Form 10-Q
period 2015-09-30
CPI Card Group Inc.
filed 2015-11-23
CIK 1641614

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2015.
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to

Commission File Number 001-37584

CPI Card Group Inc.
(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0344657 (I.R.S. employer identification no.)
10368 West Centennial Road Littleton, CO (Address of principal executive offices)	80127 (Zip Code)

(303) 973-9311
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of Common Stock, $0.001 par value, outstanding as of November 23, 2015: 56,476,116

Item 1.    Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,858	$12,941
Accounts receivable, net of allowances of $561 and $272, respectively	53,530	43,548
Inventories	27,096	21,605
Prepaid expenses and other current assets	3,660	4,129
Income taxes refundable	6,264	—
Deferred income taxes	502	634
Current assets of a discontinued operation	—	5,862

Total current assets	106,910	88,719
Plant, equipment and leasehold improvements, net	49,834	44,772
Intangible assets, net	55,186	58,703
Goodwill	73,355	73,801
Other assets	4,026	15

Total assets	$289,311	$266,010

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,611	$16,276
Accrued expenses	14,512	10,591
Deferred revenue and customer deposits	3,702	3,382
Current maturities of long-term debt	13,350	6,326
Income taxes payable	—	13

Total current liabilities	51,175	36,588
Long-term debt, net of current maturities	413,139	163,484
Sellers Note	—	9,000
Deferred income taxes	24,956	13,810
Other long-term liabilities	7,854	6,572

Total liabilities	497,124	229,454
Commitments and contingencies
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 86,407 shares issued and 2,576 shares outstanding and 86,407 shares issued and 64,809 shares outstanding; liquidation preference of $11,783 and $256,017 at September 30, 2015 and December 31, 2014, respectively	2,304	58,250
Stockholders' deficit
Common Stock; $0.001 par value—100,000,000 shares authorized; 45,032,240 shares issued and 41,476,116 shares outstanding and 44,840,576 shares issued and 41,371,220 shares outstanding at September 30, 2015 and December 31, 2014, respectively	2	2
Additional paid in capital	(245,267)	(24,802)
Accumulated earnings	38,955	5,798
Accumulated other comprehensive loss	(3,807)	(2,584)
Employee notes receivable	—	(108)

Total stockholders' deficit	(210,117)	(21,694)
Total liabilities and stockholders' deficit	$289,311	$266,010

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales:
Products	$65,567	$43,267	$178,338	$102,172
Services	42,130	34,107	102,205	70,969

Total net sales	107,697	77,374	280,543	173,141

Cost of sales:
Products (exclusive of depreciation and amortization shown below)	35,520	28,986	108,322	74,670
Services (exclusive of depreciation and amortization shown below)	26,813	19,443	60,742	39,878
Depreciation and amortization	2,315	2,282	7,087	6,132

Total cost of sales	64,648	50,711	176,151	120,680

Gross profit	43,049	26,663	104,392	52,461
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	14,485	12,017	41,175	26,515
Depreciation and amortization	1,503	933	4,771	2,697
Restructuring charges (see note 1)	681	—	681	—

Total operating expenses	16,669	12,950	46,627	29,212

Income from operations	26,380	13,713	57,765	23,249
Other income (expense):
Interest, net	(4,624)	(1,947)	(8,129)	(5,391)
Foreign currency (loss) gain	(34)	235	115	24
Loss on debt modification and early extinguishment	(703)	(476)	(703)	(476)
Other income (expense), net	295	(6)	356	13

Total other expense, net	(5,066)	(2,194)	(8,361)	(5,830)

Income before income taxes	21,314	11,519	49,404	17,419
Provision for income taxes	(6,554)	(4,751)	(16,528)	(7,084)

Net income from continuing operations	14,760	6,768	32,876	10,335
Discontinued operation (see note 3)
Income (loss) from a discontinued operation, net of taxes	—	699	(606)	(2,064)
Gain on sale of a discontinued operation, net of taxes	—	—	887	—

Net income	$14,760	$7,467	$33,157	$8,271

Other Comprehensive Income
Currency translation adjustment	(878)	(677)	(1,224)	(374)

Total comprehensive income	$13,882	$6,790	$31,933	$7,897

Earnings (loss) per share
Net income from continuing operations	$14,760	$6,768	$32,876	$10,335
Preferred stock dividends	(7,096)	(10,692)	(32,454)	(31,672)

Income (loss) from continuing operations attributable to common stockholders	7,664	(3,924)	422	(21,337)
Income (loss) from a discontinued operation, net of taxes	—	699	281	(2,064)

Net income (loss) available to common shareholders	$7,664	$(3,225)	$703	$(23,401)

Basic earnings (loss) per share:
Continuing operations	$0.19	$(0.10)	$0.01	$(0.52)
Discontinued operation	—	0.02	0.01	(0.05)

	$0.19	$(0.08)	$0.02	$(0.57)

Diluted earnings (loss) per share:
Continuing operations	$0.19	$(0.10)	$0.01	$(0.52)
Discontinued operation	—	0.02	0.01	(0.05)

	$0.19	$(0.08)	$0.02	$(0.57)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$33,157	$8,271
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities, net of effects of acquisitions:
Depreciation, amortization and accretion expense	12,475	10,631
Non-cash accretion of defined stock compensation plan	2,137	2,013
Loss on debt modification and extinguishment	703	476
Loss on sale of a discontinued operation, before tax	1,039	—
Deferred income tax	11,304	—
Loss on disposal of fixed assets	1,290	77
Unrealized foreign currency exchange gain	(151)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(13,045)	(26,069)
Inventories	(5,719)	(9,553)
Prepaid expenses and other current assets	(1,130)	(2,138)
Income taxes	(6,264)	5,132
Accounts payable	1,893	10,347
Accrued expenses	4,057	2,470
Deferred revenue and customer deposits	3,207	2,768
Other liabilities	(523)	(2,115)

Cash provided by operating activities	44,430	2,303
Investing activities
Proceeds from sale of a discontinued operation	5,000	—
Acquisition of EFT Source, Inc., net of cash	—	(53,882)
Acquisitions of plant, equipment and leasehold improvements	(13,866)	(12,676)

Cash used in investing activities	(8,866)	(66,558)
Financing activities
Payment of long-term debt	(170,929)	(9,408)
Proceeds from long-term debt	435,000	60,000
Proceeds from line of credit	—	11,300
Loan issuance costs	(17,773)	(440)
Repayment of employee note receivable	108	—
Dividend distribution	(220,742)	—
Payment of deferred IPO cost	(2,138)	—
Redemption of preferred and common stock	(55,992)	—

Cash (used in) provided by financing activities	(32,466)	61,452
Effect of exchange rates on cash	(181)	7

Net increase (decrease) in cash and cash equivalents:	2,917	(2,796)
Cash and cash equivalents, beginning of period	12,941	9,702

Cash and cash equivalents, end of period	$15,858	$6,906

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

        CPI Card Group Inc. (which, together with its subsidiaries, is referred to herein as "CPI" or the "Company") is a leading provider of comprehensive Financial Payment Card solutions in North America. The Company defines Financial Payment Cards as credit, debit and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express and Discover) and Interac (in Canada). The Company serves its customers through a network of nine production and card services facilities, including seven high-security facilities in North America that are each certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by the Company's customers, the PCI Security Standards Council. In addition to its seven North American facilities, the Company has two facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards that are not issued on the networks of the Payment Card Brands, and personalization services.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements and condensed footnotes have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our prospectus dated October 8, 2015, filed with the Securities and Exchange Commission ("SEC") on October 9, 2015 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended ("Securities Act").

        The Company sold its non-secure operation located in Nevada on January 12, 2015 (the "Nevada Sale") pursuant to an asset purchase agreement for $5,000 in cash. The Nevada operations primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands. Accordingly, the Company's consolidated balance sheet for the year ended December 31, 2014 and the statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 have been reclassified to present the Nevada operations as a discontinued operation. See Note 3.

        In August 2015, the Company completed the shut down and closure of its operation in Petersfield, United Kingdom. Petersfield primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands. Accordingly, the Company accrued facility contract termination costs of $681 in the three and nine months ended September 30, 2015.

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies (Continued)

Use of Estimates

        Management uses estimates and assumptions relating to the reporting of assets and liabilities in its preparation of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances for receivables, inventories and deferred tax assets; and stock-based compensation expense. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, in May 2014. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. The Company plans to implement the provisions of ASU 2014-09 as of January 1, 2018. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2014-09 on its results of operations, financial position and consolidated financial statements.

        The FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in April 2015. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The new standard is effective for public entities' annual reporting periods beginning after December 15, 2015. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. The Company has elected to early adopt this standard in 2015 Accordingly, the Company recorded a reduction of $11,078 to long-term debt in the company's condensed consolidated balance sheet as of September 30, 2015, and reclassified $614 from Capitalized loan fees to long-term debt in the Company's condensed consolidated balance sheet as of December 31, 2014.

        The FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory, in July 2015. ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for public entities' annual reporting periods beginning after December 15, 2016. The Company plans to implement the provisions of ASU 2015-11 as of January 1, 2017. The Company is in the process of assessing the impact of ASU 2015-11 on its results of operations, financial position and consolidated financial statements.

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

2. EFT Source Acquisition

        On September 2, 2014, the Company, through its wholly-owned subsidiary, CPI Acquisition, Inc., purchased EFT Source, Inc. ("EFT Source") headquartered in Nashville, Tennessee. EFT Source is a provider of Financial Payment Card services such as data personalization and fulfillment in the U.S. market. The primary reasons for the acquisition were to extend the Company's existing product lines, expand its markets and increase revenue. Total consideration of $68,859 consisted of $54,859 paid in cash and non-cash considerations of a $9,000 Sellers Note and the issuance of $5,000 of CPI Card Group Inc. preferred and common stock.

        The assets and liabilities assumed in the acquisition were included in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014. The results of the EFT Source operations were also included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and from September 2, 2014 through September 30, 2014.

Pro Forma Information

        The following unaudited pro forma consolidated operating results give effect to the EFT Source acquisition as if it had been completed on January 1, 2014. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that the Company considers to be reasonable.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue—Continuing Operations	$85,235	$203,437
Net Income—Continuing Operations	8,483	11,279

Basic and diluted loss per share from Continuing Operations(a)	$(0.49)	$(0.05)

(a)
Loss per share from continuing operations attributable to common stockholders after giving effect to preferred stock dividends.

3. Discontinued Operation and Disposition

        On January 12, 2015, the Company sold its Nevada non-secure operations pursuant to an asset purchase agreement for $5,000 in cash. At December 31, 2014, the net carrying values of the assets classified as a discontinued operation include inventory and plant, equipment and leasehold improvements of $3,128 and $2,910 respectively. During the nine months ended September 30, 2015, the Company recognized a gain on the sale of a discontinued operation of $887, which is included in the gain from a discontinued operation, net of an income tax benefit of $1,926 in the Company's condensed consolidated statement of operations.

        The Nevada operations recognized income of $699 for the three months ended September 30, 2014, net of income tax expense of $374 in the Company's condensed consolidated statement of operations. The Nevada operations recognized a loss of $606 for the nine months ended September 30,

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

3. Discontinued Operation and Disposition (Continued)

2015 and a loss of $2,064 for the nine months ended September 30, 2014, net of an income tax benefit of $404 and $1,108, respectively, in the Company's condensed consolidated statement of operations.

        After the Nevada Sale, CPI retained no significant continuing involvement in the Nevada operations other than a 180 day transition of services agreement, which expired on July 11, 2015. As a result of the Nevada Sale, the Company expects to be able to take a tax deduction of $32,128 related to the tax deductible goodwill and intangible assets of the Nevada operations of which $4,190 of the tax deductible goodwill resulted in the recognition of an income tax benefit of $1,510 during the nine months ended September 30, 2015.

4. Inventories

        Inventories include the following:

	September 30, 2015	December 31, 2014
Raw materials	$9,365	$12,110
Work-in-process	14,383	8,625
Finished goods	3,348	870

	$27,096	$21,605

5. Plant, Equipment and Leasehold Improvements

        Plant, equipment and leasehold improvements consist of the following asset classes:

	September 30, 2015	December 31, 2014
Buildings	$2,613	$2,486
Machinery and equipment	53,756	47,792
Furniture and fixtures	6,085	4,203
Leasehold improvements	14,935	12,593
Construction in progress	2,036	3,448

	79,425	70,522
Less accumulated depreciation and amortization	(29,591)	(25,750)

	$49,834	$44,772

        For the Company's continuing operations, amounts recorded for the depreciation of plant, equipment and leasehold improvements were $2,674 and $2,772 for the three months ended September 30, 2015 and 2014, respectively, and $8,430 and $7,410 for the nine months ended September 30, 2015 and 2014, respectively.

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

6. Goodwill and Other Intangible Assets

        Goodwill relates to the Company's U.S. Debit and Credit, U.K. Limited and Canada reporting segments. The change in goodwill from December 31, 2014 to September 30, 2015 was a result of currency translation adjustments.

        Intangible assets consist of customer relationships, technology and software, non-compete agreements, favorable leases and trademarks. Total intangible assets are being amortized over a weighted-average useful life of 16 years. The changes in the cost basis of the intangibles from December 31, 2014 to September 30, 2015 are related to foreign currency translations. Intangible amortization expense was $1,145 and $509 for the three months ended September 30, 2015 and 2014, respectively. Intangible amortization expense was $3,433 and $1,531 for the nine months ended September 30, 2015 and 2014, respectively.

        As of September 30, 2015 and December 31, 2014, intangible assets, excluding goodwill, were comprised of the following:

		September 30, 2015			December 31, 2014
	Average Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	12 to 20	$59,717	$(16,908)	$42,809	$59,871	$(14,304)	$45,567
Technology and software	7 to 10	7,101	(1,006)	6,095	7,101	(310)	6,791
Non-compete agreements	5 to 8	491	(252)	239	491	(198)	293
Favorable leases	9.5	111	(97)	14	111	(88)	23

Intangible assets subject to amortization		67,420	(18,263)	49,157	67,574	(14,900)	52,674
Trademarks (indefinite-lived)		6,029	—	6,029	6,029	—	6,029

		$73,449	$(18,263)	$55,186	$73,603	$(14,900)	$58,703

        The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of September 30, 2015 is as follows:

2015 (remaining 3 months)	$1,145
2016	4,569
2017	4,554
2018	4,554
2019	4,535
Thereafter	29,800

$49,157

7. Fair Value of Financial Instruments

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, the Company utilizes a fair value hierarchy that prioritizes the inputs to

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

7. Fair Value of Financial Instruments (Continued)

valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

  •
  Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

  •
  Level 2—Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.

  •
  Level 3—Valuations based on unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

        The Company's financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

		Fair Value Measurement at September 30, 2015 (Using Fair Value Hierarchy)
	Fair Value as of September 30, 2015
		Level 1	Level 2	Level 3
Liabilities:
Term Loan	$432,825	$—	$432,825	$—
Sellers Note	$9,000	$—	$—	$9,000

		Fair Value Measurement at December 31, 2014 (Using Fair Value Hierarchy)
	Fair Value as of December 31, 2014
		Level 1	Level 2	Level 3
Liabilities:
Term Loan	$170,866	$—	$170,866	$—
Sellers Note	$9,000	$—	$—	$9,000

8. Related-Party Transactions

        The Company leases its operating facility in Indiana from a company that is owned by an individual who was a member of the Company's Board of Directors until August 7, 2015. The lease expires in January 2018 and requires the Company to pay property taxes, insurance and normal maintenance costs. The Company paid rent of $40 for each of the three month periods ended September 30, 2015 and 2014, and $121 for each of the nine month periods ended September 30, 2015 and 2014.

        In conjunction with certain Company employees acquiring preferred and common stock during 2013 and 2012, the Company obtained notes receivable from the employees that have remaining balances outstanding of $0 and $108 at September 30, 2015 and December 31, 2014, respectively.

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

9. Long-Term Debt and Credit Facility

        As of September 30, 2015 and December 31, 2014, long-term debt and credit facilities consist of the following:

	Interest Rate(1)	September 30, 2015	December 31, 2014
First lien term loan facility(1)	6.75%	$435,000	$—
Unamortized discount on first lien term loan facility		(6,433)	—
Senior term loan dated September 2, 2014	3.02%	—	170,645
Unamortized discount on senior term loan		—	(221)
Unamortized deferred financing costs		(11,078)	(614)
Sellers note	5.0%	9,000	9,000

Total long-term debt		426,489	178,810
Less current maturities of long-term debt		(13,350)	(6,326)

Long-term debt, excluding current maturities		$413,139	$172,484

(1)
Interest rate at September 30, 2015

First Lien Credit Facility

        On August 17, 2015, the Company entered into a first lien credit agreement (the "First Lien Credit Facility") with a syndicate of lenders providing for a $435,000 first lien term loan facility (the "First Lien Term Loan") and a $40,000 revolving credit facility (the "Revolving Credit Facility"). The First Lien Term Loan and the Revolving Credit Facility have maturity dates of August 17, 2022 and August 17, 2020, respectively.

        The First Lien Credit Facility is secured by a first-priority security interest in substantially all of the Company's assets constituting equipment, inventory, receivables, cash and other tangible and intangible property.

        Interest rates under the First Lien Credit Facility are based, at the Company's election, on a Eurodollar rate plus a margin of 4.50% or a base rate plus a margin of 3.50%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the revolving lenders equal to the margin applicable to Eurodollar revolving loans. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company's total net leverage ratio declines.

        The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company's assets and affiliate transactions. The First Lien Credit

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

9. Long-Term Debt and Credit Facility (Continued)

Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including the completion of a qualified initial public offering. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage not in excess of 7.00 times.

        In accordance with the terms of the First Lien Credit Facility, the Company repaid $112,500 of the First Lien Term Loan on October 15, 2015 in conjunction with the completion of its initial public offering ("IPO"). See Note 18.

        As of September 30, 2015, the Company did not have any outstanding amounts under the Revolving Credit Facility other than outstanding letters of credit of approximately $100, which reduced the borrowing capacity to $39,900.

Senior Term Loan dated September 2, 2014

        At September 30, 2015, there were no amounts outstanding on the Senior Term Loan dated November 8, 2012, and amended September 2, 2014, and the related revolver with a maturity of September 30, 2016. The outstanding balance of $158,420 on the Senior Term Loan was repaid in full on August 17, 2015 using a portion of the proceeds from the new $435,000 First Lien Term Loan. In conjunction with the repayment of the Senior Term Loan, the Company recognized a $703 loss on early extinguishment related to the unamortized deferred financing costs and discount on the Senior Term Loan.

Sellers Note

        The Company entered into a subordinated, unsecured promissory note for $9,000 with certain sellers of EFT Source as part of the EFT Source acquisition. Interest on the Sellers Note accrues at 5.0% per annum and is paid quarterly. The Sellers Note principal and unpaid interest is due to the sellers at the earlier of September 2, 2016 or with the occurrence of certain specific events as outlined in the Sellers Note. The Company recorded the Sellers Note as current liability at September 30, 2015, as the maturity date of the loan is within twelve months from September 30, 2015.

Letters of Credit

        The Company has two outstanding letters of credit for the security deposits on two real property lease agreements. These letters of credit are for a total of $100, reducing availability under the Revolving Credit Facility. The Company pays a fee on the outstanding letters of credit at the applicable margin, which was 4.50% as of September 30, 2015, in addition to a fronting fee of 0.125% per annum.

10. Income Taxes

        During the three months ended September 30, 2015, the Company recognized an income tax expense of $6,554 on pre-tax income of $21,314, representing an effective income tax rate of 30.7%

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

10. Income Taxes (Continued)

compared to an income tax expense of $4,751 on pre-tax income of $11,519, representing an effective tax rate of 41.2% during the three months ended September 30, 2014.

        The effective tax rates for all periods presented also differ from the federal U.S. statutory rate primarily due to a benefit from permanent deductions related to credits for domestic production activities and the impact of state income taxes.

        During the nine months ended September 30, 2015, the Company recognized an income tax expense of $16,528 on pre-tax income of $49,404, representing an effective income tax rate of 33.5% compared to an income tax expense of $7,084 on pre-tax income of $17,419, representing an effective tax rate of 40.7% during the nine months ended September 30, 2014.

11. Series A Preferred Stock

        Series A Preferred Stock has a par value of $0.001 per share. The Series A Preferred Stock has an initial liquidation preference equal to $1,000 per outstanding share. In addition, the Series A Preferred Stock liquidation preference earns a dividend of 20% per share per annum payable when declared by the Board of Directors. Such dividends accrue on each share from the date of original issuance and accrue on a daily basis, whether or not declared. Such dividends are cumulative so that if such dividend in respect of any previous or current annual dividend period, at the annual 20% rate, has not been paid, the deficiency shall first be fully paid before any dividend or other distribution shall be paid or declared and set apart for the common stock. In the event of any liquidation, dissolution or winding up of the Company, the Series A Preferred Stock holders shall be entitled to receive, prior and in preference to any distributions of any of the Company's assets to the common stock holders, the value of the liquidation preference. If the distribution of such assets is insufficient to permit the payment to such holders, the distribution shall be distributed ratably among the holders of the Series A Preferred Stock in proportion to the amount of such stock owned by each holder. The Series A Preferred Stock has no voting rights.

	Series A Preferred Stock
	Shares	Amount
Balance as of December 31, 2014	64,809	$58,250
Less redemptions of preferred stock	(62,233)	(55,946)

Balance as of September 30, 2015	2,576	$2,304

        On August 17, 2015, the Company redeemed 62,140 shares of the Series A Preferred Stock for $276,688, or $4,446.70 per share. Of the $276,688 redemption amount, $55,946 was treated as a return of capital and $220,742 was treated as a dividend. During the nine months ended September 30, 2015, the Company redeemed a total of 62,233 shares of Series A Preferred Stock at prices ranging between $3,950.33 and $4,446.70 per share.

        On October 15, 2015, the Company redeemed the remaining 2,576 shares of the Series A Preferred Stock for $11,877, or $4,610.68 per share. See Note 18.

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

12. Stockholders' Equity

Common Stock

        On September 3, 2015, the Company's Board of Directors approved a 22-for-1 stock split of our common stock. Upon the effective date of the stock split, each outstanding share of common stock and restricted common stock was divided into 22 shares of common stock or restricted common stock, as applicable. Shares of common stock available for issuance under the 2007 Stock Option Plan were increased accordingly. All of the share numbers, share prices and exercise prices have been retroactively adjusted to reflect the stock split in this Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and these notes.

        During the nine months ended September 30, 2015, the Company issued no common stock and redeemed 86,768 shares of common stock at values of $0.32 and $0.91 per share. During the three months ended September 30, 2015, there was no common stock issued or redeemed. The redeemed common stock share values were calculated in accordance with the terms of the applicable award agreements.

13. Earnings per Share

        Basic or diluted earnings (loss) per share, ("EPS") is computed by dividing net earnings or loss by the weighted number of ordinary shares outstanding during the period.

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

13. Earnings per Share (Continued)

        The following table sets forth the computation of basic and diluted EPS attributable to continuing and discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income from continuing operations	$14,760	$6,768	$32,876	$10,335
Preferred stock dividends	(7,096)	(10,692)	(32,454)	(31,672)

Income (loss) from continuing operations attributable to common stockholders	7,664	(3,924)	422	(21,337)
Income (loss) from a discontinued operation, net of taxes	—	699	281	(2,064)

Net income (loss) available to common stockholders	$7,664	$(3,225)	$703	$(23,401)
Denominator:
Basic EPS—weighted average common shares outstanding	41,476,116	41,195,047	41,374,188	41,141,281
Basic EPS:
Income (loss) from continuing operations	$0.19	$(0.10)	$0.01	$(0.52)
Income (loss) income from a discontinued operation, net of taxes	—	0.02	0.01	(0.05)

Net income (loss)	$0.19	$(0.08)	$0.02	$(0.57)

Denominator:
Diluted EPS—weighted average common shares outstanding	41,819,422	41,195,047	41,717,494	41,141,281
Diluted EPS:
Income (loss) from continuing operations	$0.19	$(0.10)	$0.01	$(0.52)
Income (loss) from a discontinued operation, net of taxes	—	0.02	0.01	(0.05)

Net income (loss)	$0.19	$(0.08)	$0.02	$(0.57)

        The Company reported net income from continuing operations available to common stockholders for three and nine months ended September 30, 2015. Accordingly, the potentially dilutive effect of the outstanding stock options of 539,000 as of September 30, 2015 has been included in the computation of diluted earnings per share. All potentially dilutive shares as of September 30, 2014 have been excluded from the weighted-average number of shares of common stock outstanding as their inclusion would be antidilutive. As further described in Note 11, the cumulative dividends in arrears related to Series A Preferred Stock must be paid before any distribution can be paid to the Company's common

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

13. Earnings per Share (Continued)

stockholders. As of September 30, 2015, cumulative dividends in arrears related to Series A Preferred Stock were $9,573.

14. Commitments and Contingencies

        Asset retirement obligations relate to legal obligations associated with the removal of all leasehold improvements at the end of the lease term. The Company records all asset retirement obligations, which primarily relate to "make-good" clauses in operating leases, for its leased property containing leasehold improvements. The liability, reported within other long-term liabilities, is accreted through charges to operating expenses. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. Accretion expense was $6 for both the nine month periods ended September 30, 2015 and 2014. As of September 30, 2015 and December 31, 2014, the Company's asset retirement obligations included in other long-term liabilities were $621 and $911, respectively.

15. Stock-Based Compensation

        The Company accounts for stock-based compensation pursuant to Accounting Standards Codification ("ASC") 718, Share-Based Payment, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.

        In 2007, the Company's Board of Directors adopted the CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (the "Option Plan"). Under the provisions of the Option Plan, stock options may be granted to employees, directors, and consultants at an exercise price greater than or equal to (and not less than) the fair market value of a share on the date the option is granted. The number of common shares available under the Option Plan is 2,090,000, of which 1,562,000 were available to be granted during the nine month period ended September 30, 2015. The stock options have a 10-year life and vest as noted in each respective grant letter. All stock options are nonqualified. No stock options were granted during the nine month period ended September 30, 2015.

        The following table summarizes the changes in the number of outstanding stock options for the nine month period ended September 30, 2015:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Outstanding as of December 31, 2014	627,000	$0.0003	6.44
Granted	—	—	—
Forfeited	(99,000)	0.0003	—

Outstanding as of September 30, 2015	528,000	$0.0003	5.86

Exercisable as of September 30, 2015	480,333	$0.0004	5.68

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

15. Stock-Based Compensation (Continued)

        Unvested options as of September 30, 2015 vest as follows:

2015	7,334
2016	40,333

Total unvested options as of September 30, 2015	47,667

        Compensation expense and unrecorded compensation expense related to stock options granted under the Option Plan for the three and nine month periods ended September 30, 2015 and 2014 were de minimis.

        The following table summarizes the changes in the number of outstanding restricted shares of common stock for the nine month period ended September 30, 2015:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding as of December 31, 2014	—	$—
Granted	191,664	9.48
Vested	—	—
Forfeited	—	—

Outstanding as of September 30, 2015	191,664	$9.48

        During the nine months ended September 30, 2015, the Company issued 191,664 restricted shares of common stock to executives of the Company. The awards contain service conditions associated with continued employment or service. The terms of the non-vested restricted shares of common stock provide voting and regular dividend rights to the holders of the restricted shares of common stock. Upon vesting, the restrictions on the restricted shares of common stock lapse and the shares are considered issued and outstanding. The restricted shares vest over one to three year periods.

        Total compensation expense related to the unvested restricted shares of common stock awards was $323 for the three and nine month periods ended September 30, 2015. As of September 30, 2015, there was $1,494 of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be recognized over a weighted average period of 1.74 years.

16. Phantom Stock Plan

        Total authorized units under the CPI Acquisition, Inc. Phantom Stock Plan, (the "Phantom Stock Plan") are 100,000. At December 31, 2014, there were 84,297 units issued and outstanding under the terms of the Phantom Stock Plan, of which 13,088 were fully vested. At September 30, 2015, there were 81,156 units issued and outstanding under the terms of the Phantom Stock Plan, of which 13,088 were fully vested.

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

16. Phantom Stock Plan (Continued)

        As these awards must be settled in cash, the Company accounts for them as liabilities. The Company measures the liability at intrinsic value; with changes in the intrinsic value of the liability recognized as expense in the consolidated statements of operations and comprehensive income. There was $311 and $2,604 of compensation expense recognized for the three months ended September 30, 2015 and 2014, respectively, related to the Phantom Stock Plan. There was $1,813 and $2,013 of compensation expense recognized for the nine months ended September 30, 2015 and 2014, respectively, related to the Phantom Stock Plan.

        On October 15, 2015, the Company settled the full liability associated with the Phantom Stock Plan for $13,268. See Note 18.

17. Segment Reporting

        The Company has identified reportable segments as those consolidated subsidiaries that represent 10% or more of its revenue, EBITDA (as defined below), or total assets or subsidiaries which the Company believes information about the segment would be useful to the readers of the financial statements from a qualitative perspective. The Company's chief operating decision maker is its Chief Executive Officer who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments based on measures such as revenue and EBITDA.

        EBITDA is the primary measure used by the Company's chief operating decision maker to evaluate segment operating performance. As the Company uses the term, EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. The Company's chief operating decision maker believes EBITDA is a meaningful measure and is superior to available U.S. GAAP measures as it represents a transparent view of the Company's operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company's chief operating decision maker uses EBITDA to perform periodic reviews and comparison of operating trends and identify strategies to improve the allocation of resources amongst segments.

        As of September 30, 2015, the Company's reportable segments are as follows:

  •
  U.S. Debit and Credit

  •
  U.S. Prepaid Debit

  •
  U.K. Limited

  •
  Other

        On February 16, 2015, the Company determined that the Petersfield, United Kingdom operation, which is included in Other, would be shut down. The shut down and closure of the Petersfield facility was completed in August 2015.

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

17. Segment Reporting (Continued)

Performance Measures of Reportable Segments

        Revenue and EBITDA of the Company's reportable segments for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. Debit and Credit(a)	$72,785	$43,069	$196,190	$92,339
U.S. Prepaid Debit	23,659	23,752	53,482	47,050
U.K. Limited	9,668	7,808	23,586	24,138
Other	3,995	6,310	13,917	17,493
Intersegment eliminations	(2,410)	(3,565)	(6,632)	(7,879)

Total:	$107,697	$77,374	$280,543	$173,141

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. Debit and Credit(a)	$23,368	$11,180	$59,961	$22,170
U.S. Prepaid Debit	9,973	9,336	19,733	15,314
U.K. Limited	1,235	596	2,076	1,410
Other	(4,820)	(4,431)	(12,379)	(7,255)

Total:	$29,756	$16,681	$69,391	$31,639

(a)
Amounts for the three and nine months ended September 30, 2015 include the post-acquisition revenue and EBITDA of EFT Source.

        The following table provides a reconciliation of total segment EBITDA to income before income taxes for the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total segment EBITDA	$29,756	$16,681	$69,391	$31,639
Depreciation and amortization	(3,818)	(3,215)	(11,858)	(8,829)
Interest, net	(4,624)	(1,947)	(8,129)	(5,391)

Income before income taxes	$21,314	$11,519	$49,404	$17,419

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

17. Segment Reporting (Continued)

Balance Sheet Data of Reportable Segments

        Total assets of the Company's reportable segments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
U.S. Debit and Credit	$219,484	$200,572
U.S. Prepaid Debit	25,998	20,183
U.K. Limited	26,772	29,740
Other	17,057	9,653

Total continuing operations:	289,311	260,148
Discontinued operation(a):	—	5,862

Total assets:	$289,311	$266,010

(a)
As of December 31, 2014, certain assets of the Nevada operation sold on January 12, 2015 (Note 3) are presented in assets of a discontinued operation in the Company's consolidated balance sheet.

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

        Plant, equipment and leasehold improvement additions of the Company's geographical locations for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S.	$3,625	$5,705	$13,598	$12,000
Canada	136	3	417	25

Total North America	3,761	5,708	14,015	12,025
U.K.	437	98	573	359

Total plant, equipment and leasehold improvement additions	$4,198	$5,806	$14,588	$12,384

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

17. Segment Reporting (Continued)

Net Sales of Geographic Locations

        Net sales of the Company's geographic locations for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S.(a)	$94,125	$63,788	$244,636	$130,974
Canada	3,084	2,905	7,209	10,669

Total North America	97,209	66,693	251,845	141,643
U.K.	8,236	8,058	22,089	23,135
Other(b)	2,252	2,623	6,609	8,363

Total revenue	$107,697	$77,374	$280,543	$173,141

(a)
Amounts for the three and nine months ended September 30, 2015 include the post-acquisition revenue of EFT Source.

(b)
Amounts in Other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

        Long-lived assets of the Company's geographic segments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
U.S.	$162,854	$160,144
Canada	2,382	2,525

Total North America:	165,236	162,669
U.K.	13,139	14,607

Total long-lived assets	$178,375	$177,276

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

17. Segment Reporting (Continued)

Net Sales by Product and Services

        Net sales from products and services sold by the Company for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product net sales(a)	$65,567	$43,267	$178,338	$102,172
Services net sales(b)	42,130	34,107	102,205	70,969

Total net sales:	$107,697	$77,374	$280,543	$173,141

(a)
Product net sales include the design and production of Financial Payment Cards in contact-EMV, Dual-Interface EMV, contactless and magnetic stripe card formats. The Company also generates product revenue from the sale of Card@Once® instant issuance systems, private label credit cards and retail gift cards.

(b)
Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, the provision of tamper-evident security packaging, providing fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. The Company also generates service revenue from personalizing retail gift cards (primarily in Canada and the United Kingdom) and from click-fees generated from the Company's patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images.

18. Subsequent Events

        On October 15, 2015, the Company completed its IPO issuing 15,000,000 shares of common stock. The public offering price of the shares sold in the IPO was $10.00 per share. The net proceeds of $142,500 from the IPO were utilized to (i) redeem all of our remaining Series A Preferred Stock for a total redemption price of $11,877, (ii) repay $112,500 of the amount outstanding under the First Lien Term Loan, and (iii) terminate and settle all outstanding obligations due under the Phantom Stock Plan of $13,268. Deferred offering expenses of $3,941 were recorded as other assets in the September 30, 2015 balance sheet. Upon completion of the IPO, these offering expenses were reclassified to additional paid-in capital. Approximately $1,804 of deferred offering costs were accrued as of September 30, 2015.

        After the issuance of 15,000,000 shares of common stock in the IPO, the Company had 56,476,116 shares of common stock outstanding.

        On October 4, 2015, the Company's Board of Directors increased the number of authorized shares of common stock to 100 million.

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

18. Subsequent Events (Continued)

        In conjunction with the completion of the IPO, the Company adopted the CPI Card Group Inc. Omnibus Plan (the "Omnibus Plan") pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company has reserved 4,000,000 shares of common stock for issuance under the Omnibus Plan. Further, the Company granted awards of stock options for 770,450 shares of common stock at an exercise price of $10 per share on October 9, 2015. The options will generally vest 33.4% on October 9, 2017, 33.3% on October 9, 2018, and 33.3% on October 9, 2019.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        References to the "Company," "our," "us" or "we" refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management's discussion and analysis should also be read in conjunction with the management's discussion and analysis and consolidated financial statements included in our Prospectus filed with the Securities and Exchange Commission on October 9, 2015 pursuant to Rule 424(b).

Special Note Regarding Forward-Looking Statements

        All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding the Company's financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or the Company's management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the United States Securities and Exchange Commission ("SEC"). All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company's behalf are qualified in their entirety by this paragraph.

Overview

        We are a leading provider of comprehensive Financial Payment Card solutions in North America. We define Financial Payment Cards as credit, debit and prepaid debit cards issued on the networks of the payment card brands (Visa, MasterCard, American Express and Discover) and Interac (in Canada). Our customers are primarily leading national and regional banks, independent community banks, credit unions, managers of prepaid debit card programs, Group Service Providers (organizations that assist small issuers with managing their credit and debit card programs) and card processors. We serve a diverse set of direct and indirect customers, including many of the largest North American issuers of debit and credit cards, the largest global managers of prepaid debit and credit card programs, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

        We serve our customers through a network of nine production and card services facilities, including seven high-security facilities in North America that are each certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by our customers, the Payment Card Industry Security Standards Council. We have the largest such network of high-security production facilities in North America, allowing us to optimize our solutions offerings to serve the needs of our diverse and long-term customer base.

Highlights

        During the three months ended September 30, 2015, net sales increased 39.2% from the same period in 2014, to $107.7 million, and income from operations increased 92.4% to $26.4 million. The operating profit margin for the three months ended September 30, 2015 was 24.5%, an increase of 680 basis points from 17.7% in the third quarter of 2014.

        For the nine months ended September 30, 2015, net sales increased 62.0% from the same period in 2014, to $280.5 million, and income from operations increased 148.5% to $57.8 million. The operating profit margin for the nine months ended September 30, 2015 was 20.6%, an increase of 720 basis points from 13.4% in the nine months ended September 30, 2014.

        On August 17, 2015, we entered into a first lien credit agreement ("First Lien Credit Facility") with a syndicate of lenders providing for a $435.0 million first lien term loan facility ("First Lien Term Loan") and a $40.0 million revolving credit facility ("Revolving Credit Facility"). We used proceeds from the First Lien Credit Facility to pay off the outstanding balance on our previous credit facility ($142.5 million), and to redeem 62,140 shares of Series A Preferred Stock ($276.7 million). We incurred $17.5 million of origination costs and associated discounts in conjunction with the establishment of the First Lien Credit Facility.

Results of Operations

        The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Net Sales
Products	$65,567	$43,267	$178,338	$102,172
Services	42,130	34,107	102,205	70,969

Total net sales	107,697	77,374	280,543	173,141
Cost of sales	64,648	50,711	176,151	120,680

Gross profit	43,049	26,663	104,392	52,461
Operating expenses	16,669	12,950	46,627	29,212

Income from operations	26,380	13,713	57,765	23,249
Other income (expense):
Interest, net	(4,624)	(1,947)	(8,129)	(5,391)
Foreign currency (loss) gain	(34)	235	115	24
Loss on debt modification and early extinguishment	(703)	(476)	(703)	(476)
Other income (expense), net	295	(6)	356	13

Income before income taxes	21,314	11,519	49,404	17,419
Provision for income taxes	(6,554)	(4,751)	(16,528)	(7,084)

Income from continuing operations	14,760	6,768	32,876	10,335
Income (loss) from discontinued operations, net of taxes	—	699	(606)	(2,064)
Gain on sale of discontinued operations, net of taxes	—	—	887	—

Net income	$14,760	$7,467	$33,157	$8,271

Segment Discussion

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014

        The table below presents our results of operations for the three months ended September 30, 2015 compared with the three months ended September 30, 2014:

Net Sales

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit segment	$72,785	$43,069	$29,716	69.0%
U.S. Prepaid Debit segment	23,659	23,752	(93)	(0.4)%
U.K. Limited segment	9,668	7,808	1,860	23.8%
Other	3,995	6,310	(2,315)	(36.7)%
Eliminations	(2,410)	(3,565)	1,155	(32.4)%

Total	$107,697	$77,374	$30,323	39.2%

        Net sales for the three months ended September 30, 2015 increased $30.3 million, or 39.2%, to $107.7 million compared to $77.4 million for the three months ended September 30, 2014. The increase in net sales was due to growth in net sales of 69.0% in our U.S. Debit and Credit segment and 23.8% growth in our U.K. Limited segment, offset by a 0.4% decline in our U.S. Prepaid Debit segment and a 36.7% decline in our Other segment as compared to the same period in the prior year.

U.S. Debit and Credit:

        Net sales for the U.S. Debit and Credit segment for the three months ended September 30, 2015 increased $29.7 million, or 69.0%, to $72.8 million compared to $43.1 million for the three months ended September 30, 2014. The increase in net sales was primarily driven by an increase in EMV related revenue of $18.5 million and an increase in net sales of $17.3 million from the EFT Source business acquired in September 2014, partially offset by a decrease in magnetic stripe card sales of $6.6 million.

        The increase in EMV revenue of $18.5 million was driven by our card issuing bank customers or end-users adopting EMV technology for debit and credit cards. For the three months ended September 30, 2015, we sold 41.2 million EMV cards at an Average Selling Price ("ASP") of $0.94 compared 18.7 million EMV cards at an ASP of $1.08 for the three months ended September 30, 2014. The reduction in the ASP during the three months ended September 30, 2015 as compared to the same period in 2014, was primarily driven by a reduced number of Dual-Interface cards being issued in 2015. Dual-Interface card sales in the three months ended September 30, 2015 were negligible where in the three months ended September 30, 2014, we sold 1.3 million Dual-Interface cards, at an average ASP of $1.99 per card.

U.S. Prepaid Debit:

        Net sales for the U.S. Prepaid Debit segment for the three months ended September 30, 2015 decreased $0.1 million, or 0.4%, to $23.7 million compared to $23.8 million for the three months ended September 30, 2014. During the quarter, we experienced a delay in orders as a customer postponed the launch of a refreshed prepaid debit product and the replenishment of additional product while awaiting the conclusion of contract negotiations with a major merchant, all of which resulted in a decrease in revenues from this customer when compared with the prior year period. We also experienced a decrease in sales during the quarter with another customer, as the customer did not repeat this year the refreshed product designs that were launched in the prior year period. These decreases were largely offset by the growth in the remainder of the U.S. Prepaid segment.

U.K. Limited:

        Net sales for the U.K. Limited segment for the three months ended September 30, 2015 increased $1.9 million, or 23.8%, to $9.7 million compared to $7.8 million for the three months ended September 30, 2014. The increase in net sales was primarily driven by an increase in retail gift and loyalty card product and services sales volume to key clients, offset by unfavorable foreign currency exchange rate fluctuations.

Other:

        Net sales for the Petersfield U.K. operation decreased $1.7 million for the three months ended September 30, 2015 compared to the same period in 2014. The Petersfield U.K. operation was shut down in August 2015, as discussed in Note 17 of Part I Item 1 of this Form 10-Q.

        Net sales for the Canada operations decreased $0.4 million for the three months ended September 30, 2015 compared with the same period in 2014, which was primarily driven by unfavorable foreign exchange rate fluctuations.

Cost of Sales

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit segment	$44,600	$28,627	$15,973	55.8%
U.S. Prepaid Debit segment	12,680	13,753	(1,073)	(7.8)%
U.K. Limited segment	6,934	5,927	1,007	17.0%
Other	4,104	4,808	(704)	(14.6)%
Eliminations	(3,670)	(2,404)	(1,266)	52.7%

Total	$64,648	$50,711	$13,937	27.5%

        Cost of sales for the three months ended September 30, 2015 increased $13.9 million, or 27.5%, to $64.6 million compared to $50.7 million for the three months ended September 30, 2014. The increase in cost of sales was driven primarily by a $7.0 million increase in technology materials (primarily EMV chip modules), a $2.9 million increase in other materials, a $2.8 million increase in overhead and a $1.3 million increase in labor costs.

        The $7.0 million increase in technology materials was driven by the increased number of EMV cards produced as noted above and is a direct result of U.S. card issuing banks upgrading to EMV debit and credit cards which include an integrated circuit chip module, which may also become Dual-Interface when connected to an optional RF antenna in the card. The $2.9 million increase in other materials, $2.8 million increase in overhead and $1.3 million increase in labor expenses were driven primarily by the EFT Source acquisition in September 2014.

        Cost of sales for the U.S. Debit and Credit segment for the three months ended September 30, 2015 increased $16.0 million, or 55.8%, to $44.6 million compared to $28.6 million for the three months ended September 30, 2014, driven by increased sales as referenced above.

        Cost of sales for the U.S. Prepaid Debit segment for the three months ended September 30, 2015 decreased $1.1 million, or 7.8%, to $12.7 million compared to $13.8 million for the three months ended September 30, 2014. The decrease in cost of sales was primarily driven by a $0.7 million decrease in other materials, a $0.4 million decrease in labor and benefits costs and a $0.2 million decrease in depreciation and amortization expense, offset by a $0.2 million increase in overhead expense.

        Cost of sales for the U.K. Limited segment for the three months ended September 30, 2015 increased $1.0 million, or 17.0%, to $6.9 million compared to $5.9 million for the three months ended September 30, 2014. The increase in cost of sales was driven by the increased level of net sales referenced above.

        Cost of sales in Other declined primarily due to our Petersfield U.K. operation which decreased $0.6 million for the three months ended September 30, 2015 compared to the same period in 2014. The Petersfield operation was shut down in August 2015, as discussed in Note 17 of Part I Item 1 of this Form 10-Q.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
	2015	% of net sales	2014	% of net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit segment	$28,185	38.7%	$14,442	33.5%	$13,743	95.2%
U.S. Prepaid Debit segment	10,979	46.4%	9,999	42.1%	980	9.8%
U.K. Limited segment	2,734	28.3%	1,881	24.1%	853	45.3%
Other	1,151	28.8%	341	5.4%	810	237.5%

Total	$43,049	40.0%	$26,663	34.5%	$16,386	61.5%

        Gross profit for the three months ended September 30, 2015 increased $16.4 million, or 61.5%, to $43.0 million compared to $26.7 million for the three months ended September 30, 2014. Gross profit margin for the three months ended September 30, 2015 increased to 40.0% compared to 34.5% for the three months ended September 30, 2014.

        Gross profit for the U.S. Debit and Credit segment for the three months ended September 30, 2015 increased $13.7 million, or 95.2%, to $28.2 million compared to $14.4 million for the three months ended September 30, 2014. The increase in gross profit for the U.S. Debit and Credit segment was primarily a result of increased EMV revenues combined with the EFT Source acquisition. Gross profit margin for the U.S. Debit and Credit segment for the three months ended September 30, 2015 increased to 38.7% compared to 33.5% for the three months ended September 30, 2014.

        Gross profit for the U.S. Prepaid Debit segment for the three months ended September 30, 2015 increased 9.8%, to $11.0 million compared to $10.0 million for the three months ended September 30, 2014. The increase in gross profit was primarily driven by the $1.1 million decrease in cost of sales of year over year, when compared to prior year reflecting a shift of sales to higher margin products produced during the quarter combined with operating efficiency gains. Gross profit margin for the U.S. Prepaid Debit segment for the three months ended September 30, 2015 increased to 46.4% compared to 42.1% for the three months ended September 30, 2014.

        Gross profit for the U.K. Limited segment for the three months ended September 30, 2015 increased 45.3% to $2.7 million. The increase in gross profit was driven by increased sales volume, partially offset by unfavorable foreign exchange rate fluctuations. Gross profit margin for the U.K. Limited segment for the three months ended September 30, 2015 increased to 28.3% compared to 24.1% for the three months ended September 30, 2014.

Operating Expenses

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit segment	$6,608	$4,047	$2,561	63.3%
U.S. Prepaid Debit segment	1,514	1,403	111	7.9%
U.K. Limited segment	1,749	1,546	203	13.1%
Other	6,798	5,954	844	14.2%

Total	$16,669	$12,950	$3,719	28.7%

        Operating expenses for the three months ended September 30, 2015 increased $3.7 million, or 28.7%, to $16.7 million compared to $13.0 million for the three months ended September 30, 2014. The increase in operating expenses was driven primarily by a $2.6 million increase in the U.S. Debit and Credit segment and a $0.7 million increase in Other expenses. The $2.6 million increase in the U.S. Debit and Credit segment was primarily driven by a $ 2.6 million increase related to the EFT Source acquisition. The $0.8 million increase in Other expenses was primarily driven by a $0.7 million increase in salaries and benefits expenses, a $0.9 million increase in consulting fees, a $0.7 increase in restructuring charges, and a $0.7 million increase of depreciation and amortization expense, offset by a $2.3 million decrease related to the Phantom Stock Plan expense in the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Income from Operations and Operating Margin

	Three Months Ended September 30,
	2015	% of net sales	2014	% of net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit segment	$21,577	29.6%	$10,395	24.1%	$11,182	107.6%
U.S. Prepaid Debit segment	9,465	40.0%	8,596	36.2%	869	10.1%
U.K. Limited segment	985	10.2%	335	4.3%	650	194.0%
Other	(5,647)		(5,613)		(34)	0.6%

Total	$26,380	24.5%	$13,713	17.7%	$12,667	92.4%

        Income from operations for the three months ended September 30, 2015 increased $12.7 million, or 92.4%, to $26.4 million compared to $13.7 million for the three months ended September 30, 2014. Excluding charges of $0.3 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, related to our Phantom Stock Plan and $0.3 million of accrued performance bonuses in connection with the EFT Source acquisition in the three months ended September 30, 2015, income from operations for the three months ended September 30, 2015 increased $10.7 million, or 65.4%, compared to the three months ended September 30, 2014. Operating margins for the three months ended September 30, 2015 increased to 24.5% compared to 17.7% for the three months ended September 30, 2014. Excluding the charges related to our Phantom Stock Plan and the EFT Source acquisition performance bonus charge discussed above, operating margins for the three months ended September 30, 2015 increased to 25.1% compared to 21.1% for the three months ended September 30, 2014.

        Income from operations for the U.S. Debit and Credit segment for the three months ended September 30, 2015 increased $11.2 million, or 107.6%, to $21.6 million compared to $10.4 million for the three months ended September 30, 2014. Operating margins for the three months ended September 30, 2015 increased to 29.6% compared to 24.1% for the three months ended September 30, 2014.

        Income from operations for the U.S. Prepaid Debit segment for the three months ended September 30, 2015 increased $0.9 million, or 10.1%, to $9.5 million compared to $8.6 million for the three months ended September 30, 2014. Operating margins for the three months ended September 30, 2015 increased to 40.0% compared to 36.2% for the three months ended September 30, 2014.

        Income from operations for the U.K. Limited segment for the three months ended September 30, 2015 increased $0.7 million, or 194.0%, to $1.0 million compared to $0.3 million for the three months ended September 30, 2014.

        Interest income (expense).    Interest expense for the three months ended September 30, 2015 increased $2.7 million, or 137.5%, to $4.6 million compared to $1.9 million for the three months ended September 30, 2014. The increase in interest expense was driven by the new $435.0 million First Lien Term Loan that the Company put in place in August 2015 in conjunction with the partial redemption of the Series A Preferred Stock.

        Provision for income taxes.    The provision for income taxes for the three months ended September 30, 2015 increased $1.8 million to $6.6 million compared to $4.8 million for the three months ended September 30, 2014, driven by the increase in income before taxes and partially offset by a reduced effective tax rate. The effective tax rate was 30.7% and 41.2% for the three months ended September 30, 2015 and 2014, respectively. The tax rate in the three months of 2015 was reduced by discrete adjustments related to foreign taxes and state taxes.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014

Results of Operations

        The table below presents our results of operations for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014:

Net Sales

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit segment	$196,190	$92,339	$103,851	112.5%
U.S. Prepaid Debit segment	53,482	47,050	6,432	13.7%
U.K. Limited segment	23,586	24,138	(552)	(2.3)%
Other	13,917	17,493	(3,576)	(20.4)%
Eliminations	(6,632)	(7,879)	1,247	(15.8)%

Total	$280,543	$173,141	$107,402	62.0%

        Net sales for the nine months ended September 30, 2015 increased $107.4 million, or 62.0%, to $280.5 million compared to $173.1 million for the nine months ended September 30, 2014. The increase in net sales was due to growth in net sales of 112.5% and 13.7% in our U.S. Debit and Credit segment and U.S. Prepaid Debit segment, respectively, offset by a 2.3% decline in our U.K. Limited segment and a 20.4% decline in Other, compared to the same period in the prior year.

U.S. Debit and Credit:

        Net sales for the U.S. Debit and Credit segment for the nine months ended September 30, 2015 increased $103.9 million, or 112.5%, to $196.2 million compared to $92.3 million for the nine months ended September 30, 2014. The increase in net sales was primarily driven by an increase in EMV related revenue of $73.5 million and an increase in net sales of $47.1 million from the EFT Source business acquired in September 2014, partially offset by a decrease in magnetic stripe card related revenue of $18.0 million.

        The increase in EMV revenue of $73.5 million was driven by our card issuing bank customers or end-users adopting EMV technology for debit and credit cards. For the nine months ended September 30, 2015, we sold 115.9 million EMV cards at an ASP of $0.93 compared to 31.7 million EMV cards at an ASP of $1.08 for the nine months ended September 30, 2014.

U.S. Prepaid Debit:

        Net sales for the U.S. Prepaid Debit segment for the nine months ended September 30, 2015 increased $6.4 million, or 13.7%, to $53.5 million compared to $47.1 million for the nine months ended September 30, 2014. The increase was driven primarily by our largest customer for this segment refreshing its packaging designs for approximately 25% of its products and replenishing its distribution channel in the first quarter of 2015, producing a significant increase in revenues in that quarter, and then maintaining its normal buying patterns for the remainder of the nine months ended September 30, 2015. The impact of this revenue increase was partially offset by the delay in certain orders and the decrease in product redesigns experienced with two other customers, as previously discussed.

U.K. Limited:

        Net sales for the U.K. Limited segment for the nine months ended September 30, 2015 declined $0.6 million, or 2.3%, to $23.6 million compared to $24.1 million for the nine months ended September 30, 2014. The decrease in net sales was primarily driven by a decrease in retail gift and loyalty card product and services revenue.

Other:

        Net sales for the Petersfield U.K. operation decreased $2.0 million for the nine months ended September 30, 2015 compared to the same period in 2014. The Petersfield U.K. operation was shut down in August 2015, as discussed in Note 17 of Part I Item 1 of this Form 10-Q.

        Net sales for the Canada operation decreased $1.6 million for the nine months ended September 30, 2015 compared with the same period in 2014, which decrease was primarily driven by unfavorable foreign exchange rate fluctuations.

Cost of Sales

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit segment	$122,698	$63,637	$59,061	92.8%
U.S. Prepaid Debit segment	31,206	29,973	1,233	4.1%
U.K. Limited segment	17,484	18,882	(1,398)	(7.4)%
Other	11,686	15,381	(3,695)	(24.0)%
Eliminations	(6,923)	(7,193)	270	(3.8)%

Total	$176,151	$120,680	$55,471	46.0%

        Cost of sales for the nine months ended September 30, 2015 increased $55.5 million, or 46.0%, to $176.2 million compared to $120.7 million for the nine months ended September 30, 2014.

        Cost of sales for the U.S. Debit and Credit segment for the nine months ended September 30, 2015 increased $59.1 million, or 92.8%, to $122.7 million compared to $63.6 million for the nine months ended September 30, 2014. The increases in cost of sales were driven by a $26.5 million increase in technology materials (primarily EMV chip modules), a $10.3 million increase in other materials, an $11.8 million increase in overhead, an $8.0 million increase in labor and benefits costs and a $2.5 million increase in depreciation and amortization expense.

        The $26.5 million increase in technology materials was driven by the increased number of EMV cards shipped as noted above and is a direct result of U.S. card issuing banks upgrading to EMV debit and credit cards which include an integrated circuit chip module, which may also become Dual-Interface when connected to an optional RF antenna in the card. The $10.3 million increase in other materials and $11.8 million increase in overhead expenses was driven by the EFT Source acquisition and a new secure EMV production and card services facility that became operational in the second quarter of 2014. The $8.0 million increase in labor and benefits costs was driven by the acquisition of EFT Source and additional labor costs associated with the production of EMV cards, which have a higher labor cost component due to their complexity. Finally, increases in depreciation and amortization expense were driven by the EFT Source acquisition and the new secure EMV production and card services facility noted above.

        Cost of sales for the U.S. Prepaid Debit segment for the nine months ended September 30, 2015 increased $1.2 million, or 4.1%, to $31.2 million compared to $30.0 million for the nine months ended September 30, 2014. The increase in cost of sales was driven by the increased level of net sales referenced above, partially offset by more efficient production.

        Cost of sales for the U.K. Limited segment for the nine months ended September 30, 2015 decreased $1.4 million, or 7.4%, to $17.5 million compared to $18.9 million for the nine months ended September 30, 2014. The decrease in cost of sales was driven by the decreased level of net sales referenced above and more efficient production.

        Cost of sales related to our Petersfield U.K. operation decreased $1.9 million for the nine months ended September 30, 2015 compared to the same period in 2014. The Petersfield U.K. operation was shut down in August 2015, as discussed in Note 17 of Part I Item 1 of this Form 10-Q.

        Cost of sales related to our Canada operation decreased $1.8 million for the nine months ended September 30, 2015 compared with the same period in 2014, which was primarily driven by unfavorable foreign exchange rate fluctuations.

Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
	2015	% of net sales	2014	% of net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit segment	$73,492	37.5%	$28,702	31.1%	$44,790	156.1%
U.S. Prepaid Debit segment	22,276	41.7%	17,077	36.3%	5,199	30.4%
U.K. Limited segment	6,102	25.9%	5,256	21.8%	846	16.1%
Other	2,522	18.1%	1,426	8.2%	1,096	76.9%

Total	$104,392	37.2%	$52,461	30.3%	$51,931	99.0%

        Gross profit for the nine months ended September 30, 2015 increased $51.9 million, or 99.0%, to $104.4 million compared to $52.5 million for the nine months ended September 30, 2014. Gross profit margin for the nine months ended September 30, 2015 increased to 37.2% compared to 30.3% for the nine months ended September 30, 2014.

        Gross profit for the U.S. Debit and Credit segment for the nine months ended September 30, 2015 increased $44.8 million, or 156.1%, to $73.5 million compared to $28.7 million for the nine months ended September 30, 2014. Gross profit margin for the U.S. Debit and Credit segment for the nine months ended September 30, 2015 increased to 37.5% compared to 31.1% for the nine months ended September 30, 2014. Increases in gross profit were driven by increased EMV related revenue discussed above and a $15.7 million increase from the EFT Source acquisition.

        Gross profit for the U.S. Prepaid Debit segment for the nine months ended September 30, 2015 increased $5.2 million, or 30.4%, to $22.3 million compared to $17.1 million for the nine months ended September 30, 2014. The increase in gross profit was primarily driven by the increased level of net sales referenced above and improved production efficiencies. Gross profit margin for the U.S. Prepaid Debit segment for the nine months ended September 30, 2015 increased to 41.7% compared to 36.3% for the nine months ended September 30, 2014.

        Gross profit for the U.K. Limited segment for the nine months ended September 30, 2015 increased 16.1% to $6.1 million. Gross profit margin for the U.K. Limited segment for the nine months ended September 30, 2015 increased to 25.9% compared to 21.8% for the nine months ended September 30, 2014. Increases in gross profit were driven by more efficient production partially offset by decreases in retail gift and loyalty card product and services net sales.

Operating Expenses

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit segment	$18,799	$8,970	$9,829	109.6%
U.S. Prepaid Debit segment	4,288	3,922	366	9.3%
U.K. Limited segment	4,681	4,745	(64)	(1.3)%
Other	18,859	11,575	7,284	62.9%

Total	$46,627	$29,212	$17,415	59.6%

        Operating expenses for the nine months ended September 30, 2015 increased $17.4 million, or 59.6%, to $46.6 million compared to $29.2 million for the nine months ended September 30, 2014. Excluding charges of $1.8 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively, related to our Phantom Stock Plan, $0.4 million of transaction costs for the nine months ended September 30, 2015 and $0.8 million of accrued performance bonus charges in connection with the EFT Source acquisition in the nine months ended September 30, 2015, operating expenses for the nine months ended September 30, 2015 increased $16.4 million, or 60.3%. The increase in operating expenses was driven primarily by a $9.8 million increase in the U.S. Debit and Credit segment and a $7.3 million increase in Other expenses.

        The $9.8 million increase in the U.S. Debit and Credit segment was driven by an $8.8 million increase related to the EFT Source acquisition and the remaining increase was primarily attributable to additional salary and benefit expenses related to the increased net sales discussed above.

        The $7.3 million increase in Other expenses was primarily driven by $0.4 million of transaction costs, $0.8 million related to accrued performance bonuses in connection with the EFT Source acquisition, a restructuring charge of $0.7 million related to the closure of the Petersfield U.K. facility, a $1.9 million increase in depreciation and amortization expense, a $1.0 million increase in corporate salaries and a $1.6 million increase in consulting fees, legal and other general and administrative expenses.

Income from Operations and Operating Margin

	Nine Months Ended September 30,
	2015	% of net sales	2014	% of net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit segment	$54,693	27.9%	$19,732	21.4%	$34,961	177.2%
U.S. Prepaid Debit segment	17,988	33.6%	13,155	28.0%	4,833	36.7%
U.K. Limited segment	1,421	6.0%	511	2.1%	910	178.1%
Other	(16,337)		(10,149)		(6,188)	61.0%

Total	$57,765	20.6%	$23,249	13.4%	$34,516	148.5%

        Income from operations for the nine months ended September 30, 2015 increased $34.5 million, or 148.5%, to $57.8 million compared to $23.2 million for the nine months ended September 30, 2014. Excluding charges of $1.8 million and $2.0 million, for the nine months ended September 30, 2015 and 2014, respectively, related to our Phantom Stock Plan, $0.7 million restructuring charge for the closure of the Petersfield U.K. facility, $0.4 million of transaction costs for the nine months ended September 30, 2015 and $0.8 million of accrued performance bonuses in connection with the EFT Source acquisition in the nine months ended September 30, 2015, income from operations for the nine months ended September 30, 2015 increased $36.2 million, or 143.4%, relative to the nine months ended September 30, 2014. Operating margins for the nine months ended September 30, 2015 increased to 20.6% compared to 13.4% for the nine months ended September 30, 2014. Excluding the charges related to our Phantom Stock Plan, the Petersfield restructuring, one-time transaction costs and the EFT Source acquisition performance bonus charge discussed above, operating margins for the nine months ended September 30, 2015 increased to 21.9% compared to 14.6% for the nine months ended September 30, 2014.

        Income from operations for the U.S. Debit and Credit segment for the nine months ended September 30, 2015 increased $35.0 million, or 177.2%, to $54.7 million compared to $19.7 million for the nine months ended September 30, 2014. Operating margins for the nine months ended September 30, 2015 increased to 27.9% compared to 21.4% for the nine months ended September 30, 2014. Income from operations for the U.S. Prepaid Debit segment for the nine months ended September 30, 2015 increased $4.8 million, or 36.7%, to $18.0 million compared to $13.2 million for the nine months ended September 30, 2014. Operating margins for the nine months ended September 30, 2015 increased to 33.6% compared to 28.0% for the nine months ended September 30, 2014. Income from operations for the U.K. Limited segment for the nine months ended September 30, 2015 increased $0.9 million, or 178.1%, to $1.4 million compared to $0.5 million for the nine months ended September 30, 2014. Operating margins for the nine months ended September 30, 2015 increased to 6.0% compared to 2.1% for the nine months ended September 30, 2014.

        Interest income (expense).    Interest expense for the nine months ended September 30, 2015 increased $2.7 million, or 50.8%, to $8.1 million compared to $5.4 million for the nine months ended September 30, 2014. The increase in interest expense was driven by the new $435.0 million First Lien Term Loan that the Company put in place in August 2015 in conjunction with the partial redemption of the Series A Preferred Stock.

        Provision for income taxes.    The provision for income taxes for the nine months ended September 30, 2015 increased $9.4 million to $16.5 million compared to $7.1 million for the nine months ended September 30, 2014, driven by the increase in income before taxes offset by a lower effective tax rate. The effective tax rate was 33.5% and 40.7% for the nine months ended September 30, 2015 and 2014, respectively. The tax rate in the nine months ended September 30, 2015 was reduced by discrete adjustments.

Liquidity and Capital Resources

        As of September 30, 2015, we had $15.9 million of cash and cash equivalents. Of this amount, $2.8 million was held in accounts outside of the United States.

        On August 17, 2015, we entered into a new First Lien Credit Facility with a syndicate of lenders, consisting of the $435.0 million First Lien Term Loan and the $40.0 million Revolving Credit Facility. The First Lien Term Loan and Revolving Credit Facility mature on August 17, 2022 and August 17, 2020, respectively.

        At the Company's election, interest rates under the First Lien Credit Facility are based on either a Eurodollar rate plus a margin of 4.50% or a base rate plus a margin of 3.50%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the revolving lenders equal to the margin applicable to Eurodollar revolving loans. In addition, we are required to pay an unused commitment fee ranging from 0.50% per annum to 0.375% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as our total net leverage ratio declines.

        The First Lien Credit Facility contains customary covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equityholders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions.

        During the nine months ended September 30, 2015, we redeemed a total of 62,233 shares of Series A Preferred Stock at prices ranging between $3,950.33 and $4,446.70 per share for a total of $276.7 million. On October 15, 2015, we redeemed the remaining 2,576 shares of the Series A Preferred Stock for $11.9 million, or $4,610.68 per share with proceeds from the initial public offering. See Note 18 "Subsequent Events" in Part 1, Item 1 of this Form 10-Q.

        As of September 30, 2015, the Company was in compliance with all covenants under the First Lien Credit Facility. At September 30, 2015, there were $435.0 million of outstanding borrowings under the First Lien Term Loan, and we have $40.0 million of availability under the Revolving Credit Facility.

        On October 15, 2015, in conjunction with our IPO, we used a portion of the proceeds to pay off the outstanding balance on our previous credit facility. See Note 18 "Subsequent Events" in Part 1, Item 1 of this Form 10-Q.

        We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital for at least the next 12 months.

Operating Activities

        Cash provided by operating activities for the nine months ended September 30, 2015 was $44.4 million. Cash provided by operating activities was driven by cash operating net income (net income adjusted for non-cash charges related to depreciation, amortization and accretion expense of $12.5 million, charges related to our Phantom Stock Plan and other stock based compensation plans of

$2.1 million, losses on our debt modification and extinguishment of $0.7 million, the loss on sale of a discontinued operation of $1.0, losses on disposals of fixed assets of $1.3 million, and other non-cash charges), offset by an increase in net working capital investments of $17.5 million.

        Cash provided by operating activities for the nine months ended September 30, 2014 was $2.3 million. Cash provided by operating activities was driven by cash operating net income (net income adjusted for non-cash charges related to depreciation, amortization and accretion expense of $10.6 million, charges related to our Phantom Stock Plan and other stock based compensation plans of $2.0 million, and losses on our debt modification and extinguishment of $0.5 million), offset by an increase in net working capital investments of $19.2 million.

Investing Activities

        Cash used in investing activities for the nine months ended September 30, 2015 was $8.9 million, compared to $66.6 million for the nine months ended September 30, 2014. Cash used in investing activities during the nine months ended September 30, 2014 included the EFT Source acquisition of $54.9 million, accounting for most of the decrease in cash used in investing activities year over year. The remaining decrease was due to $5.0 million of cash provided from the sale of a discontinued operation during the nine months ended September 30, 2015, partially offset by a $1.2 million increase in acquisitions of plant, equipment and leasehold improvements for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in acquisition of plant, equipment and leasehold improvements primarily related to elevated capital spending in conjunction with the U.S. EMV conversion.

Financing Activities

        Cash used in financing activities for the nine months ended September 30, 2015 was $32.5 million, driven by a redemption of Series A Preferred Stock, including related dividend distributions of $56.0 million and $220.7 million, respectively, the repayment of outstanding borrowings under our previous credit facility of $170.9 million, and payment of IPO related costs of $2.1 million, offset by proceeds from the First Lien Term Loan of $435.0 million, net of related loan issuance costs of $17.8 million.

        During the nine months ended September 30, 2014, net cash provided by financing activities of $61.5 million resulted from borrowings under the previous credit facility and line of credit agreements of $60.0 million and $11.3 million, respectively, offset by repayments of long term debt of $9.4 million and loan issuance costs of $0.4 million.

Contractual Obligations

        During the nine months ended September 30, 2015, there were no material changes outside the ordinary course of business in our contractual obligations from those reported in our Prospectus filed with the Securities and Exchange Commission on October 9, 2015 pursuant to Rule 424(b), other than as outlined in Note 9 "Long-Term Debt and Credit Facility" in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements at September 30, 2015.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in our Prospectus filed with the Securities and Exchange Commission on October 9, 2015, pursuant to Rule 424(b), for which there were no material changes as of September 30, 2015, included:

  •
  Revenue Recognition

  •
  Multiple-Element Arrangements

  •
  Impairment Assessments of Goodwill and Long-Lived Assets

  •
  Inventory Valuation

  •
  Phantom Stock Plan

  •
  Stock Option Plan

  •
  Income Tax

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of September 30, 2015, there have been no material changes in market risk for key input prices, labor and benefits costs, interest rate risk, foreign currency exchange rates, or pricing from those included in our Prospectus filed with the Securities and Exchange Commission on October 9, 2015, pursuant to Rule 424(b).

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2015 due to the unremediated material weakness in our internal controls over financial reporting described below. Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

        In connection with the preparation of our financial statements for the years ended December 31, 2013 and 2014, we identified material weaknesses in our internal control over financial reporting related to a current lack of finance expertise that could result in a failure to properly account for non-routine and complex transactions in accordance with GAAP. With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through the development and implementation of formal policies, improved processes, as well as the hiring of additional finance personnel. Except for the continued remediation efforts described herein, there has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

        In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, implementation of possible controls and procedures depends on management's judgment in evaluating their benefits relative to costs.

Part II—Other Information

Item 1.    Legal Proceedings

        We are party to a variety of legal proceedings arising out of the conduct of our business. While the results of proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our consolidated financial statements, annual results of operations or cash flows.

Item 1A.    Risk Factors

        The risk factors disclosed in the section entitled "Risk Factors" in our Prospectus filed pursuant to Rule 424(b) under the Securities Act on October 9, 2015 (the "Prospectus") set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Initial Public Offering

        On October 8, 2015, our registration statement on Form S-1 (File No. 333-206218) was declared effective for our initial public offering pursuant to which we sold 15,000,000 shares of common stock at a public offering price of $10.00 per share for an aggregate offering price of $150,000,000. BMO Capital Markets Corp., Goldman, Sachs & Co. and CIBC World Markets Inc. acted as joint book running managers and representatives of the underwriters for the offering, and Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C., Raymond James & Associates, Inc., Scotia Capital (USA) Inc. and Griffiths McBurney Corp. acted as co-managers for the offering.

        As a result of our initial public offering, we received net proceeds of $137.5 million, after deducting underwriting discounts and commissions and other offering expenses. None of the expenses associated with the initial public offering were paid to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

        We used approximately $11.8 million of the net proceeds from the offering to redeem the remaining outstanding shares of our Series A Preferred Stock, approximately $13.3 million of the net proceeds to terminate our Phantom Stock Plan and to satisfy all liabilities due thereunder and the remainder of the net proceeds to repay outstanding indebtedness under our First Lien Term Loan. There was no material change in the use of proceeds from the offering from that described in the Prospectus.

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

*
To be filed by amendment within the 30-day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

        Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.
/s/ DAVID BRUSH David Brush Chief Financial Officer

November 23, 2015

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
*
To be filed by amendment within the 30-day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.