Form 10-K
period 2015-12-31
CPI Card Group Inc.
filed 2016-03-24
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-37584

CPI Card Group Inc.

(Exact name of the registrant as specified in its charter)

Delaware	26-0344657
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10368 West Centennial Road
Littleton, CO	80127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 973-9311 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The registrant did not have a class of registered equity securities outstanding on June 30, 2015.

The number of shares of the registrant’s common stock outstanding as of March 4, 2016 was 56,542,116.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate”, “project”, “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: material breaches in the security of our systems; market acceptance of developing technologies that make Financial Payment Cards less relevant; a slower or less widespread adoption of EMV and dual-interface EMV technology than we anticipate; difficulties in our production processes; defects in our software; our failure to operate our business in accordance with the PCI security standards or other industry standards such as Payment Card Brand certification standards; extension of card expiration cycles; a decline in U.S. and global market and economic conditions; failure to identify, attract and retain new customers or a failure to maintain our relationships with our major customers; our substantial indebtedness; infringement on our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; failure to meet our customers’ demands in a timely manner; competition and/or price erosion in the payment card industry; our dependence on licensing arrangements; inability to renew leases for our facilities; interruptions in our IT systems or production capabilities; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; non-compliance with, and changes in, laws in foreign jurisdictions in which we operate and sell our products; challenges related to our acquisition strategy; our dependence on specialized equipment from third party suppliers; and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

MARKET DATA

This Annual Report on Form 10-K includes statistical data extracted from a market research report prepared by First Annapolis Consulting, Inc. ("First Annapolis"), which was commissioned by us and was issued in May 2015. First Annapolis provides consulting and investment banking services with a focus on payments-based industries. Unless otherwise indicated, all market data presented in this Annual Report on Form 10-K is derived from data estimated and reported by First Annapolis or estimated by us using such data as the primary source. The data presented in this Annual Report on Form 10-K, including data provided by First Annapolis, involves a number of assumptions and limitations and contains projections and are subject to a high degree of uncertainty. We caution you not to give undue weight to such projections, assumptions and estimates. Some data contained in this Annual Report on Form 10-K is also based on our good faith estimates, which are derived from management's knowledge of the industry and independent sources. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable; however, we have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. In addition, statements as to our market position and projections, assumptions and estimates of our future performance are based on data currently available to us, and such estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in Part 1, Item 1A – "Risk Factors" in this Annual Report on Form 10-K.

PART I

Item 1.Business

As used herein, “CPI”, “we”, “our” and similar terms refer to CPI Card Group Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We are a leading provider of comprehensive Financial Payment Card solutions in North America. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, MasterCard, American Express and Discover) and Interac (in Canada). In 2015, we produced over 156.6 million EMV Financial Payment Cards and provided integrated card services to over 3,250 card-issuing banks. We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We have established a leading position in the Financial Payment Card market through more than 20 years of experience and are focused primarily on this growing subsector of the financial technology market. Our customers are primarily leading national and regional banks, independent community banks, credit unions, managers of prepaid debit programs, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process) and card processors. We serve a diverse set of over 4,000 direct and indirect customers, including many of the largest North American issuers of debit and credit cards such as JPMorgan Chase, Bank of America and Wells Fargo, the largest global managers of Prepaid Debit Card programs, including InComm, Green Dot, Blackhawk Network and American Express, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

We serve our customers through a network of ten production and card services facilities, including eight high-security facilities in North America, each of which is certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by our customers, certified to be in compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”). We have the largest such network of high-security production facilities in North America, allowing us to optimize our solutions offerings to serve the needs of our diverse and long-term customer base.

We estimate that we produce approximately 35% of all Financial Payment Cards in the United States, which we believe gives us the #1 market position by unit volume. We believe we have:

•

the #1 position in the U.S. prepaid debit market (which represents the fastest growing subset of the Financial Payment Card market in the United States), serving the top five U.S. Prepaid Debit Card program managers;

•	a leading position in the U.S. large issuer market, serving the majority of the top 20 U.S. debit and credit card issuers; and

•	the #1 position in the highly attractive U.S. small issuer market, which includes independent community banks and credit unions, driven by our strong relationships, capabilities and technologies.

We have grown our business significantly over the past decade, both organically and through acquisitions. Over that time period, we have completed six acquisitions, significantly increasing our geographic and market coverage, solutions offerings and capacity. On March 9, 2010, we purchased certain assets of Premier Card Solutions, a leading provider of Financial Payment Cards, data personalization services and tamper-evident security packaging for Prepaid Debit Cards that utilize the payment networks of the Payment Card Brands. The Premier Card Solutions transaction significantly enhanced our offering to Prepaid Debit Card customers. On September 2, 2014, we acquired EFT Source, a recognized leader in the financial technology industry that was named to American Banker and Bank Administration Institute’s FinTech Forward 100 in 2013, 2014 and 2015. The acquisition of EFT Source significantly enhanced our card services offering, added Card@Once® to our instant issuance card offering and expanded our end-to-end Financial Payment Card solutions.

In addition to our eight North American facilities, we have two facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, that are not issued on the networks of the Payment Card Brands, and personalization services.

In 2015, we generated:

•	Net sales of $374.1 million, which represented an increase of 43.3% compared to the prior year,
•	Net income from continuing operations of $31.3 million, which represented an increase of 95.7% compared to the prior year,
•	Adjusted EBITDA of $96.2 million, which represented an increase of 77.5% compared to the prior year,
•	Net income from continuing operations and Adjusted EBITDA margins of 8.4% and 25.7%, respectively.

Our 2014 results include four months of results from EFT Source. Adjusted EBITDA and Adjusted EBITDA margin are financial measures not presented in accordance with generally accepted accounting principles (“GAAP”). For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income from continuing operations, the most comparable GAAP measure, see Part III, Item 6, Selected Financial Data.

Our business consists of the following reportable segments: U.S. Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States; U.S. Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card issuers in the United States; and U.K. Limited, which primarily produces retail cards, such as gift and loyalty cards for customers in the United Kingdom and continental Europe, and which are not certified by any of the Payment Card Brands or to be in compliance with the standards of the PCI Security Standards Council. Businesses not considered part of these segments are categorized as "Other" and include our operations in Ontario, Canada and Petersfield, United Kingdom.  In August 2015, we completed the shut down and closure of our operations at our Petersfield, United Kingdom facility. The Petersfield, United Kingdom facility is not material to our business. Also included in “Other” is our corporate headquarters.

For information regarding our net sales by geographic location and additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 19 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Our Competitive Strengths

•

Leading Market Position with Long-Term Customer Relationships.  As a market leader, we have long-standing trust-based relationships with our key customers and often deep process and technology integration, particularly in the case of customers who utilize our card services and instant issuance systems and services. The solutions that we provide require strict data integrity, and generally card issuers are reluctant to switch away from trusted providers due to the requirements for high-security and access to highly-sensitive cardholder information. As a result, our customers are selective about the partners with which they work and typically seek out partners who have a well-established reputation for trust and quality and are able to meet their service requirements.

We have long-standing relationships with our customers, many of whom we have served for decades and provide a differentiated level of service, as evidenced by our strong net promoter score, a customer satisfaction metric developed through customer satisfaction surveys conducted by an independent market research firm. We also maintain important relationships with the Payment Card Brands to ensure our facilities and processes consistently meet their standards.

•

Well Positioned for EMV Conversion in the United States.  As a leading provider of integrated credit, debit and Prepaid Debit Card solutions in North America, we are well-positioned to capitalize on the U.S. market conversion to the Europay, Mastercard and Visa (“EMV”) chip technology. EMV is a global, technical standard, maintained by EMVCo for smart payment cards, and for payment terminals and automated teller machines that accept them.  EMV cards are smart cards (also called chip cards) which store data on integrated circuits rather than magnetic stripes, although EMV cards may have magnetic stripes.  EMV cards can be contact cards that must be physically inserted (or “dipped”) into a reader, contactless cards that can be read over a short distance using radio-frequency identification (“RFID”) technology, or cards with both contact and contactless functionality (“dual-interface EMV cards”). We serve our customers through a network of ten production and card services facilities, including eight high-security facilities in North America that are each certified by one or more of the Payment Card Brands, Interac (in Canada) and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council. We have made significant investments in our physical infrastructure and equipment platform to prepare for the EMV conversion, including opening a dedicated EMV technology center in Colorado for EMV Financial Payment Card production and personalization, and significant information technology, human capital and equipment upgrades across our network of facilities.

•

Comprehensive End-to-End Card Solutions Drive Deep Customer Integration.  The foundation of our strong market position is our comprehensive end-to-end Financial Payment Card solutions. Our solutions provide a full suite of products and card services required to produce, personalize and fulfill Financial Payment Cards, while maintaining the stringent security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing card production with an end-to-end offering of card data personalization and card services that are deeply integrated within our customers’ operations. We provide card data personalization services for financial institutions and managers of Prepaid Debit Card programs that require extensive technology integration, such as secure data links to transfer highly sensitive cardholder information. Similarly, our installed base of instant issuance systems at bank and credit union branches across the United States require comparable levels of customer integration, as our Card@Once® instant issuance system utilizes only our secure technology to instantly personalize cards. Certain customers have also integrated our proprietary software into their customer-facing websites to offer card design and customization to their cardholders. We believe that our comprehensive solution allows our customers to choose a single trusted partner to address their card program needs in a cost-effective manner instead of managing multiple suppliers across a complex value chain. We believe our customers choose and retain us for these critical functions, which typically require integrations that are costly and complex, due to our reputation as a trusted partner, our high levels of service and proven execution.

•

Certified Network of North American High-Security Facilities.  Our eight high-security North American facilities are each certified by one or more of the Payment Card Brands and Interac (in Canada), forming the largest network of certified production facilities in North America. The Payment Card Brand certifications allow us to produce cards bearing these brands and provide relevant card services for our issuer customers. Additionally, many of our facilities are also certified to be in compliance with the standards of the PCI Security Standards Council. These certification processes are long, complex and costly, and our facilities must comply with strict standards of security in order to obtain and retain this designation, which are regularly verified by both the Payment Card Brands and our customers.

•

Industry Experience and Proprietary and Patented Solutions.  Over the course of our long operating history, we have developed extensive technological, engineering and operational expertise that we believe has made us a leader in our industry for product and process know-how. We believe that our technological and operational know-how, combined with our specific focus on the Financial Payment Card market, gives us a competitive advantage and fosters a culture of innovation. We have developed and acquired significant intellectual property over our operating history and hold 19 U.S. patents, as well as 30 pending U.S. and foreign patent applications, on our Financial Payment Card solutions, including patents on our instant issuance offering, and patents on our tamper-evident security packaging used by our customers that have Prepaid Debit Card offerings. We also hold exclusive production rights to certain products the Company has developed, as well as patented software solutions such as our MYCA™ offering, which is integrated into the websites of over 300 card issuing banks and other customers.

•

Strong Management Team.  We have built a strong management team led by Steven Montross, our CEO and President. Mr. Montross has led CPI for seven years and under his leadership we have completed three strategic acquisitions and we have experienced significant growth. Our management team has established a track record of recognizing and capitalizing on growth opportunities across the markets we serve. Management identified and drove our expansion into Prepaid Debit Card services during the early market adoption period of this card product. Similarly, our management team devised and executed on a strategy to develop our card services offering, which was accelerated by our acquisition of EFT Source.

Our Growth Strategy

The key components of our strategy include:

•

Capitalize on U.S. EMV Conversion.  The conversion to the EMV standard in the United States, which is expected to significantly increase the size of the Financial Payment Card market, is driven primarily by the increasing levels of card fraud in the United States, the Payment Card Brands’ coordinated EMV conversion plan, including the liability shift which occurred on October 1, 2015, and the desire for a single global interoperable standard of card acceptance. The conversion of Financial Payment Cards in the United States from magnetic stripe technology to the EMV standard began in earnest in the second half of 2014 and is expected to continue over the next several years, with full adoption in the credit and bank debit card markets expected to be largely complete by the end of 2017 and increasing levels of adoption of Prepaid Debit Cards and “Private Label Credit Cards” (credit cards issued by an individual merchant for their exclusive use) beyond 2017. In anticipation of the EMV conversion,  and subsequently the expected further adoption of the more complex and higher priced dual-interface EMV cards, we invested significantly in our network of facilities, technological infrastructure and human capital resources. We believe our comprehensive solutions offering and proven track record ideally positions us to be our customers’ partner of choice to successfully complete the EMV conversion.

•

Capitalize on Growth in Prepaid Debit Market.  We believe we are well positioned to capitalize on the expected growth of the Prepaid Debit Card market due to our market leading position, supported by our industry expertise, patents and comprehensive end-to-end card solutions. We have driven our leading market position through trust-based relationships with the largest global managers of Prepaid Debit Card programs, including InComm, Green Dot, Blackhawk Network, American Express and NetSpend. Additionally, we have further developed proprietary production techniques which provide us a cost advantage and additional flexibility to meet customer demands.

•

Capitalize on Growth in Instant Issuance Systems and Services Market.  We acquired our instant card issuance system, Card@Once®, through the acquisition of EFT Source in 2014 and have continued to drive significant growth in sales of our instant issuance systems and related services revenue. We plan to continue to grow our installed base of instant issuance systems in bank branches across the U.S. to increase our opportunity for continued recurring revenue streams from card personalization which is delivered through our software as a service offering. We believe the U.S. market is in the early stages of instant issuance adoption as, according to First Annapolis, only approximately 20% of U.S. bank branches are equipped with instant issuance solutions.

•

Cross-Sell Expanded Services Offering Across Customer Base.  We believe our leading market position in Financial Payment Card production in North America, combined with recent enhancements to our card services platform, including our acquisition of EFT Source, represents a significant opportunity to cross-sell services across our customer base by offering comprehensive end-to-end card solutions.    We believe that providing our existing customers this complete end-to-end solution represents a substantial revenue opportunity and means to further deepen our existing customer relationships. Through our strong track record in card services, we believe we have established a reputation as a trusted partner and advisor to our customers with the ability to securely manage significant amounts of sensitive and confidential customer data throughout our network. Due to the high costs of failure, such as a data breach, we expect that customers will continue to choose trusted vendors such as CPI that can provide high levels of security, service and certainty to manage these critical functions.

•

Continued Execution on Strategic Acquisitions.  We have a strong track record of acquiring and integrating complementary businesses, completing six acquisitions since 2008, all of which have enhanced our market share, capabilities and capacity. We expect to continue to opportunistically execute strategic acquisitions that give us access to new markets and capabilities while providing a reasonable value proposition to our stockholders.

Our Products and Services

EMV Financial Payment Cards (Contact and Dual-Interface)

We produce contact EMV cards, which feature an integrated circuit that interfaces with an EMV payment terminal over a contact plate on the surface of the card when inserted into an EMV-enabled payment terminal. We also produce dual-interface EMV cards, which feature both the contact EMV technology and a RFID antenna that utilizes near field communications (“NFC”) technology to allow transactions to also be processed on a contactless basis when the card is brought within the requisite proximity to a NFC enabled payment terminal.

Non-EMV Financial Payment Cards and Retail Gift Cards

We produce non-EMV cards that utilize magnetic stripes, contactless cards which utilize NFC technology and cards that include both magnetic stripes and NFC technology. In addition, we produce retail gift cards (which are not issued on the network of the Payment Card Brands) primarily in the U.K. and Canada.

Card Data Personalization

We provide data preparation and card data personalization solutions for debit, credit and Prepaid Debit Cards in EMV and non-EMV card formats. Our personalization services are technology-driven and provide a wide range of card customization options, using advanced processes to personalize (encode, program and emboss with data such as cardholder name and account number) and fulfill cards to individual cardholders. In addition, we provide EMV data script development services for our customers and in certain cases generate PIN numbers and mailers on their behalf. We offer patented card design software, known as MYCA™, which provides our customers and their cardholders the ability to design cards on the internet and customize cards with individualized digital images. We also provide consultation and card design services to further assist customers in card customization. Finally, we have the capabilities to provide Trusted Service Manager services, leveraging our existing data connectivity with processors and other customers to offer a trusted, high-security solution for facilitating mobile payments.

Tamper-Evident Security Packaging Solutions

We offer specialized and innovative tamper-evident security packaging products and services to customers with a Prepaid Debit Card offering that reduce fraud for Prepaid Debit Cards sold through the retail channel. The majority of the tamper-evident security packaging we produce is protected by our patents. In certain cases, we also manage the fulfillment of fully-completed Prepaid Debit Card packages to retail locations on behalf of our customers utilizing this solution.

Instant Card Issuance Systems and Services

We offer Card@Once®, our proprietary and patented instant card issuance system and services, which provide our card issuing bank customers the ability to issue a completely personalized permanent debit or credit card within the bank branch to individual cardholders upon demand. Our instant issuance system is enabled by cloud-based software that securely transfers data from our servers to the card branch to encode either a magnetic stripe or an EMV card, and personalize the card on a desktop output terminal in a process which is certified by MasterCard and Visa. Our instant issuance system generates both system sales and recurring revenue from software as a service, card personalization and sales of cards and consumables. In addition, we provide instant issuance of debit cards to large financial institutions whereby we provide fully-personalized temporary debit cards which are issued to card holders upon opening a new account, and we manage the fulfillment and replenishment of these fully personalized cards directly to thousands of individual bank branches.

Suppliers

The most important component of our products is the EMV microchip, which we expect to become even more significant as EMV cards comprise an increasing percentage of the cards we ship. While we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them, the objective of our procurement strategy is not to depend on any single supplier. We obtain our components from multiple suppliers located in South Korea, France, the United States and Singapore, primarily on a purchase order basis. Our main suppliers of EMV microchips are five leading manufacturers: KONA I Co. Ltd, Smart Packaging Solutions, NXP Semiconductors USA, Inc., Inside Secure and Multos International. Substantially all of our purchased EMV microchips for the year ended December 31, 2015 came from these five main suppliers. The other key components for our products are substrates (such as PVC), antennas and inlays which we also source from multiple suppliers. We continuously monitor supply chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation and price.

Customers

In the United States, we categorize our customers as follows: large issuers, prepaid debit issuers, program managers and small issuers. Our diverse customer base of over 4,000 direct and indirect customers includes many of the largest issuers of credit and debit cards in the United States and the five largest global managers of Prepaid Debit Card programs. Our top five customers represented approximately 31.5% of our net sales for the year ended December 31, 2015. Our top five customers in 2015, who we have been serving for an average of greater than 10 years, were InComm, First Data Corporation, Barclays, Wells Fargo and PSCU.

We generally enter into master purchase or service agreements that govern the general terms and conditions of our commercial relationships. We then enter into purchase order or other short-term arrangements that define the prices and the quantities of products to be delivered and services rendered. Usually, our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis.

Production and Services

Our production and services strategy has several key facets. We have a large network of integrated high-security facilities that we leverage to balance customer orders, expand the array of products and services available to our customers, provide consistent supply and execute short lead times. Our facilities and operating processes are designed to provide a differentiated level of service to each of our key customer sets. For example, we have the processes and capabilities to:

•	execute high-volume, low-cost production runs that allow us to meet the competitive price points of large orders;

•	execute lower-volume, highly personalized customized runs that allow us to meet the high-service and quick-turn needs of smaller orders; and

•	meet the specific needs of our Prepaid Debit Card customers.

We operate approximately 498,000 square feet of facilities in the United States, Canada and the United Kingdom, where we focus on Financial Payment Card production and personalization services. See Part I, Item 2, “Properties” of this Annual Report on Form 10-K for information on the operations of each facility.

We rely on secure ground and secure air freight to deliver products to our banking customers. Due to the high-security nature of the products we provide to our banking customers, product must be shipped to these customers via a secure method, such as armored vehicle. With respect to customers for whom we fulfill individual and personalized debit and credit cards, we utilize the U.S., Canadian and U.K. postal services to deliver these cards directly to individual cardholders. For other customers, we predominately deliver our products via regular ground and air freight.

CPI has continued to expand its digital services to issuers focusing on enabling payments for the growing e-commerce and mobile market place.  Our digital services are primarily hosted solutions, which are designed to scale quickly to efficiently support a growing number of issuers and end users.   CPI’s e-Services encompass a variety of secure hosted solutions, which enable improved customer service and efficiencies for our customers, including online card re-orders, order status, inventory management, EMV key management, and finished goods fulfillment.  We also offer other innovative mobile services, such as CPI Mobile™, where we are able to provide solutions to digitize, encrypt and deliver payment credentials to mobile phones.  The platform provides secure provisioning of tokenized credentials to phones, and is compliant with all the security mechanisms accepted by the payment networks (cloud-based Host Card

Emulation, Trusted Execution Environment, and hardware secure element).  The production environment is PCI-DSS and EMVCo compliant for security, and can support NFC and secure barcode mobile payments.

Sales and Marketing

We market our products and services to national and regional banks, independent community banks, credit unions, managers of prepaid programs, Group Service Providers and card processors. We have approximately 25 field-based sales representatives that give us a wide geographic reach across North America, Western Europe and Canada. Our sales representatives offer a complete end-to-end solution that incorporates the full spectrum of our products and services from concept to delivery. Our sales and marketing strategy focuses on strengthening our relationships with existing customers, providing a differentiated offer that includes cross-selling expanded services. We leverage the strength of our full-service offerings to attract new customers. Our marketing efforts focus on the needs of our specific types of customers. By tailoring our marketing strategy to different customer groups, we are able to provide relevant targeted solutions to meet their individual needs. We utilize an array of different marketing communications focused on thought leadership that include industry publications, editorial white papers, conferences and trade shows, print and digital advertisements and educational webinars designed to introduce our existing customers and new customers to innovations in the payments market. Through these efforts, we drive customer retention and satisfaction, and have been able to attract new customers.

Competition

The market for products and services in the payment card industry is highly competitive. Some of our competitors possess substantially greater financial, sales and marketing resources than we do and have substantial flexibility in competing with us, including through the use of integrated product offerings and competitive pricing. Competitive factors for our business include product quality, security, service reliability, product line comprehensiveness and integration, timely introduction of new products and features and price. We believe that we compete favorably in each of these categories.

Our products and services compete with other card manufacturers and card solutions providers. We believe our primary competitors are Oberthur Technologies S.A., Giesecke & Devrient GmbH, Valid S.A. and Gemalto NV. Certain existing and potential financial institution customers also have the ability to personalize Financial Payment Cards in-house. In addition, we compete with customers that offer transaction processing products and services to financial institutions.

Intellectual Property

We own and control various intellectual property rights, such as patents, trade secrets, confidential information, trademarks, service marks, trade names, copyrights and applications. We are also party to certain patent cross-license arrangements with industry participants and may, from time to time, enter into similar commercial agreements should we consider it necessary or beneficial for our business.

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards for intellectual property protection throughout the world. As of December 31, 2015, we had 27 registered U.S. and foreign trademarks, 19 existing U.S. patents, as well as 30 pending U.S. and foreign patent applications. Our patents have an average remaining maturity of 13.5 years, and our trademarks will be due for renewal for additional ten or fifteen-year periods on an ongoing basis.

Environmental Protection

Our manufacturing operations are subject to environmental protection regulations, including those governing the emissions of pollutants into the air, wastewater discharges, the use and handling of hazardous substances, waste disposal, the investigation and remediation of soil and groundwater contamination. We are also required to obtain environmental permits from governmental authorities for certain of our operations. We believe that we are in material compliance with environmental requirements and that environmental matters will not have a material adverse effect on our business, although resolution of any item in any particular year or quarter could be material to the results of operations or liquidity for that period.

Regulation

Privacy and Data Security

In the course of our business, we receive personally identifiable information of cardholders from our customers, either from a financial institution or through a card processor on behalf of a financial institution. Such information includes names, addresses, card account numbers and expiration dates. In some cases, we receive a cardholder’s PIN number. As a service provider to financial institutions in the United States, we comply with the privacy provisions of Gramm‑Leach‑Bliley Act (the “GLBA”) and its implementing regulations and, as applicable, with various other federal, state and foreign privacy statutes and regulations, and the PCI Security Standards Council’s Data Security Standards, each of which is subject to change at any time. We may only use and disclose the personal information we receive on behalf of our customers for the purposes for which it was provided to us and in a manner that is consistent with each financial institution’s and processor’s own data privacy and security obligations.

In order to comply with our obligations under the GLBA, applicable state laws and our contractual agreements with our customers, we are required to safeguard and protect the privacy of personally identifiable information we receive. As part of their compliance with these requirements, each of our U.S. customers is expected to have a program in place for responding to unauthorized access to, or use of, consumer information that could result in substantial harm or inconvenience to consumers. A majority of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, which could result in significant costs to us and significant damage to our reputation.

The interpretation of pending and existing laws and regulations is evolving and, therefore, these laws and regulations may be applied inconsistently. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and breaches in the security of our systems and technology could result in a violation of these laws and regulations.

We are also subject to requirements from the Payment Card Brands, which require us to meet certain security standards in order to achieve certification that allows us to produce and personalize Financial Payment Cards issued on their networks. These standards include extensive checklists with respect to the physical characteristics of our facilities, as well as our electronic treatment and storage of cardholder data. We believe that we have developed significant expertise in acquiring and maintaining these certifications, and have invested significant capital to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the long, complex and costly certification process serves as a significant barrier to new entrants to our market.

Financial Services

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of products and services to these financial institutions, our operations may be examined by various state and federal regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal inter-agency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution clients to include certain provisions in their contracts with service providers like us and to conduct ongoing monitoring and risk management for third party relationships. In addition, independent auditors annually review many of our operations to provide internal control evaluations for our clients’ auditors.

In conducting certain of our card services, we are directly subject to various federal and state laws and regulations including those relating to the movement of money. In order to comply with our obligations under applicable laws, we are required, among other things, to comply with licensing and reporting requirements, to implement operating policies and procedures to comply with anti-money laundering laws, to protect the privacy and security of our clients’ information and to undergo periodic audits and examinations.

In 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; introduce more stringent regulatory capital requirements; implement changes to corporate governance and executive compensation practices; and require significant rule-making. The Dodd-Frank Act has generated numerous new regulations that have imposed compliance costs and, in some cases, limited revenue sources for us and our clients. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. The CFPB has in the past and may in the future issue regulations that may require us to make compliance investments and/or limit our fees or other revenue sources. We do not currently anticipate a materially adverse impact on our business, results of operations or financial condition due to these regulations, but it is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term.

Employees and Labor

As of December 31, 2015, our businesses employed 1,386 employees, all of whom are full time employees.  We have never experienced any work stoppages or strikes as a result of labor disputes.  We consider our relations with employees to be good.

Available Information

CPI Card Group Inc. is a Delaware corporation.  We were initially formed as CPI Holdings I, Inc. in June 2007 and changed our name to CPI Card Group Inc. in August 2015.  Our principal executive offices are located at 10368 West Centennial Road, Littleton, Colorado, 80127, telephone (303) 973-9311. The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the "Investor Relations" portion of the Company's website, as soon as reasonably practical after they are filed with the SEC. The SEC maintains a web site, www.sec.gov, which contains reports and information statements, and other information filed electronically with the SEC by the Company.

Item 1A.Risk Factors

Risks Related to Our Business

Material breaches in the security of our systems may have a significant effect on our business.

The reliability and security of our information technology (IT) infrastructure and our ability to protect sensitive and confidential information for our customers, which include many financial institutions, is critical to our business. Our handling of personally identifiable information of cardholders, including cardholder names, account numbers and similar information, makes us a potential target of cyber attacks and threats to our secure IT systems. We may face attempts by others to penetrate our computer systems and networks to misappropriate this information or interrupt our business. Any system or network disruption could result in a loss of our intellectual property, the release of sensitive cardholder information, customer or employee personal data, or the loss of production capabilities at one or more of our production facilities. The protective measures we have implemented may not prevent system or network disruptions and may be insufficient to prevent or limit the damage from any future security breaches.

In addition, our encryption systems are at risk of being breached or decoded. Smart cards are equipped with keys that encrypt and decode messages in order to secure transactions and maintain the confidentiality of data. The security afforded by this technology depends on the integrity of the encryption keys and the complexity of the algorithms used to encrypt and decode information. Any significant advances in technology that enable the breach of cryptographic systems, malicious software infiltration or that allow for the exploitation of weaknesses in such systems could result in a decline in the security we are able to provide through this technology. Any material breach of our secured systems could harm our competitive position, result in a loss of customer trust and confidence, and cause us to incur significant costs to remedy the damages caused by system or network disruptions, whether caused by cyber attacks, security breaches or otherwise, which could ultimately have an adverse effect on our business, financial condition and results of operations. In addition, as these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities.

New and developing technology solutions and products could make our existing technology solutions and products obsolete or irrelevant, and if we are unable to introduce new products and services in a timely manner, our business could be adversely affected.

The markets for our products and services are subject to technological changes, frequent introductions of new products and services and evolving industry standards. In particular, the rise in the adoption in wireless payment systems or mobile payments may make physical cards less attractive as a method of payment. Although to date we have not seen any reduction in card‑based payments resulting from the emergence of mobile payment applications, mobile payments offer consumers an alternative method to make purchases without the need to carry a physical card and could, if widely adopted, reduce the number of Financial Payment Cards issued to consumers. In addition, other new and developing technology solutions and products could make our existing technology solutions and products obsolete or irrelevant.

Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. We continually engage in significant efforts to innovate and upgrade our products and services. If we are unsuccessful in completing or gaining market acceptance of new products, services and technologies, it would likely have a material adverse effect on our ability to retain existing customers or attract new ones.

Our ability to develop and deliver new products and services successfully will depend on various factors, including our ability to:

•effectively identify and capitalize upon opportunities in new and emerging geographical and product markets;

•invest resources in innovation and research and development;

•complete and introduce new products and integrated services solutions in a timely manner;

•license any required third‑party technology or intellectual property rights;

•qualify for and obtain required industry certification for our products; and

•comply with applicable data protection regulations.

Opportunities to combine or package products and service offerings and the ability to cross‑sell products and services are critical to remaining competitive in our industry. As a result, part of our business strategy is to develop new products and services that may be used in conjunction with or in addition to our existing offerings. If we are unable to identify adequate opportunities to cross‑sell our products and services, our financial condition could be negatively impacted. Furthermore, if we are unable to develop and introduce new and innovative products in a cost‑effective and timely manner, our product and service offerings could be rendered obsolete, which could have an adverse effect on our business, financial condition and results of operations.

The adoption of EMV technology and dual‑interface capability in the United States may not be as rapid or widespread as we anticipate, which could adversely affect our growth.

We have made significant investments in our North American EMV card production capabilities. In particular, in 2014, we opened a 50,000 square foot technology center in Colorado dedicated to EMV card production and personalization and enhanced our EMV card production capabilities across our network. Our ability to grow depends significantly on U.S. card issuing banks’ continued adoption of EMV technology as part of their new technological standards and, in the future, whether such banks issue dual‑interface EMV cards.  We estimate that, as of December 31, 2015, approximately 25% of debit cards and less than 50% of credit cards in the United States have been converted to EMV.  Banks may be delayed in transitioning to the issuance of EMV cards or dual‑interface EMV cards due to increased costs and other factors. If these entities do not continue to deploy EMV and dual‑interface EMV technology or deploy such technology less quickly and/or completely than we expect, the consequence could have an adverse effect on our business, financial condition and results of operations.

Our business could suffer from production problems.

We produce our products using processes that are highly complex, require advanced and costly equipment and must continually be modified to improve yields and performance. Difficulties in the production process can reduce yields or interrupt production and, as a result of such problems, we may on occasion not be able to deliver products or do so in a timely or cost‑effective manner. As the complexity of both our products and our technological processes has become more advanced, production tolerances have been reduced and requirements for precision have become more demanding. We may suffer disruptions in our production, either due to production difficulties, such as machinery or technology failures, or as a result of external factors beyond our control, such as interruption of our electrical service or a natural disaster. Any such event could have an adverse effect on our business, financial condition and results of operations.

Our failure to operate our business in accordance with the standards of the PCI Security Standards Council or other industry standards applicable to our customers, such as Payment Card Brand certification standards, could have a material adverse effect on our business.

Many of our customers issue their cards on the networks of the Payment Card Brands that are subject to the standards of the PCI Security Standards Council or other standards and criteria relating to service providers’ and manufacturers’ facilities, products and physical and logical security which we must satisfy in order to be eligible to supply products and services to such customers. Most of our contractual arrangements with our customers may be terminated if we fail to comply with these standards and criteria.

We make significant investments to our network of North American high‑security facilities in order to meet these standards and criteria, including investments required to satisfy changes adopted from time to time in their respective standards and criteria. Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have constituted in the past an important part of our revenues and profitability. For the year ended December 31, 2015, the vast majority of the products we produced and services we provided were subject to certification with one or more of the Payment Card Brands. If we were to lose our certification from one or more of the Payment Card Brands, Interac (in Canada) or PCI certification for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the networks of the Payment Card Brands. If we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers and our financial condition and results of operations would be adversely affected.

The continued adoption of EMV technology may cause our customers to extend their expiration cycles, which could reduce the volume of cards they purchase from us.

We estimate that, on average, bank debit cards and general purpose credit cards have historically been renewed every three years due to fixed expiration dates, and this regular renewal cycle is a significant driver of demand for Financial Payment Cards. Initial research by First Annapolis in 2015 indicated that a large number of issuers of bank debit cards and general purpose credit cards planned to extend the length of time that each card may be active prior to expiration to four or five years in order to reduce the costs associated with issuing more expensive EMV cards. Updated research conducted in 2016 showed that few issuers ultimately extended card reissuance cycles during 2015 (actual and planned 2016 EMV conversions).  If however, financial card issuers do extend the reissuance cycle in the future, we may experience a decreased demand for bank debit cards and general purpose credit cards. If the reissuance cycle is significantly extended beyond historical averages, demand from our customers for our products may decrease significantly and our business, financial condition and results of operations could be materially and adversely affected.

Demand for credit cards may be adversely impacted by U.S. and global market and economic conditions.

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the financial services industry. Given this concentration, we are exposed to the economic conditions affecting the financial services industry in North America. In particular, prolonged economic downturns typically have resulted in significant reductions in the demand for general purpose credit cards due to tightening credit conditions. A prolonged poor economic environment could result in significant decreases in demand by current and potential customers for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Failure to identify, attract and retain new customers or a failure to maintain our relationships with our major customers could adversely affect our business.

Our business is dependent upon our ability to identify, attract and retain new customers and to maintain our relationships with our existing customers. A decline in the business of our large customers or a failure to retain such customers may adversely affect our business, financial condition and results of operations.

A substantial portion of our net sales is derived from several large customers. Our top five customers as of December 31, 2015 accounted for approximately 31.5% of our net sales for the year ended December 31, 2015. Our continued business relationship with these customers, and the renewal of key contracts by major customers, may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, pricing pressures or the financial health of these customers. Many of our key customers operate in competitive businesses, and their demand and market positions may vary considerably. These customers depend on favorable macroeconomic conditions and are impacted by the availability of affordable credit and capital, the level and volatility of interest rates, inflation, employment levels and consumer confidence, among other factors.

We generally enter into master agreements that govern the general terms and conditions of our commercial relationships. We then enter into purchase order or other short‑term agreements that define the prices and the quantities of products to be delivered. Usually, our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis.

Therefore, we may not be able to maintain our market share with our key customers, which in turn could affect the revenue streams upon which we currently rely. Furthermore, there is no guarantee that we will be able to renew or win significant contracts in a given year. If we were to lose important programs for our products with any of our key customers, or if any key customer were to reduce or change its contract, seek alternate suppliers, increase its product returns or become unable or otherwise fail to meet its payment obligations, our business, financial condition and results of operations could be materially adversely affected.

Our outstanding indebtedness may impact our business and may restrict our growth and results of operations.

As of December 31, 2015, we had $309.0 million of total indebtedness outstanding, net of unamortized discount and deferred financing costs of $12.5 million, including $300.0 million outstanding, net of unamortized discount and deferred financing costs, under our First Lien Term Loan Facility. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We may incur additional indebtedness in the future to help fund the growth of our business, subject to market and other conditions. Our substantial indebtedness and interest expense could have important consequences to us, including:

•limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, capital expenditures and other general business activities, because we must dedicate a substantial portion of these funds to service our debt;

•requiring us to seek to incur further indebtedness in order to make the capital expenditures and other expenses or investments planned by us to the extent our future cash flows are insufficient;

•limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our growth strategy, and other expenses or investments planned by us;

•limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;

•limiting our ability to satisfy our obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness);

•increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;

•placing us at a competitive disadvantage as compared to our competitors that are less leveraged; and

•limiting our ability, or increasing the costs, to refinance indebtedness.

The limitations described above could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness.

We may be required to defend against alleged infringement of the intellectual property rights of others and/or may be unable to adequately protect or enforce our own intellectual property rights.

Companies in our industry aggressively protect and pursue their intellectual property rights. Our products may contain technology provided to us by other parties such as suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. From time to time, we receive notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Additionally, we receive notices that challenge the validity of our patents. Intellectual property litigation can be expensive, time consuming and distracting to management. An adverse determination in any of these types of disputes could prevent us from producing or offering some of our products and services or could prevent us from enforcing our intellectual property rights. Furthermore, settlements can involve royalty or other payments that could reduce our profit margins and adversely affect our financial results. Our suppliers, customers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. Any of these claims or litigation may materially and adversely affect our business, financial condition and results of operations.

We may also be required to indemnify some customers and strategic partners under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. Indemnification provisions may, in some circumstances, extend our liability beyond the products we provide and may include consequential damages and/or lost profits. Even if claims or litigation against us are not valid or successfully asserted, these claims could result in significant costs and the diversion of the attention of management and other key employees to defend.

Furthermore, our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We depend on patents and other intellectual property rights to protect our products, proprietary designs and technological processes against misappropriation by others. We may in the future have difficulty obtaining patents and other intellectual property protection, and the patents and intellectual property rights that we receive may be insufficient to provide us with meaningful protection or commercial advantage. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, or confidential employee, customer or supplier data. Any of our existing or future patents may be challenged, invalidated or circumvented. We engage in litigation to enforce or defend our intellectual property rights, protect our trade secrets and determine the validity and scope of the proprietary rights of others, including our customers. We also enter into confidentiality agreements with our consultants and strategic partners and control access to and distribution of our technologies, documentation and other proprietary information; however, such agreements may not be enforceable or provide us with an adequate remedy. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. If we cannot adequately protect our technology, our competitors may be able to offer certain products and/or services similar to ours.

Our software may be derived from open source software, which is generally made available to the public by its authors and/or other third parties. Open source software is often made available under licenses, which impose certain obligations in the event we distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works on terms different from those customarily used to protect our intellectual property. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software. Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than the use of third‑party commercial software, as open source licensors generally do not provide warranties, controls on the origin or development of the software, or remedies against the licensors. Many of the risks associated with usage of open source software cannot be eliminated and could adversely affect our business.

Our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers may not succeed. Although we actively seek to protect our proprietary rights, nevertheless, unauthorized parties may attempt to copy aspects of our products or technologies or to obtain and use information that we regard as proprietary. Identifying unauthorized use of our products and technologies is difficult and time consuming. The initiation of litigation as a result of the misappropriation or infringement of our intellectual property may adversely affect our relationships and agreements with certain customers that have a stake in the outcome of the litigation proceedings. Litigation is very expensive and may divert the attention of management and other key employees from the operation of our business, all of which could have an adverse effect on our business, financial condition and results of operations.

If we fail to meet customer demands in a timely manner, we could lose certain critical business relationships.

Our ability to provide products and services and meet very high quality standards in a timely manner is critical to our business success. For example, one of the key services that we offer our customers is the prompt and timely production and delivery of replacement bank cards. Orders for replacement bank cards are often placed on short notice and may require personalization. If we are unable to offer these and our other products and services in a timely manner or due to software malfunction, logistical impediments at any of our facilities, or economic, social, political or other challenges impacting the industry as a whole, our relationships with our customers may be adversely affected and we may lose major contracts, all of which could have an adverse effect on our business, financial condition and results of operations.

We face competition that may result in a loss of our market share and/or a decline in our profitability.

We expect our marketplace to continue to be highly competitive as new product markets develop, industry standards become well known and other competitors attempt to enter the markets in which we operate. In addition, we expect to encounter further consolidation in the markets in which we operate.

Some of our competitors have longer operating histories, and, when viewed globally, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other capabilities than we do. These competitors may be able to adapt more quickly to new or emerging technological requirements and changes in customer and/or regulatory requirements. They may also be able to devote greater resources to the promotion and sale of their products and services. We also face competition from newly established competitors, suppliers of products and customers who choose to develop their own products and services.

Existing or new competitors may develop products, technologies or services that more effectively address our markets with enhanced features and functionality, greater levels of integration and/or lower cost. Additionally, mobile payment technology could develop to replace the products and services we offer, which could render our offerings dated or obsolete, or existing alternative standards of secured mobile payment technology could gain widespread market acceptance, which could have an adverse impact on our business. As the technological sophistication of our competitors and the size of the market increase, competing low‑cost producers could emerge and grow stronger. If our customers prefer low‑cost alternatives to our products, our revenues and profitability could be adversely affected. Increased competition has historically resulted in, and is likely to continue to result in, declining average selling prices and reduced gross margins in certain of our businesses and the loss of market share in certain markets. We may not be able to continue to compete successfully against current or new competitors. If we fail to compete successfully, we may lose market share in our existing markets, which could have an adverse effect on our business, financial condition and results of operations.

The financial payment card industry may be subject to price erosion, which could have an adverse effect on our business.

One of the results of the rapid innovation in the financial payment card industry is that pricing pressure can be intense, in particular for large credit and debit card issuers and large card processors. Our large credit and debit card issuer customers face continued competitive pressure. As these issuers seek to reduce their expenses, we, in turn, may experience a decline in the prices at which our products can be sold and at which such services can be offered. In such instances, in order to continue to supply these products and services at competitive prices, we must reduce our production costs. Typically, we are able to accomplish this through leveraging our scale and production efficiencies. However, if we cannot continue to improve our efficiencies to a degree sufficient for maintaining the required margins, we may no longer be able to generate a profit from the sale of these products and services. Moreover, we may not be able to cease production of such products, either due to our ongoing contractual obligations or the risk of losing our existing customer relationships, and as a result may be required to bear a loss on such products. Further competition in our core product and service markets may lead to price erosion, lower revenue growth rates and lower margins in the future. Should reductions in our production costs fail to keep pace with reductions in market prices for the products we sell, there could be an adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by costs relating to product defects, and we could be faced with product liability and warranty claims.

We offer highly complex services and products and, accordingly, there is a risk that defects may occur in any of our services or products. Such defects can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory and the loss of potential sales. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects. If we release defective products in the market, our reputation could suffer and we may lose sales opportunities and incur liability for damages, including damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. In addition, our customers may recall their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such a recall or payment is caused by a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. If any of these risks materialize, our reputation would be harmed and there could be an adverse effect to our business, financial condition and results of operations.

We rely on licensing arrangements in production and other fields, and actions taken by any of our licensing partners could adversely affect our business.

Many of our products integrate third‑party technologies that we license or otherwise obtain the right to use, including software relating to smart card operating systems used in products such as EMV cards. As part of our strategy, we have entered into licensing agreements with other leading industry participants that provide us with, among other benefits, access to technology owned by third parties. For example, we license Java card technology from Oracle and Multos card technology from Multos International, a subsidiary of a competitor, for use in certain of our products, including in EMV cards. This Java and Multos card technology provides a secure environment for applications on smart cards and other devices with limited memory and processing capabilities, and we rely on our commercial arrangements with Oracle and Multos International for the continued use of these platforms. Oracle and Multos International may not continue to renew their licenses with us on similar terms or at all, which could negatively impact our net sales. We have also entered into cross‑licensing agreements with certain of our competitors that provide for an exchange of intellectual property, including the sharing of certain patent rights in our respective portfolios. If we are unable to continue to successfully renew these agreements, we may lose our access to certain technologies that we rely upon to develop certain of our products, which could adversely affect our operations.

Most of our facilities are leased, in whole or in part, and our inability to renew our leases on commercially acceptable terms or at all may adversely affect our results of operations.

Most of our facilities are located, in whole or in part, on leased property. We may be unable to renew such leases on commercially acceptable terms or at all. Our inability to renew our leases, or a renewal of our leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may have an adverse impact on our operations, including disrupting our operations or increasing our cost of operations. In addition, in the event of non‑renewal of any of our leases, we may be unable to locate suitable replacement properties for our facilities or we may experience delays in relocation that could lead to a disruption in our operations. Any disruption in our operations could have an adverse effect on our financial condition and results of operation.

The chip operating systems developed by our competitors may put us at a competitive disadvantage.

Certain of our competitors have internally developed their own chip operating systems. Ownership of these internal operating systems may give our competitors a cost advantage over us, as we utilize the chip operating systems designed by our chip suppliers for use on their respective chips. If our competitors are able to reduce the prices of their products and services as a result of the cost savings they might realize from using their own internally developed operating system, our profitability may be adversely affected. Additionally, customers may prefer the operating systems of our competitors over the operating systems that we utilize in our EMV cards. If customers are more attracted to our competitors’ internally developed operating systems, demand for our products and services may be reduced, thereby adversely affecting our results of operations.

Interruptions in our IT systems could adversely affect our business.

We rely on the efficient and uninterrupted operation of complex IT applications, systems and networks to operate our business. The reliability of our IT infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs, are critical to our business. Any significant interruption in our business applications, systems or networks, including, but not limited to, new system implementations, facility issues or energy blackouts, could have a material adverse impact on our operations, sales and operating results.

Not only would we suffer damage to our reputation in the event of a system outage or data loss or interruption, but we may also be liable to third parties. Some of our contractual agreements with financial institutions require the payment of penalties if our systems do not meet certain operating standards. In addition, to successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. The protective measures we have adopted to avoid system or network disruptions may be insufficient to prevent or limit the damage from any future disruptions, and any such disruption could have an adverse effect on our business, financial condition and results of operations.

We may experience software defects, which could harm our business and reputation and expose us to potential liability.

Our services are based on sophisticated software and computing systems, and the software underlying our services may contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technology on systems used by our clients. Defects in our software, errors or delays in the processing of electronic transactions or other difficulties could result in the interruption of business operations, delays in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of clients, negative publicity or exposure to liability claims. Although we attempt to limit our potential liability through disclaimers and limitation of liability provisions in our license and client agreements, we cannot be certain that these measures will successfully limit our liability.

Our business depends on the continued viability of the card networks of the Payment Card Brands.

The vast majority of cards we produce and the services we provide are associated with one of the Payment Card Brands. As a result, we depend on the continued viability of the card networks of the Payment Card Brands, including their authorization, clearing and settlement systems. If one or more of the Payment Card Brands were to discontinue their services or otherwise experience a decline in the volume of cards bearing their brands, our results of operations could be adversely affected.

The terms of our First Lien Credit Facility restrict, and covenants contained in agreements governing indebtedness in the future may restrict, our ability to operate our business and to pursue our business strategies.

Our First Lien Credit Facility contains, and any future indebtedness of ours may contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. Our First Lien Credit Facility places certain restrictions or limitations on our ability and the ability of our restricted subsidiaries, among other things, to:

•incur additional debt or contingent liabilities;

•declare or pay dividends, redeem stock, or make other distributions to stockholders;

•make loans, advances, guarantees or other investments;

•create liens or use assets as security in other transactions;

•merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;

•enter into transactions with affiliates; and

•enter into certain asset sale transactions or other dispositions of assets.

In addition, as of the last day of any fiscal quarter, if the amount we have drawn under the First Lien Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, we are required to maintain a first lien net leverage ratio not in excess of 7.0x. Our failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the First Lien Credit Facility.

We are dependent on key executives, the loss of whom could adversely affect our business.

Our future success depends to a significant extent on the efforts of our senior management. We believe there are only a limited number of available and qualified executives with substantial experience in our industry. Accordingly, the loss of the services of one or more of the members of our senior management could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

If any member of senior management dies or becomes incapacitated, or leaves the company to pursue employment opportunities elsewhere, we would need to locate an adequate replacement. To the extent that we are unable to locate an adequate replacement, or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

We rely on the timely supply of materials and products and our business could suffer if our suppliers fail to meet their delivery obligations or raise their prices.

Our production operations depend on deliveries of microchips and other materials in a timely manner and, in some cases, on a just‑in‑time basis. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. We may not be able to meet the demands of our customers in a timely manner, or at all, due to shortages in the supply of critical materials. Additionally, certain product materials required in our production operations are only available from a limited number of suppliers, and we may not be able to find an adequate replacement for such materials if our suppliers are unable to meet their delivery obligations to us. In particular, we rely on a small group of suppliers for the provision of EMV microchips that we use in our Financial Payment Cards. For the year ended December 31, 2015, we obtained substantially all of our total purchased EMV microchips from five main suppliers. If any one of these EMV microchip suppliers, or any supplier of our other raw materials, fails to deliver our requirements, our production could be disrupted. In addition, as a result of a shortage, we may be compelled to delay shipments of our products, or devote additional resources to maintaining higher levels of inventory. Consequently, we may experience substantial period‑to‑period fluctuations in our cost of revenues and, therefore, in our future results of operations. If we are unable to obtain adequate supplies of quality materials in a timely manner or if there are significant increases in the cost of these materials, our business, financial condition and results of operations could be adversely affected.

We are required to comply with laws and regulations in other countries and are exposed to business risks associated with our international operations.

For the years ended December 31, 2015, 2014 and 2013, we derived 15.5%, 24.7%, and 31.0%, respectively, of our net sales from outside the United States, primarily in Canada and the United Kingdom. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, and labor and health and safety laws and regulations in each jurisdiction in which we operate. We are also required to obtain environmental permits and other authorizations or licenses from governmental authorities for certain of our operations and must protect our intellectual property worldwide. In the jurisdictions in which we operate, we need to comply with various standards and practices of different regulatory, tax, judicial and administrative bodies.

There are a number of risks associated with international business operations, including political instability (e.g., the threat of war, terrorist attacks or civil unrest), inconsistent regulations across jurisdictions, unanticipated changes in the regulatory environment, and import and export restrictions. Any of these events may affect our employees, reputation, business or financial results as well as our ability to meet our objectives, including the following international business risks:

•negative economic developments in economies around the world and the instability of governments, or the downgrades in the debt ratings of certain major economies;

•social and political instability;

•complex regulations governing certain of our products;

•potential terrorist attacks;

•adverse changes in governmental policies, especially those affecting trade and investment;

•foreign currency exchange, particularly with respect to the Canadian Dollar and British Pound Sterling; and

•threats that our operations or property could be subject to nationalization and expropriation.

We may not be in full compliance at all times with the laws and regulations to which we are subject. Likewise, we may not have obtained or may not be able to obtain the permits and other authorizations or licenses that we need. If we violate or fail to comply with laws, regulations, permits, health and safety regulations or other authorizations or licenses, we could be fined or otherwise sanctioned by regulators. In such a case, or if any of these international business risks were to materialize, our business, financial condition and results of operations could be adversely affected.

Changes in laws, regulations and enforcement activities relating to the financial services industry may adversely affect the products, services and markets in which we operate.

We and our customers are subject to laws and regulations that affect the financial services industry in the many countries in which our products and services are used. In particular, our customers are subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the United States, Europe and other regions. The U.S. Government, for instance, has increased its scrutiny of a number of credit and debit card practices, from which some of our customers derive significant revenue. Regulation of the payments industry, including the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”), privacy and data security regulations such as the GLBA, and other regulations applicable to us and our customers, has increased significantly in recent years. Our failure to comply with the laws and regulations applicable to our business may result in the suspension or revocation of our licenses or registrations, the limitation, suspension or termination of our services, and/or the imposition of consent orders or civil and criminal penalties, including fines, which could have an adverse effect on our business, financial condition and results of operations.

Environmental, health and safety laws and regulations expose us to liability and any such liability may adversely affect our business.

We are subject to environmental, health and safety laws and regulations in each jurisdiction in which we operate. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil and groundwater contamination, and the health and safety of our employees. For example, our products and the raw materials we use in our production processes are subject to numerous environmental laws and regulations. We are also required to obtain environmental permits from governmental authorities for certain of our operations. We may not have been, nor may we be able to be at all times, in full compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

As with other companies engaged in similar activities or that own or operate real property, we face inherent risks of environmental liability at our current and historical production facilities. Certain environmental laws impose strict and, in certain circumstances, joint and several liability on current or previous owners or operators of real property for the cost of the investigation, removal or remediation of hazardous substances as well as liability for related damages to natural resources. In addition, we may discover new facts or conditions that may change our expectations or be faced with changes in environmental laws or their enforcement that would increase our liabilities. Furthermore, our costs of complying with current and future environmental and health and safety laws, or our liabilities arising from past or future releases of, or exposure to, regulated materials, may have a material adverse effect on our business, financial condition and results of operations.

The scientific examination of, political attention to, and rules and regulations on issues surrounding the existence and extent of climate change may result in an increase in our cost of production due to increases in the price of energy and/or the introduction of energy or carbon taxes. A variety of regulatory developments have been introduced that focus on restricting or managing the emission of carbon dioxide, methane and other greenhouse gasses. Companies such as ours may need to purchase at higher costs new equipment or raw materials with lower carbon footprints. These developments and further legislation that is likely to be enacted could negatively affect our operations. Changes in environmental regulations could increase our production costs, which could adversely affect our business, financial condition and results of operations.

Certain natural disasters, such as flooding, earthquakes, nuclear disasters, certain weather conditions and other catastrophic events, such as fire, may negatively impact our business.

The occurrence of severe weather events, such as rain, snow, wind, storms, hurricanes or other natural disasters, such as flooding, earthquakes, nuclear disasters, fire or a combination thereof, may negatively impact our business. If certain natural disasters, extreme weather conditions or other events such as fire were to directly damage, destroy or disrupt our production facilities, it could disrupt our operations, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business. Even if our production facilities are not directly damaged, a large natural disaster or fire may result in disruptions in distribution channels or supply chains and significantly increase the prices of the raw materials we use in our production processes. The impact of any such natural disasters, weather changes or other disasters such as fire depends on the specific geographic circumstances but could be significant, and we cannot predict the economic impact, if any, of natural disasters or climate change. Any such disruptions could have an adverse effect on our business, financial condition and results of operations.

Our revenue may be adversely affected by fluctuations in currency exchange rates.

A portion of our revenues, costs, assets and liabilities are denominated in foreign currencies, including the British Pound Sterling and Canadian Dollar. However, we report our financial condition and results of operations in U.S. dollars. As a result, our results of operations and, in some cases, cash flows may in the future be adversely affected by certain movements in exchange rates. For example, a hypothetical ten percent change in the British Pound Sterling and Canadian Dollar would have impacted our 2015 net sales by approximately $5.2 million. Though we may choose to hedge our exposure to foreign currency exchange rate changes in the future, there is no guarantee such hedging, if undertaken, will be successful.

Our insurance may be inadequate to cover future liabilities and our insurance premiums may increase substantially.

We may be subject to significant losses from claims, liabilities, hazards and disasters. While we currently maintain insurance which we believe is adequate and consistent with industry practice, we may experience losses in excess of our insurance coverage or claims not covered by our insurance. Furthermore, we may not be able to obtain insurance coverage in the future on acceptable terms, or at all. Any such losses not covered by insurance may have a material adverse effect on our business, financial condition and results of operations.

We face risks associated with our acquisition strategy.

Our future success may depend on acquiring businesses and technologies, making investments or forming joint ventures that complement, enhance or expand our current portfolio or otherwise offer us growth opportunities. The expansion of our business through acquisitions allows us to complement our existing product offerings and enhance our technological capabilities.

We face a number of challenges associated with our acquisition strategy that could disrupt our ongoing business and distract our management team, including:

•lower gross margins, revenues and operating income than originally anticipated at the time of acquisition and other financial challenges;

•delays in the timing and successful integration of an acquired company’s technologies;

•the loss of key personnel; and

•becoming subject to intellectual property, antitrust or other litigation.

Acquisitions can result in increased debt or contingent liabilities. Acquisitions can also result in adverse tax consequences, warranty or product liability exposure related to acquired assets, additional stock‑based compensation expense, the write‑up of acquired inventory to fair value, and the recording and later amortization of amounts related to certain purchased intangible assets, all of which can adversely affect our reported results. In addition, we have in the past and may in the future record goodwill and other purchased intangible assets in connection with an acquisition and incur impairment charges.

A failure to implement our acquisition strategy, obtain sufficient financing or integrate acquired businesses successfully could adversely affect our business, financial condition and results of operations.

Goodwill and other identifiable intangible assets represent a significant portion of our total assets, and we may never realize the full value of our intangible assets.

We have recorded a significant amount of goodwill. Total goodwill was $73.1 million as of December 31, 2015, or 26.1% of our total assets.

We perform goodwill impairment testing on an annual basis on October 1 of each year. If we were to conclude that a future write‑down of our goodwill is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations. A write‑down of our goodwill may result from, among other things, deterioration in our performance and a decline in expected future cash flows and could have an adverse effect on our business, financial condition and results of operations.

The ability to recruit, retain and develop qualified personnel is critical to our success and growth.

Our business functions are complex and require wide‑ranging expertise and intellectual capital. For us to successfully compete and grow, we must retain, recruit and develop personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. Our key personnel may not continue to be employed or we may be unable to attract and retain qualified personnel in the future. Such a failure to retain or attract key personnel could have an adverse effect on our business, financial condition and results of operations.

Our operating results may vary significantly from quarter to quarter and annually, and may differ significantly from our expectations or guidance.

Our operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability or lead to significant variability in our operating results. These factors include, among others, the cyclicality of the financial card and electronic payment industries, capital requirements, inventory management, the availability of funding, competition, new product developments, technological changes and production problems. For example, if anticipated sales or shipments do not occur when expected, expenses and inventory levels in a given quarter can be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, may be adversely affected. In addition, our effective tax rate currently takes into consideration certain favorable tax rates and incentives which, in the future, may not be available to us.

A number of other factors could lead to fluctuations in quarterly and annual operating results, including:

•order cancellations or rescheduling by customers;

•restructuring and impairment charges;

•fluctuations in currency exchange rates, particularly between the U.S. dollar and the Canadian Dollar and British Pound Sterling;

•intellectual property developments;

•changes in distribution and sales arrangements;

•the failure to win new projects;

•production performance and yields;

•product liability or warranty claims;

•litigation;

•taxation;

•acquisitions or divestitures;

•problems in obtaining adequate raw materials or production equipment on a timely basis;

•property loss or damage or interruptions to our business, including as a result of fire, natural disasters or other disturbances at our facilities or those of our customers and suppliers that may exceed the amounts recoverable under our insurance policies; and

•changes in the market value or yield of the financial instruments in which we invest our liquidity.

Unfavorable changes related to certain of the above factors have in the past and any of the above factors may in the future adversely affect our operating results. Furthermore, in periods of industry overcapacity or when our key customers encounter difficulties in their end‑markets, orders are more exposed to cancellations, reductions, price renegotiations or postponements, which in turn reduce our management’s ability to forecast the next quarter or full‑year production levels, net sales and margins. For these reasons, our net sales and operating results may differ materially from our expectations or guidance as visibility is reduced and have an adverse effect on our business, financial condition and results of operations.

Consolidations in the banking, financial services and card processing industry could eliminate existing or potential clients.

Failures, mergers and consolidations of financial institutions and card processors may reduce the number of our clients and potential clients, which could adversely affect our net sales. Further, if our clients fail, merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger financial institutions and card processors that result from mergers or consolidations would have greater leverage in negotiating terms with us or could decide to perform in‑house some or all of the services which we currently provide or could provide. Any of these developments could have an adverse effect on our business, results of operations and financial condition.

We are subject to the credit risk that our customers may be unable to satisfy their obligations to us.

A significant portion of our net sales are on an open credit basis, with typical payment terms of 30 days, and up to 60 days in some cases, and we are subject to the credit risk of our customers being unable to make payments to us. If any of our customers experience a bankruptcy or are otherwise unable to satisfy their payment obligations to us, any related losses, if incurred, could harm our business and have an adverse effect on our operating results and financial condition if they significantly exceed our reserve for losses on our balance sheet.

Our business depends upon our ability to obtain specialized equipment from third‑party suppliers, and we may be subject to delayed deliveries and future price increases.

Our production processes depend on specialized equipment that we purchase and/or lease from third party suppliers. At times during the business cycle, there may be high demand for such equipment, with extended lead times to obtain such equipment. Further, there are a limited number of suppliers that manufacture and service the equipment we use. Should our current suppliers be unable or unwilling to provide the necessary equipment or otherwise fail to deliver or service such equipment in a timely manner, any resulting delays in our production processes could have an adverse effect on our business, financial condition, results of operations. In addition, the prices of the equipment we use may rise in the future, and any future price increases for this type of equipment could negatively impact our ability to purchase new equipment or to service existing equipment.

We have identified a material weakness in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be presented or detected on a timely basis. Section 404 of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2016, provide a management report on the internal controls over financial reporting. Although as an “emerging growth company” (as defined by the JOBS Act) we are not currently required to obtain an attestation from our independent public accounting firm on our management report on internal controls over financial reporting, we will be required to obtain such an attestation when we are no longer an emerging growth company.

In connection with our preparation for our initial public offering, we identified a material weakness in our internal controls over financial reporting related to a current lack of finance expertise that could result in a failure to properly account for non‑routine and complex transactions in accordance with GAAP. With the oversight of senior management, we are taking steps to remediate the underlying causes of this material weakness, primarily through the development and implementation of formal policies and improved processes, and the hiring of additional finance personnel, including the appointment of our current Chief Financial Officer in June 2015 and Chief Accounting Officer in March 2016, both of whom are certified public accountants, and are familiar with the rules and regulations applicable to public companies, including the requirements of the Sarbanes-Oxley Act, from their previous experience in substantive financial roles with other public companies. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our initiatives may not prove to be successful in remediating this material weakness.

If we are unable to remediate this material weakness, or if we identify other material weaknesses in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. In addition, if we are unable to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner, if we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is not required to express an opinion due to the provisions of the JOBS Act or is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company have increased certain of our costs and require significant management focus.

As a public company, our legal, accounting and other expenses associated with compliance related and other activities have increased. For example, in connection with our initial public offering, we created new board committees and appointed independent directors to comply with the corporate governance requirements of the NASDAQ Global Select Market (“NASDAQ”) and Toronto Stock Exchange (“TSX”). In addition, our management team and board of directors have limited experience implementing public company compliance requirements, and therefore, since our initial public offering, our management and other personnel have diverted attention from operational and other business matters to devote substantial time to such efforts. In particular, we will incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may establish an internal audit function. Costs to obtain director and officer liability insurance also contribute to our increased costs. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements, which could further increase our compliance costs.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure and other requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act with respect to our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non‑binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an emerging growth company upon the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter and (ii) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. We may choose to take advantage of some but not all of these reduced reporting and other burdens. To the extent we take advantage of any of the reduced reporting burdens in our periodic filings, the information that we provide our security holders may be different than the information such holders might get from other public companies in which they hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Stated another way, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to “opt out” of such extended transition period, however, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non‑emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Risks Related to Ownership of Our Common Stock

The price of our common stock may fluctuate significantly, and you could lose all or part of your investment.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:

•our operating and financial performance and prospects;

•our quarterly or annual earnings or those of other companies in our industry;

•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;

•the failure of research analysts to cover our common stock;

•general economic, industry and market conditions;

•strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•changes in accounting standards, policies, guidance, interpretations or principles;

•material litigation or government investigations;

•changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•changes in key personnel;

•sales of common stock by us, our principal stockholders or members of our management team;

•termination of lock‑up agreements with our management team and principal stockholders;

•the granting or exercise of employee stock options;

•volume of trading in our common stock; and

•impact of the facts described elsewhere in “Risk Factors.”

In addition, in recent years, the stock market has regularly experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. Hence, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our share price.

Our majority stockholders have the ability to control significant corporate activities

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital), own approximately 36.5% and 21.6% of our common stock, respectively. As a result of their ownership, the Tricor Funds, so long as they collectively hold a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision‑making with respect to our business direction and policies.

Matters over which the Tricor Funds, directly or indirectly, exercise control include:

•election of directors;

•mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•other acquisitions or dispositions of businesses or assets;

•incurrence of indebtedness and the issuance of equity securities;

•repurchases of stock and payment of dividends; and

•the issuance of shares to management under our incentive plans.

Conflicts of interest may arise because directors who are principals of our largest stockholder constitute a substantial portion of our board of directors.

Messrs. Seaman, Peters and Rowntree, who are officers or affiliates of Parallel49 Equity (and its predecessor), serve on our board of directors. The Tricor Funds, our majority stockholders, are funds controlled by Parallel49 Equity and its affiliates. Parallel49 Equity and entities controlled by it may in the future hold equity interests in entities that directly or indirectly compete with us, and companies in which it currently invests may begin directly or indirectly competing with us. As a result of these relationships, when conflicts between the interests of Parallel49 Equity, on the one hand, and of other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us. Our certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Parallel49 Equity or any entity that controls, is controlled by or under common control with Parallel49 Equity (other than any company that is controlled by us) or any investment funds managed by Parallel49 Equity will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.

Our ability to pay ongoing regular dividends to our stockholders is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.

We intend to pay ongoing regular cash dividends on our common stock. However, our board of directors may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. In addition, because we are a holding company with no material direct operations, we are dependent on dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay dividends. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution and our ability to pay cash dividends, and compliance with covenants and financial ratios related to existing or future indebtedness and other agreements with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could adversely affect the market price of our common stock.

Certain provisions of our organizational documents and other contractual provisions may make it difficult for stockholders to change the composition of our board of directors and may discourage hostile takeover attempts that some of our stockholders may consider to be beneficial.

Certain provisions of our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our amended and restated certificate of incorporation and bylaws include, among other things, the following:

•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, stockholder action may only be taken at a special or regular meeting and not by written consent, and special meetings may only be called by a majority of the total number of directors that we would have if there were no vacancies on our board of directors;

•advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;

•following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, removal of directors only for cause, and only upon the affirmative vote of 75% of our outstanding voting stock at a meeting of our stockholders called for that purpose;

•allowing only our board of directors to fill vacancies on our board of directors; and

•following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, super‑majority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

We have entered into a director nomination agreement (the “Director Nomination Agreement”) with the Tricor Funds that provides the Tricor Funds the right to designate nominees for election to our board of directors for so long as the Tricor Funds collectively beneficially own 5% or more of the total number of shares of our common stock then outstanding. The number of nominees that the Tricor Funds are entitled to designate under the Director Nomination Agreement bears the same proportion to the total number of members of our board of directors as the number of shares of common stock beneficially owned by the Tricor Funds bears to the total number of shares of common stock outstanding, rounded up to the nearest whole number. In addition, the Tricor Funds are entitled to designate the replacement for any of its board designees whose board service terminates prior to the end of such designee’s term regardless of the Tricor Funds’ beneficial ownership at such time. The Tricor Funds also have the right to have their designees participate on committees of our board of directors, subject to compliance with applicable law and stock exchange rules. The Director Nomination Agreement will terminate at such time as the Tricor Funds collectively own less than 5% of our outstanding common stock.

We have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law (the “DGCL”), an anti‑takeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we will not be subject to any anti‑takeover effects of Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that the Tricor Funds, their affiliates (including any investment funds managed by Tricor) and any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person are excluded from the “interested stockholder” definition in our certificate of incorporation and are therefore not subject to the restrictions set forth therein that have the same effect as Section 203.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Any issuance of preferred stock could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and adversely affect the market price and the voting and other rights of the holders of our common stock.

Our business and stock price may suffer as a result of our lack of public company operating experience. In addition, if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

We are a newly public company. Our lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition and results of operations may be harmed. In addition, as a new public company we have begun to obtain research coverage by securities and industry analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

We maintain a network of ten facilities. Information regarding each of our facilities is set forth below.

Location(1)	Operations	Square Footage	Owned/Leased
Littleton, Colorado (Centennial)	Financial Payment Card production and corporate headquarters	65,000	Leased
Littleton, Colorado (Midway)	Financial Payment Card production, card personalization and fulfillment services	50,000	Leased
Roseville, Minnesota (3 facilities)	Financial Payment Card production, card personalization, card packaging and secure fulfillment services	164,000	Leased
Fort Wayne, Indiana	Financial Payment Card production	36,000	Leased
Nashville, Tennessee	Financial Payment Card personalization and fulfillment services	49,000	Leased
Toronto, Ontario	Financial Payment Card and retail gift card production, card personalization and fulfillment services	67,000	Leased
Colchester, United Kingdom	Retail gift card production	37,000	Owned and Leased
Liverpool, United Kingdom	Retail gift card personalization, packaging and fulfillment services	30,000	Owned

(1)	We also leased a facility in Petersfield, United Kingdom. In August 2015, we completed the shut down and closure of our operations at our Petersfield facility.

Item 3.Legal Proceedings

In previous filings, the Company highlighted that its industry is highly competitive and characterized by frequent intellectual property disputes.  In October 2015, Gemalto S.A. filed a suit against the Company in the United States District Court for the Western District of Texas.  The complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard.  Gemalto’s patent will expire in 2017.  The Company successfully moved to transfer the lawsuit to the District of Colorado, where it is currently pending.  On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s IPO and business relationships.  Gemalto answered the Company’s counterclaims on February 5, 2016.  Discovery and motion practice is ongoing.  On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringe—only accuses CPI products that incorporate microchips supplied by two specific vendors.

No trial date has been set.  Management believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend the suit vigorously.  However, no assurance can be given that this matter will be resolved in our favor, and if determined adversely, whether indemnification will be received.  Accordingly, it is not yet possible to reliably determine any potential liability that could result from this matter in the event of an adverse determination.

In addition to the matter described above, we are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ under the symbol “PMTS”, and the TSX under the symbol “PNT” since October 9, 2015.  Prior to our initial public offering, there was no public market for our common stock.

The following table sets forth for the indicated periods the high and low sales prices of our common stock as reported on the NASDAQ and TSX.

	NASDAQ ($)		Toronto Stock Exchange (CDN$)
	High	Low	High	Low
Fourth Quarter (from October 9, 2015)	$13.50	$8.42	$17.23	$11.50

Holders

There were 30 stockholders of record as of March 4, 2016. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend

On February 24, 2016, the Board of Directors approved a quarterly dividend of $0.045 per share. This dividend is payable on April 7, 2016, to shareholders of record as of the close of business on March 17, 2016.  The amount, declaration and payment of any future dividends will be subject to the discretion of the Company’s Board of Directors who will evaluate the Company’s dividend program from time to time based on factors it deems relevant.

Item 6.Selected Financial Data

The financial information in this Annual Report on Form 10-K is presented on a consolidated basis and includes the accounts of the Company and our majority-owned subsidiaries.  The consolidated statement of income data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  The consolidated statement of income and consolidated balance sheet data as of and for the year ended December 31, 2012 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.  Our selected historical financial data are not necessarily indicative of our future financial condition, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Income Data(1) :	2015	2014	2013	2012
	(in thousands except share and per share data)
Net sales
Products	$241,609	$159,220	$101,360	$98,969
Services	132,501	101,786	95,010	84,817
Total net sales	374,110	261,006	196,370	183,786
Cost of sales	238,289	179,279	136,874	130,897
Gross profit	135,821	81,727	59,496	52,889
Operating expenses	68,101	47,255	33,347	32,985
Income from operations	67,720	34,472	26,149	19,904
Other income (expense)
Interest, net(2)	(18,328)	(7,508)	(7,838)	(5,765)
Foreign currency gain (loss)	59	(124)	(142)	(279)
Loss on debt modification and early extinguishment	(703)	(476)	—	—
Gain on purchase of ID Data	—	—	—	604
Other income (expense)	359	(101)	18	171
Income before income taxes	49,107	26,263	18,187	14,635
Provision for income taxes	(17,846)	(10,291)	(6,988)	(5,909)
Net income from continuing operations	31,261	15,972	11,199	8,726
Loss from discontinued operations, net of taxes(3)	(606)	(2,670)	(2,612)	(3,796)
Gain on sale of discontinued operation, net of taxes(3)	208	—	—	—
Net income	$30,863	$13,302	$8,587	$4,930
Net loss per share:(4)
Basic and Diluted—Continuing Operations	$(0.03)	$(0.69)	$(0.59)	$(0.67)
Basic and Diluted—Discontinued Operations	(0.01)	(0.07)	(0.06)	(0.09)
Total	$(0.04)	$(0.76)	$(0.65)	$(0.76)
Weighted average shares outstanding:
Basic and Diluted	45,816,263	41,199,246	41,072,350	41,264,828
Other Financial Data:
Depreciation and amortization	$15,966	$13,252	$11,595	$10,514
Capital expenditures	18,670	15,568	10,628	9,113
EBITDA(5)	83,401	47,023	37,620	30,914
Adjusted EBITDA(5)	96,218	54,219	38,372	30,589

	As of December 31,
Consolidated Balance Sheet Data:	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$13,606	$12,941	$9,702
Total current assets	101,019	88,719	65,958
Net property, equipment and leasehold improvements	52,113	44,772	36,650
Total assets	280,353	266,010	171,867
Total debt	309,000	178,810	122,306
Total stockholders’ deficit	(86,610)	(21,694)	(36,896)

(1)	Statement of income data includes results from our acquisition of EFT Source from September 2, 2014.

(2)

Interest expense in 2015 includes $4.7 million of amortization of debt issuance cost and discount related to the early debt repayment of $112.5 million using proceeds from our IPO, and an additional fourth quarter debt repayment of $10.0 million.

(3)

We sold our operating segment located in Nevada in January 2015. This operating segment primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands. Accordingly, our consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows have been reclassified to present this operating segment as a discontinued operation as of and for the years ended

December 31, 2015, 2014, 2013 and 2012. See Note 4 “Discontinued Operation and Disposition” in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(4)

For a computation of historical basic and diluted earnings per share attributable to continuing and discontinued operations, see Note 14 “Earnings per Share” in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(5)

EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus adjustments for restructuring and other charges, non-cash compensation expense related to our phantom stock plan that was terminated in connection with our IPO and other stock-based compensation expenses, performance bonuses in connection with the EFT Source acquisition,  loss on debt modification and early extinguishment, investment banking and related fees, foreign currency gain or loss, and gain on purchase of ID Data. EBITDA and Adjusted EBITDA are non-GAAP financial measures that do not have any standardized meaning prescribed by GAAP and are therefore unlikely to be comparable to similar measures presented by other issuers. EBITDA and Adjusted EBITDA (collectively, the “Non-GAAP Financial Measures”) are the primary measures used by our management to evaluate operating performance. We believe the Non-GAAP Financial Measures are useful to investors because they provide a means to evaluate our operating performance on an ongoing basis using criteria that are used by our internal decision makers and because they are frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe the Non-GAAP Financial Measures are meaningful measures because they present a transparent view of our recurring operating performance and allow management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. The Non-GAAP Financial Measures, however, are not measures of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income (loss), income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash provided by operating activities as a measure of our liquidity. The use of the Non-GAAP Financial Measures instead of net income (loss) has limitations as an analytical tool, including:   they do not reflect our capital expenditures, or future requirements for capital expenditures or contractual commitments; they do not reflect changes in, or cash requirements for our working capital needs; they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt; although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and the non-GAAP Financial Measures do not reflect any cash requirements for such replacements; they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows; and other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures. The Non-GAAP Financial Measures are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following is a reconciliation of net income from continuing operations to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2015	2014	2013	2012
	(in thousands)
Net income from continuing operations	$31,261	$15,972	$11,199	$8,726
Depreciation and amortization	15,966	13,252	11,595	10,514
Interest, net	18,328	7,508	7,838	5,765
Provision for income taxes	17,846	10,291	6,988	5,909
EBITDA	$83,401	$47,023	$37,620	$30,914
Restructuring and other charges(a)	1,131	—	—	—
Non-cash compensation expense(b)	9,633	4,534	610	—
EFT Source performance bonuses(c)	1,000	—	—	—
Loss on debt modification and early extinguishment(d)	703	476	—	—
Investment banking and related fees(e)	409	2,062	—	—
Foreign currency (gain) loss	(59)	124	142	279
Gain on purchase of ID Data(f)	—	—	—	(604)
Adjusted EBITDA	$96,218	$54,219	$38,372	$30,589

(a)	Represents facility contract termination costs in connection with the shut down and closure of our Petersfield, United Kingdom operation.

(b)

Represents compensation expense incurred in connection with the Company’s phantom stock plan and other stock-based compensation plans. See Note 17 “Stock Option Plans” and Note 18 “Phantom Stock Plan” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c)	Represents performance bonuses earned in connection with the acquisition of EFT Source.

(d)

Represents loss on the modification of the Company’s Senior Term Loan dated September 2, 2014 in connection with the acquisition of EFT Source.  In 2015, an additional loss on debt modification and early extinguishment was incurred when the Senior Term Loan was repaid in full using a portion of the proceeds from the $435.0 million First Lien Term Loan on August 17, 2015.

(e)	Includes investment banking, advisory and related professional fees and expenses incurred in connection with the EFT Source acquisition and our consideration of liquidity alternatives.

(f)	Represents gain on our purchase of certain assets of ID Data, Limited.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control. See "Risk Factors" and “Forward-Looking Statements.” Our 2014 reported results include four months of results from EFT Source.

Company Overview

We are a leading provider of comprehensive Financial Payment Card solutions in North America. In 2015, we sold more than 156.6 million EMV Financial Payment Cards and provided integrated card services to over 3,250 card-issuing banks and Prepaid Debit Card issuers. We have established a leading position in the Financial Payment Card market through more than 20 years of experience and are focused primarily on this growing subsector of the financial technology market. Our customers are primarily leading national and regional banks, independent community banks, credit unions, managers of Prepaid Debit Card programs, Group Service Providers and card processors. We serve a diverse set of over 4,000 direct and indirect customers, including many of the largest North American issuers of debit and credit cards such as JPMorgan Chase, Bank of America, and Wells Fargo, the largest global managers of Prepaid Debit Card programs, including InComm, Green Dot, Blackhawk Network and American Express, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

We serve our customers through a network of ten production and card services facilities, including eight high-security facilities in North America that are each certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council. We have the largest such network of high-security production facilities in North America, allowing us to optimize our solutions offerings to serve the needs of our diverse and long-term customer base.

In addition to our eight North American facilities, we have two facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards that are not issued on the networks of the Payment Card Brands, as well as provide personalization, packaging and fulfillment services.

2015 Highlights; Factors and Trends Affecting Financial Performance

During the year ended December 31, 2015, net sales increased 43.3% from 2014, to $374.1 million, and income from operations increased 96.4% from 2014, to $67.7 million.  The operating profit margin for the year ended December 31, 2015 was 18.1%, an increase of 490 basis points from 13.2% in 2014.

For the year ended December 31, 2015, we generated $96.2 million of Adjusted EBITDA, which represented an increase of 77.5% compared to the prior year, and net income from continuing operations and Adjusted EBITDA margins of 8.4% and 25.7%, respectively. Our 2014 reported results include four months of results from EFT Source. Adjusted EBITDA and Adjusted EBITDA margin are Non-GAAP Financial Measures. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income from continuing operations, the most comparable GAAP measure, see “—Key Performance Indicators—EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin.”

During 2015, we produced and shipped 156.6 million EMV cards compared to 65.3 million in 2014.   We anticipate the continuation of the EMV conversion in the United States to drive continued strong demand for EMV cards. The upgrade by our customers from magnetic stripe and contactless Financial Payment Cards to EMV Financial Payment Cards has resulted in significant changes to our financial profile, including increased net sales, cost of goods sold, gross profit and gross profit margin, and increased working capital investments to support increased net sales.  EMV cards have a higher sales price than comparable magnetic stripe cards, but are also more expensive to produce, as EMV cards include an integrated circuit chip assembly and may also include an RFID inlay assembly, in the case of a dual-interface EMV card.

On August 17, 2015, we entered into a first lien credit agreement ("First Lien Credit Facility") with a syndicate of lenders providing for a $435.0 million first lien term loan facility ("First Lien Term Loan") and a $40.0 million revolving credit facility ("Revolving Credit Facility"). We used proceeds from the First Lien Credit Facility to pay off the outstanding balance on our previous credit facility of $158.4 million, and to redeem 62,140 shares of Series A Preferred Stock for an aggregate price of $276.7 million. We incurred $17.8 million of origination costs and associated discounts in conjunction with the establishment of the First Lien Credit Facility.  As of December 31, 2015, we had  $300.0 million of outstanding indebtedness, net of unamortized debt and unamortized deferred financing costs of $12.5 million, under the First Lien Credit Facility.

 On October 15, 2015, we completed our IPO, issuing 15,000,000 shares of common stock at a price of $10.00 per share. The net proceeds of $142.5 million from the IPO, after issuance costs, were utilized to (i) redeem all of our remaining Series A Preferred Stock for a total redemption price of $11.9 million, (ii) repay $112.5 million of the amount outstanding under the First Lien Term Loan, and (iii) terminate and settle all outstanding obligations due under the Phantom Stock Plan of $13.3 million. Deferred offering expenses of $7.2 million were included in capital deficiency.

Segment Overview

Our business consists of the following reportable segments: U.S. Debit and Credit, U.S. Prepaid Debit and U.K. Limited.

U.S. Debit and Credit Segment

Our U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV credit cards, debit cards and Prepaid Debit Cards issued on the networks of the Payment Card Brands (including general purpose reloadable, gift, payroll and employee benefit, government disbursement, incentive, and transit cards), Private Label Credit Cards that are not issued on the networks of the Payment Cards Brands, and instant issuance systems. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment includes our operations in Colorado, Indiana and Tennessee, which are each certified by multiple global Payment Card Brands and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council.

U.S. Prepaid Debit Segment

Our U.S. Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card issuers in the United States. Services provided include tamper-evident security packaging services and card personalization and fulfillment services. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages mentioned above. The U.S. Prepaid Debit segment includes our operation in Minnesota which is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

U.K. Limited Segment

Our U.K. Limited segment primarily produces retail cards, such as gift and loyalty cards for customers in the United Kingdom and continental Europe. This segment also provides card personalization, packaging and fulfillment services. The U.K. Limited segment includes our operations in Colchester, United Kingdom and Liverpool, United Kingdom. Neither of our operations in this segment is certified by any of the Payment Card Brands or to be in compliance with the standards of the PCI Security Standards Council.

Other

Our operations in Ontario, Canada and Petersfield, United Kingdom, and our corporate headquarters are reflected in “Other”. In July 2015, we ceased operations at our Petersfield facility. The Petersfield facility is not material to our business. See Note 19 “Segment Reporting” in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for certain additional information regarding our operating segments.

Key Performance Indicators

To evaluate the performance of our business, in addition to our results of operations, we utilize a variety of financial and performance measures that we refer to as key performance indicators. These key performance indicators include EMV Financial Payment Card Shipments, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin.

EMV Financial Payment Card Shipments

EMV Financial Payment Card Shipments represent the total number of EMV Financial Payment Cards we ship during the period. We expect EMV Financial Payment Card shipments to increase due to the growth in the market for Financial Payment Cards and the continued conversion from non-EMV cards to be upgraded to EMV cards in the United States.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

We use EBITDA, Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our performance. Adjusted EBITDA is also the basis for financial performance evaluation under our executive compensation programs. EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus adjustments for restructuring charges, stock-based compensation expense, performance bonus charges in connection with the EFT Source acquisition,  loss on debt modification and early extinguishment, investment banking and related fees, and foreign exchange gain or loss. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to ongoing business performance. We also evaluate Adjusted EBITDA margin, which is Adjusted EBITDA as a percentage of net sales. We use Adjusted EBITDA and Adjusted EBITDA margin measures to benchmark our performance versus prior periods and our annual operating plan.

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are Non-GAAP Financial Measures. The Non-GAAP Financial Measures as presented in this Annual Report on Form 10-K are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. The Non-GAAP Financial Measures should not be considered as a substitute for GAAP metrics such as net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA and Adjusted EBITDA margin. Our presentation of Adjusted EBITDA and Adjusted EBITDA margin should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.  See Part II, Item 6, Selected Financial Data, in this Annual Report on Form 10-K for more information regarding our use of Non-GAAP Financial Measures.

	Year Ended
	December 31,
	2015	2014	2013
EMV Financial Payment Card Shipments	156,617	65,290	6,769
EBITDA(1)	$83,401	$47,023	$37,620
Adjusted EBITDA(1)	96,218	54,219	38,372
Adjusted EBITDA margin	25.7%	20.8%	19.5%

(1)	The following is a reconciliation of net income from continuing operations to EBITDA and Adjusted EBITDA.

	Year Ended December 31,
	2015	2014	2013
Net income from continuing operations	$31,261	$15,972	$11,199
Interest, net	18,328	7,508	7,838
Provision for income taxes	17,846	10,291	6,988
Depreciation and amortization	15,966	13,252	11,595
EBITDA	83,401	47,023	37,620
Restructuring and other charges(a)	1,131	—	—
Non-cash compensation expense(b)	9,633	4,534	610
Loss on debt modification and early extinguishment(c)	703	476	—
EFT performance bonuses(d)	1,000	—	—
Investment banking and related fees(e)	409	2,062	—
Foreign currency (gain) loss	(59)	124	142
Adjusted EBITDA	$96,218	$54,219	$38,372

(a)	Represents facility contract termination costs in connection with the shut down and closure of our Petersfield, United Kingdom operation.
(b)

Represents compensation expense incurred in connection with the Company’s phantom stock plan and other stock-based compensation plans. See Note 17 “Stock Option Plans” and Note 18 “Phantom Stock Plan” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c)

Represents loss on the modification of the Company’s Senior Term Loan dated September 2, 2014 in connection with the acquisition of EFT Source.  In 2015, an additional loss on debt modification and early extinguishment was incurred when the Senior Term Loan was repaid in full using a portion of the proceeds from the $435.0 million First Lien Term Loan on August 17, 2015.

(d)	Represents performance bonuses earned in connection with the acquisition of EFT Source.
(e)	Includes investment banking, advisory and related professional fees and expenses incurred in connection with the EFT Source acquisition and our consideration of liquidity alternatives.

Key Components of Results of Operations

Set forth below is a brief description of key line items of our consolidated statements of operations and comprehensive income.

Net Sales

Net sales reflect our revenue generated from the sale of products and services. Product net sales include the design and production of Financial Payment Cards in contact EMV, dual-interface EMV, contactless and magnetic stripe formats. We also generate product revenue from the sale of our Card@Once® instant issuance systems, Private Label Credit Cards and retail gift cards. Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, the provision of tamper-evident security packaging, providing fulfillment services to Prepaid Debit Card program managers, and software as a service personalization of instant issuance debit cards. We also generate service revenue from personalizing retail gift cards (primarily in Canada and the United Kingdom) and from click-fees generated from our patented MYCA™ software.

Generally, we recognize net sales related to products upon shipment and services upon the provision of the service, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. See “—Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Sales

Cost of sales includes the direct and indirect costs of the products we sell and the services that we provide. Product costs include the cost of raw materials, including microchips in the case of EMV cards and, additionally, RFID assemblies in the case of dual-interface EMV cards, labor costs, material costs, equipment and facilities costs, operation overhead, depreciation, leases and rental charges and transport costs. Product costs also include desktop card personalization terminals in the case of Card@Once® instant issuance system sales. Services costs include the cost of labor, raw materials in the case of tamper-evident security packaging, and equipment and facilities costs, operation overhead, depreciation, leases and rental charges and transport costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, promotional activity and employee relations.

Gross Profit and Gross Margin

Gross profit consists of our net sales less our cost of sales. Gross margin is gross profit as a percentage of net sales.

Operating Expenses

Operating expenses are primarily comprised of selling, general and administrative expenses (“SG&A”) which generally consist of expenses for executive, finance, sales, marketing, legal, information technology, customer service, human resources and administrative personnel, including payroll, benefits and stock-based compensation expense, and outside legal and other advisory fees. Operating expense also includes depreciation and amortization expense, including the amortization of tangible and intangible assets. We anticipate increases in SG&A as we incur the costs of compliance associated with being a public company, including audit and consulting fees.

Income from Operations and Operating Margin

Income from operations consists of our gross profit less our operating expenses. Operating margin is income from operations as a percentage of net sales.

Other Income (Expense)

Other income (expense) consists primarily of interest expense and foreign currency gains and losses.

Net Income from Continuing Operations

Net income from continuing operations consists of our income from operations, plus other income or (expense) and provision for income taxes.

Results of Operations

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

The table below presents our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Net sales:
Products	$241,609	$159,220	$82,389	51.7%
Services	132,501	101,786	30,715	30.2%
Total net sales	374,110	261,006	113,104	43.3%
Cost of sales	238,289	179,279	59,010	32.9%
Gross profit	135,821	81,727	54,094	66.2%
Operating expenses	68,101	47,255	20,846	44.1%
Income from operations	67,720	34,472	33,248	96.4%
Other income (expense):
Interest, net	(18,328)	(7,508)	(10,820)	144.1%
Foreign exchange gain (loss)	59	(124)	183	*
Loss on debt modification and early extinguishment	(703)	(476)	(227)	*
Other (expense) income	359	(101)	460	*
Income before taxes	49,107	26,263	22,844	87.0%
Provision for income taxes	(17,846)	(10,291)	(7,555)	73.4%
Net income from continuing operations	31,261	15,972	15,289	95.7%
Loss from a discontinued operation	(398)	(2,670)	2,272	(85.1)%
Net income	$30,863	$13,302	$17,561	132.0%
* Not meaningful

Net Sales

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit segment—Products	$217,863	$132,975	$84,888	63.8%
U.S. Debit and Credit segment—Services	45,805	20,040	25,765	128.6%
U.S. Debit and Credit segment—Total	263,668	153,015	110,653	72.3%
U.S. Prepaid Debit segment—Products	—	—	—	—
U.S. Prepaid Debit segment—Services	65,878	59,271	6,607	11.1%
U.S. Prepaid Debit segment—Total	65,878	59,271	6,607	11.1%
U.K. Limited segment—Products	22,211	24,623	(2,412)	(9.8)%
U.K. Limited segment—Services	12,150	10,540	1,610	15.3%
U.K. Limited segment—Total	34,361	35,163	(802)	(2.3)%
Other—Products	9,321	11,682	(2,361)	(20.2)%
Other—Services	8,099	12,226	(4,127)	(33.8)%
Other—Total	17,420	23,908	(6,488)	(27.1)%
Inter-company eliminations	(7,217)	(10,351)	3,134	(30.3)%
Total	$374,110	$261,006	$113,104	43.3%

Net sales for the year ended December 31, 2015 increased $113.1 million, or 43.3%, to $374.1 million compared to $261.0 million for the year ended December 31, 2014. The increase in net sales during 2015 was due to growth in our U.S. Debit and Credit segment and U.S. Prepaid Debit segment net sales of 72.3% and 11.1%, respectively, offset by a 2.3% decline in our U.K.  Limited segment net sales compared to 2014.

U.S. Debit and Credit

Net sales for the U.S. Debit and Credit segment for the year ended December 31, 2015 increased $110.7 million, or 72.3%, to $263.7 million compared to $153.0 million for the year ended December 31, 2014. The increase in net sales was driven by an increase in EMV related revenue of $79.0 million, and an increase in net sales of  $57.2 million from the EFT Source business acquired in September 2014, partially offset by a decrease in magnetic stripe card sales of $25.5 million.

The increase in EMV revenue of $79.0 million was driven by our card issuing bank customers or end-users adopting EMV technology for debit and credit cards as the conversion of the United States market from magnetic stripe Financial Payment Cards to EMV cards continues. For the year ended December 31, 2015, we sold 154.7 million EMV cards at an average selling price of $0.94 per card compared to 63.8 million EMV cards at an average selling price of $1.04 per card for the year ended December 31, 2014.

Of the $57.2 million increase in revenue related to our EFT Source business, $45.6 million was attributed to a full year of sales being reflected in our 2015 results, while in 2014, sales were included from the September 2, 2014 acquisition date through December 31, 2014.  The remaining growth of $11.6 million was driven by increased customer activity in our card personalization and fulfillment services, including continued growth of Card@Once® in 2015. The $25.5 million decline in magnetic stripe revenue was driven by the ongoing shift of our card issuing bank customers from magnetic stripe cards to EMV cards.

U.S. Prepaid Debit

Net sales for the U.S. Prepaid Debit segment for the year ended December 31, 2015 increased  $6.6 million, or 11.1%, to $65.9 million compared to $59.3 million for the year ended December 31, 2014. The increase was driven by our largest customer for this segment refreshing its packaging designs in the first quarter of 2015.  This customer activity produced a significant increase in net sales in the first quarter of 2015, with buying patterns returning to normal levels for the remainder of the year ended December 31, 2015.

U.K. Limited

Net sales for the U.K. Limited segment for the year ended December 31, 2015 decreased $0.8 million, or 2.3%, to $34.4 million compared to $35.2 million for the year ended December 31, 2014. Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a reduction to revenues for the year ended December 31, 2015 of $2.5 million over the previous year.

Other

Net sales in Other decreased $6.5 million, or 27.1%, from 2014 to 2015.

Net sales for our Canada operations decreased $2.4 million for the year ended December 31, 2015 compared to 2014, driven by fluctuations in foreign currency exchange rates.   Fluctuations in the exchange rate between the United States dollar and the Canadian Dollar resulted in a reduction to revenues for the year ended December 31, 2015 of $2.1 million over the previous year.  Our Petersfield U.K. operation was shut down in August 2015 which primarily drove the remaining $4.1 million decrease in Other net sales year over year.

Cost of Sales

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit segment	$166,551	$103,555	$62,996	60.8%
U.S. Prepaid Debit segment	39,498	38,249	1,249	3.3%
U.K. Limited segment	25,234	26,992	(1,758)	(6.5)%
Other	14,427	20,926	(6,499)	(31.1)%
Eliminations	(7,421)	(10,443)	3,022	(28.9)%
Total	$238,289	$179,279	$59,010	32.9%

Cost of sales for the year ended December 31, 2015 increased $59.0 million, or 32.9%, to $238.3 million compared to $179.3 million for the year ended December 31, 2014.

U.S. Debit and Credit

Cost of sales for the U.S. Debit and Credit segment for the year ended December 31, 2015 increased $63.0 million, or 60.8%, to $166.6 million compared to $103.6 million for the year ended December 31, 2014. The increase in cost of sales was primarily attributable to a $26.9 million increase in technology materials (primarily EMV microchips), a $12.1 million increase in other materials, a $12.7 million increase in overhead, an  $8.6 million increase in labor and benefits costs and a $3.0 million increase in depreciation and amortization.

The $26.9 million increase in technology materials was driven by the increased number of EMV cards sold, as noted above, and is a direct result of U.S. card issuing banks upgrading debit and credit cards to EMV which include an integrated circuit chip assembly and in certain cases may also include an RFID inlay assembly. The $12.1 million increase in other materials and the $12.7 million increase in overhead expenses were driven primarily by the continued integration of the EFT Source business and, to a lesser extent, by our new secure EMV production and card services facility that became operational in 2014. The $8.6 million increase in labor costs was driven by the additional employees we added from the acquisition of EFT Source and additional labor costs associated with the production of EMV cards, which are more complex than non-EMV cards and therefore have a higher labor component. Finally, increases in depreciation and amortization expense were driven by the EFT Source acquisition and the new secure EMV production and card services facility noted above.

U.S. Prepaid Debit

Cost of sales for the U.S. Prepaid Debit segment for the year ended December 31, 2015 increased $1.2 million, or 3.3%, to $39.5 million compared to $38.2 million for the year ended December 31, 2014. The increase in cost of sales was related to the increased level of net sales referenced above, partially offset by more efficient operations.

U.K. Limited

Cost of sales for the U.K. Limited segment for the year ended December 31, 2015 decreased  $1.8 million, or 6.5%, to $25.2 million compared to $27.0 million for the year ended December 31, 2014. The decrease in cost of sales was driven by foreign currency exchange rate fluctuations, as discussed above.

Other

Other cost of sales decreased by $6.5 million, or 31.1%, to $14.4 million compared to $20.9 million in 2014.  The decrease was primarily related to a decrease of $4.1 million in cost of sales related to our Petersfield, U.K. operation, shut down in August 2015, as discussed above and decreases related to our Canada operation of $2.2 million.  The decrease in cost of sales in Canada was driven by foreign currency exchange rate fluctuations, discussed above.

Gross Profit and Gross Profit Margin

	Year Ended December 31,
		% of		% of
	2015	net sales	2014	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit segment	$97,117	36.8%	$49,460	32.3%	$47,657	96.4%
U.S. Prepaid Debit segment	26,380	40.0%	21,022	35.5%	5,358	25.5%
U.K. Limited segment	9,127	26.6%	8,171	23.2%	956	11.7%
Other	3,197	18.4%	3,074	12.9%	123	4.0%
Total	$135,821	36.3%	$81,727	31.3%	$54,094	66.2%

Gross profit for the year ended December 31, 2015 increased $54.1 million, or 66.2%, to $135.8 million compared to $81.7 million for the year ended December 31, 2014. Gross profit margin for the year ended December 31, 2015 increased to 36.3% compared to 31.3% for the year ended December 31, 2014.

U.S. Debit and Credit

Gross profit for the U.S. Debit and Credit segment for the year ended December 31, 2015 increased $47.7 million, or 96.4%, to $97.1 million compared to $49.5 million for the year ended December 31, 2014. Increases in gross profit were driven by a $30.3 million contribution from increased EMV volumes (net of reduced gross profit from non-EMV cards) and a $17.4 million increase from the EFT Source acquisition.  EFT Source gross profit increased $16.2 million due to EFT Source results being reflected for the full year in 2015 and from September 2, 2014 through December 31, 2014 during the prior year, with the remaining increase of $1.2 million due to year over year growth.  Gross profit margin for the U.S. Debit and Credit segment for the year ended December 31, 2015 increased to 36.8% compared to 32.3% for the year ended December 31, 2014 due to the continued conversion of the United States market to EMV cards, discussed above.

U.S. Prepaid Debit

Gross profit for the U.S. Prepaid Debit segment for the year ended December 31, 2015 increased  $5.4 million, or 25.5%, to $26.4 million compared to $21.0 million for the year ended December 31, 2014. Gross profit margin for the U.S. Prepaid Debit segment for the year ended December 31, 2015 increased to 40.0% compared to 35.5% for the year ended December 31, 2014.    The increase in gross profit and gross profit margin were primarily driven by increased net sales referenced above and the improved operating efficiencies in this segment.

U.K. Limited

Gross profit for the U.K. Limited segment for the year ended December 31, 2015 increased $1.0 million, or 11.7%, to $9.1 million compared to $8.2 million for the year ended December 31, 2014. Gross profit margin for the U.K. Limited segment for the year ended December 31, 2015 increased to 26.6% compared to 23.2% for the year ended December 31, 2014. The increase was driven by the effect of foreign currency exchange rate fluctuations discussed above, and to a lesser extent, more efficient production.

Other

Gross profit in Other increased 4.0% in 2015 to $3.2 million from $3.1 million in 2014, and was primarily related to the Canada operation.

Operating Expenses

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit segment	$25,562	$15,053	$10,509	69.8%
U.S. Prepaid Debit segment	5,679	5,266	413	7.8%
U.K. Limited segment	6,417	6,396	21	0.3%
Other	30,443	20,540	9,903	48.2%
Total	$68,101	$47,255	$20,846	44.1%

Operating expenses for the year ended December 31, 2015 increased $20.8 million, or 44.1%, to $68.1 million compared to $47.3 million for the year ended December 31, 2014. The increase in operating expenses was driven primarily by a $10.5 million increase in the U.S. Debit and Credit segment and a $9.9 million increase in our corporate expenses.

The $10.5 million increase in the U.S. Debit and Credit segment was driven by an $8.7 million increase related to the EFT Source acquisition, and the remaining increase was primarily attributable to additional SG&A expenses related to the elevated levels of segment net sales discussed above.

Other operating expenses includes an increase of $4.2 million in connection with the settlement of our obligation under the phantom stock plan in conjunction with our IPO, $1.8 million in increased depreciation and amortization expense, $1.0 million related to accrued performance bonuses in connection with the EFT Source acquisition, a restructuring charge of $0.7 million related to the closure of our Petersfield U.K. facility, $0.4 million of transaction costs, and a $1.8 million increase in corporate salaries, consulting fees, legal, and other SG&A expense.

Excluding charges of $8.7 million and $4.5 million for the years ended December 31, 2015 and 2014, respectively, related to our phantom stock plan, $0.4 million of transaction costs for the year ended December 31, 2015 and $1.0 million of accrued performance bonus charges in connection with the EFT Source acquisition in the year ended December 31, 2015, operating expenses for the year ended December 31, 2015 increased $15.2 million, or 35.6%, compared to the year ended December 31, 2014.

Income from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2015	net sales	2014	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit segment	$71,555	27.1%	$34,407	22.5%	$37,148	108.0%
U.S. Prepaid Debit segment	20,701	31.4%	15,756	26.6%	4,945	31.4%
U.K. Limited segment	2,710	7.9%	1,775	5.0%	935	52.7%
Other	(27,246)	*	(17,466)	*	(9,780)	56.0%
Total	$67,720	18.1%	$34,472	13.2%	$33,248	96.4%
* Not meaningful

Income from operations for the year ended December 31, 2015 increased $33.2 million, or 96.4%, to $67.7 million compared to $34.5 million for the year ended December 31, 2014. Operating margins for the year ended December 31, 2015 increased to 18.1% compared to 13.2% for the year ended December 31, 2014.

U.S. Debit and Credit

Income from operations for the U.S. Debit and Credit segment for the year ended December 31, 2015 increased $37.1 million, or 108.0%, to $71.6 million compared to $34.4 million for the year ended December 31, 2014. Operating income benefited by $7.7 million from the inclusion of the EFT Source acquisition for a full year in 2015 (results from EFT Source were included from September 2, 2014 through December 31, 2014). Operating margins for the year ended December 31, 2015 increased to 27.1% compared to 22.5% for the year ended December 31, 2014 due primarily to the higher sales volumes of EMV cards, as discussed above.

U.S. Prepaid Debit

Income from operations for the U.S. Prepaid Debit segment for the year ended December 31, 2015 increased $4.9 million, or 31.4%, to $20.7 million compared to $15.8 million for the year ended December 31, 2014 due primarily to the higher sales levels and more efficient operations, as discussed above.

U.K. Limited

Income from operations for the U.K. Limited segment for the year ended December 31, 2015 increased $0.9 million, or 52.7%, to $2.7 million compared to $1.8 million for the year ended December 31, 2014 due to more efficient production. Operating margins for the year ended December 31, 2015 increased to 7.9% compared to 5.0% for the year ended December 31, 2014 for the reasons discussed above.

Interest, net

Interest expense for the year ended December 31, 2015 increased  $10.8 million, or 144.1%, to $18.3 million compared to $7.5 million for the year ended December 31, 2014. The increase in interest expense was driven by higher average debt balances outstanding relating to the $435.0 million First Lien Term Loan that we put in place in August 2015.  Interest expense also includes $4.7 million of amortization of debt issuance cost and discount related to the early debt repayment of $112.5 million using proceeds from our IPO, and an additional fourth quarter debt repayment of $10.0 million.

Loss on debt modification and early extinguishment

Loss on debt modification and early extinguishment for the year ended December 31, 2015 was $0.7 million related to unamortized deferred financing costs and discount on our Senior Term Loan dated September 2, 2014, which was repaid with proceeds from our $435.0 million First Lien Term Loan.  Refer to Note 10 “Long-Term Debt and Credit Facility”, in Part III, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Provision for income taxes

The provision for income taxes for the year ended December 31, 2015 increased $7.5 million, to $17.8 million, compared to $10.3 million for the year ended December 31, 2014 driven by the increase in income before taxes of $22.8 million.  The effective tax rate was 36.3% and 39.1% for the years ended December 31, 2015 and 2014, respectively.  The tax rate was lower in 2015 compared to 2014 as a result of discrete adjustments.

Fourth Quarter

Our net sales grew by 6.5% in the fourth quarter 2015 compared to same quarter in 2014.  Net sales for our U.S. Debit & Credit segment grew by 11.2% in the fourth quarter of 2015 compared to fourth quarter of 2014 due to the continued conversion of Financial Payment Cards from magnetic stripe to EMV chip technology.

Net sales for our U.S. Prepaid Debit segment increased by 1.4% in the fourth quarter of 2015 compared to the fourth quarter of 2014 as growth in our retail prepaid sales across the customer base was offset by significant fourth quarter 2014 product launches and refreshes for two large customers, which were not replicated in the fourth quarter of 2015.

Net sales for our U.K. Limited segment decreased 2.3% in the fourth quarter of 2015 compared to the fourth quarter of 2014, due primarily to foreign currency exchange rates.  Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a reduction to revenues for the three months ended December 31, 2015 of $0.5 million compared to the same period in the previous year.

Adjusted EBITDA margins in the fourth quarter of 2015 continued to improve over the fourth quarter of 2014 due to increased operating leverage driven by increased net sales. The increases in net sales have been primarily driven by an increase in the shipment of EMV Financial Payment Cards, which generally have higher selling prices and gross profits than the non-EMV Financial Payment Cards that they are replacing.

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

The table below presents our results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Net sales:
Products	$159,220	$101,360	$57,860	57.1%
Services	101,786	95,010	6,776	7.1%
Total net sales	261,006	196,370	64,636	32.9%
Cost of sales	179,279	136,874	42,405	31.0%
Gross profit	81,727	59,496	22,231	37.4%
Operating expenses	47,255	33,347	13,908	41.7%
Income from operations	34,472	26,149	8,323	31.8%
Other income (expense):
Interest, net	(7,508)	(7,838)	330	4.2%
Foreign exchange gain (loss)	(124)	(142)	18	12.7%
Loss on debt modification and early extinguishment	(476)	—	(476)	—
Other (expense) income	(101)	18	(119)	(661.1)%
Income before taxes	26,263	18,187	8,076	44.4%
Provision for income taxes	(10,291)	(6,988)	(3,303)	(47.3)%
Net income from continuing operations	15,972	11,199	4,773	42.6%
Loss from discontinued operations	(2,670)	(2,612)	(58)	(2.2)%
Net income	$13,302	$8,587	$4,715	54.9%

Net Sales

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit segment—Products	$132,975	$86,302	$46,673	54.1%
U.S. Debit and Credit segment—Services	20,040	5,324	14,716	276.4%
U.S. Debit and Credit segment—Total	153,015	91,626	61,389	67.0%
U.S. Prepaid Debit segment—Products	—	—	—	—
U.S. Prepaid Debit segment—Services	59,271	65,895	(6,624)	(10.1)%
U.S. Prepaid Debit segment—Total	59,271	65,895	(6,624)	(10.1)%
U.K. Limited segment—Products	24,623	22,238	2,385	10.7%
U.K. Limited segment—Services	10,540	11,004	(464)	(4.2)%
U.K. Limited segment—Total	35,163	33,242	1,921	5.8%

Other—Products	11,682	10,907	775	7.1%
Other—Services	12,226	13,771	(1,545)	(11.2)%
Other—Total	23,908	24,678	(770)	(3.1)%
Inter-company eliminations	(10,351)	(19,071)	8,720	(45.7)%
Total	$261,006	$196,370	$64,636	32.9%

Net sales for the year ended December 31, 2014 increased $64.6 million, or 32.9%, to $261.0 million compared to $196.4 million for the year ended December 31, 2013. The increase in net sales during 2014 was due to growth in net sales of 67.0% and 5.8% in our U.S. Debit and Credit segment and U.K. Limited segment, respectively, offset by a 10.1% decline in our U.S. Prepaid Debit segment as compared to 2013.

U.S. Debit and Credit

Net sales for the U.S. Debit and Credit segment for the year ended December 31, 2014 increased $61.4 million, or 67.0%, to $153.0 million compared to $91.6 million for the year ended December 31, 2013. The increase in net sales was driven by an increase in EMV related revenue of $58.2 million, a $14.7 million increase in card services revenue, a $7.4 million increase in instant issuance revenue and various other items, offset by declines in magnetic stripe card revenue of $12.0 million and contactless card revenue of $2.4 million. The increase in EMV revenue of $58.2 million was driven by our card issuing bank customers or end-users adopting EMV technology for debit and credit cards. For the year ended December 31, 2014, we sold 62.5 million EMV cards (approximately 5.7% of which were dual-interface EMV) at an average selling price of $1.04 per card compared to 5.6 million EMV cards (approximately 12.7% of which were dual-interface EMV) at an average selling price of $1.28 per card for the year ended December 31, 2013. The increase in card services revenue of $14.7 million was driven primarily by the impact of our acquisition of EFT Source on September 2, 2014, including new personalization customers coming onto our acquired service platform and services related to debit and credit cards reissued in response to data breaches at large U.S. retailers. Likewise, the $7.4 million growth in instant issuance revenue was also driven by the acquisition of EFT Source, as well as continued growth of Card@Once® in 2014. The $12.0 million decline in magnetic stripe revenue and the $2.4 million decline in contactless revenue were primarily driven by our card issuing bank customers upgrading from magnetic stripe cards and contactless cards to EMV cards.

U.S. Prepaid Debit

Net sales for the U.S. Prepaid Debit segment for the year ended December 31, 2014 decreased $6.6 million, or 10.1%, to $59.3 million compared to $65.9 million for the year ended December 31, 2013. The decline was driven primarily by our largest customer for this segment drawing down inventory levels.

U.K. Limited

Net sales for the U.K. Limited segment for the year ended December 31, 2014 increased $1.9 million, or 5.8%, to $35.2 million compared to $33.2 million for the year ended December 31, 2013. The increase in sales was primarily driven by a $1.9 million increase in retail gift and loyalty card product and services revenue.

Cost of Sales

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit segment	$103,555	$66,585	$36,970	55.5%
U.S. Prepaid Debit segment	38,249	43,010	(4,761)	(11.1)%
U.K. Limited segment	26,992	25,576	1,416	5.5%
Other	20,926	21,718	(792)	(3.6)%
Eliminations	(10,443)	(20,015)	9,572	47.8%
Total	$179,279	$136,874	$42,405	31.0%

Cost of sales for the year ended December 31, 2014 increased $42.4 million, or 31.0%, to $179.3 million compared to $136.9 million for the year ended December 31, 2013.

U.S. Debit and Credit

Cost of sales for the U.S. Debit and Credit segment for the year ended December 31, 2014 increased $37.0 million, or 55.5%, to $103.6 million compared to $66.6 million for the year ended December 31, 2013. The increases in cost of sales were driven by a $21.2 million increase in technology materials (primarily EMV chip assemblies), a $4.4 million increase in other materials, a $6.8 million increase in overhead, a $5.3 million increase in labor and benefits costs and a $1.1 million increase in depreciation and amortization.

The $21.2 million increase in technology materials was driven by the increased number of EMV cards shipped as noted above and is a direct result of U.S. card issuing banks upgrading debit and credit cards to EMV which include an integrated circuit chip assembly and in certain cases may also include an RFID inlay assembly. The $6.8 million increase in overhead expenses and the $4.4 million increase in other materials were driven primarily by the EFT Source acquisition and to a lesser extent by our new secure EMV production and card services facility that became operational in 2014. The $5.3 million increase in labor costs was driven by the acquisition of EFT Source and additional labor costs associated with the production of EMV cards which are more complex than non-EMV cards and therefore have a higher labor component. Finally, increases in depreciation and amortization expense were driven by the EFT Source acquisition and the new secure EMV production and card services facility noted above.

U.S. Prepaid Debit

Cost of sales for the U.S. Prepaid Debit segment for the year ended December 31, 2014 decreased $4.8 million, or 11.1%, to $38.2 million compared to $43.0 million for the year ended December 31, 2013. The decrease in cost of sales was driven by the reduced level of net sales referenced above and more efficient operations, partially offset by increased depreciation from elevated levels of capital investment during 2013 and 2014 to expand our tamper-evident security packaging capacity.

U.K. Limited

Cost of sales for the U.K. Limited segment for the year ended December 31, 2014 increased $1.4 million, or 5.5%, to $27.0 million compared to $25.6 million for the year ended December 31, 2013. Increases in cost of sales was driven by a $0.9 million increase in labor costs and a $0.7 million increase in materials costs which were partially offset by a decrease in depreciation and amortization. The increase in labor and material expense was driven by the increased level of net sales in 2014, as compared to 2013, noted above.

Gross Profit and Gross Profit Margin

	Year Ended December 31,
		% of		% of
	2014	net sales	2013	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit segment	$49,460	32.3%	$25,041	27.3%	$24,419	97.5%
U.S. Prepaid Debit segment	21,022	35.5%	22,885	34.7%	(1,863)	(8.1)%
U.K. Limited segment	8,171	23.2%	7,666	23.1%	505	6.6%
Other	3,074	12.9%	3,904	15.8%	(830)	(21.3)%
Total	$81,727	31.3%	$59,496	30.3%	$22,231	37.4%

Gross profit for the year ended December 31, 2014 increased $22.2 million, or 37.4%, to $81.7 million compared to $59.5 million for the year ended December 31, 2013. Gross profit margin for the year ended December 31, 2014 increased to 31.3% compared to 30.3% for the year ended December 31, 2013.

U.S. Debit and Credit

Gross profit for the U.S. Debit and Credit segment for the year ended December 31, 2014 increased $24.4 million, or 97.5%, to $49.5 million compared to $25.0 million for the year ended December 31, 2013. Gross profit margin for the U.S. Debit and Credit segment for the year ended December 31, 2014 increased to 32.3% compared to 27.3% for the year ended December 31, 2013. Increases in gross profit were driven by a $14.0 million contribution from increased EMV volumes (net of reduced gross profit from non-EMV cards) and a $10.5 million increase from the EFT Source acquisition.

U.S. Prepaid Debit

Gross profit for the U.S. Prepaid Debit segment for the year ended December 31, 2014 decreased $1.9 million, or 8.1%, to $21.0 million compared to $22.9 million for the year ended December 31, 2013. The decrease in gross profit was primarily driven by a reduced level of net sales referenced above, partially offset by the improved operating efficiencies at this segment. Gross profit margin for the U.S. Prepaid Debit segment for the year ended December 31, 2014 increased to 35.5% compared to 34.7% for the year ended December 31, 2013.

U.K. Limited

Gross profit for the U.K. Limited segment for the year ended December 31, 2014 increased $0.5 million, or 6.6%, to $8.2 million compared to $7.7 million for the year ended December 31, 2013. Gross profit margin for the U.K. Limited segment for the year ended December 31, 2014 increased to 23.2% compared to 23.1% for the year ended December 31, 2013. Increases in gross profit were driven by increased retail gift and loyalty card product and services revenue.

Operating Expenses

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit segment	$15,053	$9,730	$5,323	54.7%
U.S. Prepaid Debit segment	5,266	4,976	290	5.8%
U.K. Limited segment	6,396	6,301	95	1.5%
Other	20,540	12,340	8,200	66.5%
Total	$47,255	$33,347	$13,908	41.7%

Operating expenses for the year ended December 31, 2014 increased $13.9 million, or 41.7%, to $47.2 million compared to $33.3 million for the year ended December 31, 2013. Excluding charges of $4.5 million and $0.6 million, in 2014 and 2013, respectively, related to our phantom stock plan and investment banking, advisory and related professional fees in 2014 of $2.1 million, operating expenses for the year ended December 31, 2014 increased $7.9 million, or 24.1%.

The increase in operating expenses was driven primarily by a $5.3 million increase in the U.S. Debit and Credit segment and an $8.2 million increase in other expenses. The $5.3 million increase in the U.S. Debit and Credit segment was driven by a $4.1 million increase related to the EFT Source acquisition and the remaining increase was primarily attributable to additional selling, salary and other expenses related to the elevated levels of segment net sales discussed above.

The $8.2 million increase in other expenses was primarily driven by the $4.5 million charge related to our phantom stock plan, $2.1 million related to investment banking, advisory and related professional fees, and a $1.3 million increase in corporate salaries and management incentive payments.

Income from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2014	net sales	2013	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit segment	$34,407	22.5%	$15,311	16.7%	$19,096	124.7%
U.S. Prepaid Debit segment	15,756	26.6%	17,909	27.2%	(2,153)	(12.0)%
U.K. Limited segment	1,775	5.0%	1,365	4.1%	410	30.0%
Other	(17,466)	*	(8,436)	*	(9,030)	(107.0)%
Total	$34,472	13.2%	$26,149	13.3%	$8,323	31.8%
* Not meaningful

Income from operations for the year ended December 31, 2014 increased $8.3 million, or 31.8%, to $34.5 million compared to $26.2 million for the year ended December 31, 2013. Excluding the 2014 and 2013 charges of $4.5 million and $0.6 million, respectively, related to our phantom stock plan and investment banking, advisory and related professional fees in 2014 of $2.1 million, income from operations for the year ended December 31, 2014 increased $14.3 million, or 53.3%, relative to the year ended December 31, 2013. Operating margins for the year ended December 31, 2014 decreased to 13.2% compared to 13.3% for the year ended December 31, 2013. Excluding the 2014 and 2013 charges related to our phantom stock plan and investment banking, advisory and related professional fees discussed above, operating margins for the year ended December 31, 2014 increased to 15.7% compared to 13.6% for the year ended December 31, 2013.

U.S. Debit and Credit

Income from operations for the U.S. Debit and Credit segment for the year ended December 31, 2014 increased $19.1 million, or 124.7%, to $34.4 million compared to $15.3 million for the year ended December 31, 2013. Operating margins for the year ended December 31, 2014 increased to 22.5% compared to 16.7% for the year ended December 31, 2013.

U.S. Prepaid Debit

Income from operations for the U.S. Prepaid Debit segment for the year ended December 31, 2014 decreased $2.2 million, or 12.0%, to $15.8 million compared to $17.9 million for the year ended December 31, 2013. Operating margins for the year ended December 31, 2014 decreased to 26.6% compared to 27.2% for the year ended December 31, 2013.

U.K. Limited

Income from operations for the U.K. Limited segment for the year ended December 31, 2014 increased $0.4 million, or 30.0%, to $1.8 million compared to $1.4 million for the year ended December 31, 2013. Operating margins for the year ended December 31, 2014 increased to 5.0% compared to 4.1% for the year ended December 31, 2013.

Interest income (expense)

Interest expense for the year ended December 31, 2014 decreased $0.3 million, or 4.2%, to $7.5 million compared to $7.8 million for the year ended December 31, 2013. The decrease in interest expense was driven by a reduction in borrowing rates negotiated with our lenders in September 2014 which was partially offset by additional interest expense related to incremental indebtedness incurred in September 2014 in connection with the acquisition of EFT Source.

Loss on debt modification and early extinguishment

Loss on debt modification and early extinguishment for the year ended December 31, 2014 was $0.5 million driven by a write-off of capitalized debt expense in connection with the debt modification described above.

Provision for income taxes

The provision for income taxes for the year ended December 31, 2014 increased $3.3 million, to $10.3 million, compared to $7.0 million for the year ended December 31, 2013 driven by the increase in income before taxes of $8.1 million.

Fourth Quarter

Net sales for our U.S. Debit & Credit segment grew by 186.3% in the fourth quarter of 2014 versus a decline of 5.3% in the fourth quarter of 2013, compared to the prior year.  Net sales for our U.S. Prepaid Debit segment declined by 14.8% in the fourth quarter of 2014,  and 33.1% in the fourth quarter of 2013 compared to the prior year.  Net sales for our U.K. Limited segment grew by 11.3% in the fourth quarter of 2014 and 0.4% in the fourth quarter of 2013, compared to the prior year.

Adjusted EBITDA margins in the fourth quarter of 2014 continued to improve over the fourth quarter of 2013 due to increased operating leverage driven by increased net sales. The increases in net sales have been primarily driven by an increase in the shipment of EMV Financial Payment Cards, which generally have higher selling prices and gross profits than the non-EMV Financial Payment Cards that they are replacing.

The fourth quarter of 2014 benefited from the EFT Source acquisition on September 2, 2014, which became part of our U.S. Debit and Credit segment. The fourth quarter of 2014 also benefited from a sharp increase in the shipment of EMV Financial Payment Cards as U.S. debit and credit card issuers began the process of upgrading non-EMV Financial Payment Cards to EMV Financial Payment Cards.

Liquidity and Capital Resources

As of December 31, 2015, we had $13.6 million of cash and cash equivalents. Of this amount, $3.0 million was held in accounts outside of the United States.

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

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions. We may also be required to make repayments on the First Lien Term Loans in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, beginning with the year ended December 31, 2016, with any payments due after the issuance of our annual financial statements in 2017.

During the year ended December 31, 2015, we redeemed a total of 64,809 shares of Series A Preferred Stock at prices ranging between $3,950.33 and $4,610.68 per share for a total of $288.6 million.

At December 31, 2015, we had total borrowings of $309.0 million, including $300.0 million of outstanding borrowings under our First Lien Term Loan, net of unamortized debt and unamortized deferred financing costs of $12.5 million, and we have $39.9 million of availability under the Revolving Credit Facility.

On February 24, 2016, our Board of Directors declared a dividend of $0.045 per common share, payable in April 2016.  While we expect to pay dividends on a quarterly basis, any future dividends will be subject to the discretion of our Board of Directors who will evaluate our dividend program from time to time given factors it deems relevant.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, dividend payments, capital expenditures, lease obligations, and working capital for at least the next 12 months.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2015 was $43.9 million compared to $26.6 million during the year ended December 31, 2014.  The increase in cash provided by operating activities was driven by an increase in net income of $17.6 million, partially offset by increased working capital investments during the year.  Included in net income were non-cash charges of $33.0 million and $19.8 million, during the years ended December 31, 2015 and 2014, respectively, which decreased net income with no corresponding decrease to cash provided by operating activities.

Cash provided by operating activities for the year ended December 31, 2014 was $26.6 million, compared to $23.6 million for the year ended December 31, 2013. Cash provided by operating activities increased during the years ended December 31, 2014 primarily due to a $4.7 million increase in net income,  partially offset by increased working capital investments.   Included in net income were non-cash charges of $19.8 million and $14.9 million, during the years ended December 31, 2014 and 2013, respectively, which decreased net income with no corresponding decrease to cash provided by operating activities but did not decrease cash provided by operating activities.

Investing Activities

Cash used in investing activities for the year ended December 31, 2015 was $13.7 million, which included capital expenditures of $18.7 million, partially offset by $5.0 million of cash provided from the sale of our Nevada operation during the year ended December 31, 2015.  In 2014, net cash used in investing activities was $71.8 million, driven primarily by the cash used to purchase EFT Source of $54.9 million.  Capital expenditures were $1.7 million higher in the year ended December 31, 2015 compared to 2014 because of elevated capital spending in conjunction with the U.S. EMV conversion and increased investment in our services business.

Cash used in investing activities for the year ended December 31, 2014 was $71.8 million, compared to $9.2 million for the year ended December 31, 2013. Cash used in investing activities increased by $54.9 million primarily due to the EFT Source acquisition, and $7.7 million due to increased acquisition of plant, equipment and leasehold improvements primarily related to elevated capital spending to prepare for the U.S. EMV conversion. Cash used by investing activities for the year ended December 31, 2013 was $9.2 million which related entirely to capital expenditures.

Financing Activities

Cash used in financing activities for the year ended December 31, 2015 was $29.4 million, driven by our redemption of preferred stock of $58.3 million, a dividend distribution on Series A Preferred Stock, of $230.3 million, the repayment of outstanding borrowings under our Senior Term Loan dated September 2, 2014 of $170.9 million, and the repayment of First Lien Term Loan borrowings of $122.5 million.  The payments on the First Lien Term Loans were made with $112.5 million of cash proceeds from our IPO and an additional $10.0 million in the fourth quarter with available cash on hand.  Partially offsetting the above disbursements were proceeds from our IPO totaling $135.3 million, net of $7.2 million of offering costs, and $417.2 million generated in connection with borrowings under our $435.0 million First Lien Credit Facility, net of $17.8 million of loan issuance costs.

Cash provided from financing activities for the year ended December 31, 2014 was $48.5 million, compared to $12.1 million of cash used by financing activities for the year ended December 31, 2013. Cash provided from financing activities was driven by proceeds of $60.0 million under our Senior Term Loan dated September 2, 2014, offset by repayments of $11.0 million and loan issuance costs of $0.4 million on the same Senior Term Loans.  The net cash used in 2013 was driven by payments on long–term debt of $7.1 million and our line of credit of $14.8 million, offset by proceeds from our line of credit of $9.8 million.

Working Capital

Our working capital as of December 31, 2015 was $59.0 million compared to $52.1 million as of December 31, 2014. The $6.9 million increase in working capital during the year ended December 31, 2015 was the result of recognizing a $5.0 million income tax receivable related to the write-off of tax deductible goodwill and intangible assets associated with our Nevada operation. Additionally, the net balance of accounts receivable, inventories, accounts payable and accrued expenses increased $10.8 million during the year, reflecting an increase in the growth in the net sales of the Company. Primarily offsetting these increases were a $5.9 million decrease in the current assets of discontinued operation, resulting from the sale of our Nevada operation during the period, and a $2.7 million increase in current maturities on our long–term debt driven by our Sellers’ Note of $9.0 million which matures in September 2016.  Current maturities of long-term debt as of December 31, 2014 were $6.3 million, related to current maturities of our Senior Term Loans dated September 2, 2014.

Our working capital as of December 31, 2014 was $52.1 million compared to $28.1 million as of December 31, 2013. The $24.0 million increase in working capital was primarily driven by a $7.2 million increase in investments in working capital from operating activities, $7.6 million of working capital acquired in the EFT Source acquisition and a $2.9 million increase from the reclassification of fixed assets to current assets of a discontinued operation.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2015:

	Payments due by period—December 31, 2015
	(in thousands)
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debts (1)	$309,000	$9,000	$—	$—	$300,000
Operating leases	13,776	4,309	6,171	2,275	1,021
Interest payments (2)	114,209	17,488	34,375	34,375	27,971
Non-cancellable purchase obligations	3,047	3,047	—	—	—
Total contractual obligations	$440,032	$33,844	$40,546	$36,650	$328,992
(1) Principal payments only.
(2) Amounts are based on currently applicable interest rates in the case of variable interest rate debt.

Cyclical and Seasonal Nature of Business

Financial Payment Cards and Private Label Credit Cards are generally influenced by broader cyclical changes in the economy, with economic downturns resulting in decreases in the demand for our products and services. In particular, prolonged economic downturns typically have resulted in significant reductions in the demand for general purpose credit cards due to tightening credit conditions. Additionally, we generate higher net sales in the third and fourth quarters of the year, as our sales of Prepaid Debit Card solutions and retail gift cards are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and services in anticipation of the holiday season.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2015 and 2014.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, results of operations and net income, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

Generally, we recognize revenue related to sales of our products upon shipment, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable, and collectability is reasonably assured. A provision for payment discounts, product return allowances and uncollectable accounts, which is estimated based upon our historical performance, management’s experience and current economic trends, is recorded as a reduction of sales in the same period that the revenue is recognized.

In certain cases, at the customer’s request, we enter into bill-and-hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. We recognize revenue associated with bill-and-hold arrangements when the product is complete and ready to ship, hold criteria have been met, the amount due from the customer is fixed, and collectability of the related receivable is reasonably assured. All of the foregoing requires us to apply our judgment. Bill-and-hold arrangements most often occur when customers request that we ship complete tamper-evident security packages containing a Prepaid Debit Card to our secure fulfillment center until they provide us further instructions at a later date to ship those packages to numerous individual retail locations or distribution centers.

Multiple-Element Arrangements

We enter into warehouse, fulfillment and distribution service agreements with several customers, where we are engaged to store and handle completed cards and tamper-evident security packages on their behalf. For the sales arrangements that contain multiple deliverables, the arrangement is split into separate units of accounting and individually delivered elements have value to the customer on a standalone basis. When separate units of accounting exist, revenue is allocated to each element based on our best estimate of competitive market prices. At the point in which completed cards and packages are shipped to our warehouse, the product is billed and the revenue is recognized in accordance with our revenue recognition policy. Warehousing services are recognized monthly based on volume and handling requirements; fulfillment services are recognized when the product is handled in the manner specified by the customer for a unit or handling fee. All of the foregoing requires us to apply our judgment. Multiple-element arrangements most often occur when customers request that we ship complete tamper-evident security packages containing a Prepaid Debit Card to our secure fulfillment center until they provide us further instructions at a later date to ship those packages to numerous individual retail locations or distribution centers.

Impairment Assessments of Goodwill and Long-Lived Assets

A component of our growth strategy has been to acquire and integrate businesses that complement our existing operations. We account for business combinations using the acquisition method and allocate the acquisition price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The difference between the acquisition price and the fair value of the net assets acquired is recorded as goodwill.

In determining the fair value of assets acquired and liabilities assumed in business combinations and for determining fair values in impairment tests, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach or the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about risk adjusted discount rates, future price levels, rates of increase in revenue, cost of revenue and operating expenses, weighted average cost of capital, rates of long term growth and income tax rates. Valuations are performed by management or third party valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed and for determining fair value in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.

We evaluate goodwill for impairment annually on October 1st or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test. As of December 31, 2015, the goodwill on our balance sheet was $73.1 million.

Long-lived assets, such as property, equipment and software, and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Plant, equipment, and leasehold improvements are recorded at cost. Accumulated depreciation is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally 3 to 10 years for equipment, furniture, and leasehold improvements) or, when applicable, the lease term. Maintenance and repairs that do not extend the useful life of the respective assets are charged to expense as incurred. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value.

Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in assumptions could result in an impairment of goodwill or long-lived assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our financial condition and operating results.

Inventory Valuation

Raw materials, work-in-process and finished goods inventories are valued at the lower of cost or market, with cost determined using a weighted-average method. Cost is calculated based upon the price paid for an item at the time it is received by us, and also includes the capitalization of labor, overhead and other expenses in the case of work-in-process and finished goods inventory. This net inventory cost is recognized through cost of sales when the inventory is sold. It is impractical for us to assign specific allocated overhead costs to individual units of inventory. As such, to match net inventory costs against the related revenues, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold. Also, we must exercise significant judgment in the case of work-in-process inventory to allocate the appropriate costs to this unfinished product.

Stock-Based Compensation

 In connection with the IPO, we adopted the CPI Card Group Inc. Omnibus Incentive Plan (“Omnibus Plan”) and granted stock options to certain employees during the year ended December 31, 2015. We estimate the fair value of option awards using a Black-Scholes option pricing model.  Option-pricing models require us to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. The most subjective estimate is the expected volatility of the underlying stock when determining the fair market value of an option granted.  Based on the limited amount of trading history of our common stock, we utilized a peer group to estimate the volatility assumption when calculating the fair value of stock options granted during 2015.  Our volatility assumption could be significantly different going forward than what we have estimated for our 2015 grants, which could impact our stock-based compensation expense in future periods.

Prior to the adoption of the Omnibus Plan, we maintained the 2007 Stock Option Plan under which stock options and restricted stock awards were granted to employees. We recognize compensation expense for option and restricted stock awards based on the fair value of the award on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest. The fair value of the award is based on the valuation of our common stock on the date of grant. Because there was no public market for our common stock prior to our IPO, we were required to exercise significant judgment in valuing the fair value of the awards under this plan. The fair value of our equity was historically estimated by our management and approved by our board. In estimating the fair value of our common stock, management and the board considered factors it believed were material to the valuation process including the process, rights, preferences and privileges of our preferred stock relative to the common stock, our actual and projected financial results, current business conditions and projections, the principal amount of our indebtedness, net of cash and the trading multiples of comparable companies.

A 10% change in our stock-based compensation expense for the year ended December 31, 2015, would have affected pre-tax income by approximately $0.1 million.    We include stock-based compensation expense in selling, general and administrative expenses in our consolidated statement of operations and comprehensive income.

Income Taxes

We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the United States, various states and localities, the United Kingdom, and Canada. A current tax asset or liability is recognized for the estimated taxes refundable or payable on the tax returns for the current year and a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax asset, we considered the following sources of future taxable income:

•	future reversals of existing taxable temporary differences;

•	future taxable income, exclusive of reversing temporary differences and carryforwards;

•	taxable income in prior carryback years; and

•	tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecast of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded, net of federal benefit, against our deferred tax assets was $3.7 and $4.1 million as of December 31, 2015 and December 31, 2014, respectively. If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

The amount of income taxes we pay could be subject to possible audits in the taxing jurisdictions in which we operate. In the event of these possible audits, the taxing authorities might challenge items on our tax returns. Because the tax matters challenged by tax authorities are typically complex, the ultimate outcome of these challenges is uncertain. We recognize tax benefits for uncertain positions only to the extent that we believe it is more likely than not that the tax position will be sustained. Our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits due to closure of income tax audits, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

Internal Control Over Financial Reporting

Assessing our staffing and training procedures to improve our internal control over financial reporting is an ongoing process. As a newly public company, we were not required to make a formal assessment of the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act for the year ended December 31, 2015. Further, our independent registered public accounting firm has not been engaged to express, nor have they expressed, an opinion on the effectiveness of our internal control over financial reporting. However, we have identified a material weakness related to a lack of finance expertise that could result in a failure to properly account for non-routine and complex transactions. With the oversight of senior management, we are taking steps to remediate the underlying causes of this material weakness, primarily through the development and implementation of formal policies and improved processes, and the hiring of additional finance personnel, including the appointment of our current Chief Financial Officer in June 2015 and Chief Accounting Officer in March 2016, both of whom are certified public accountants, and are familiar with the rules and regulations applicable to public companies, including the requirements of the Sarbanes-Oxley Act, from their previous experience in substantive financial roles with other public companies.. Although we are in the process of addressing this material weakness, we cannot estimate when the remediation process will be completed. See Part 1, Item 1A  “Risk Factors—Risks Related to Our Business—We have identified a material weakness in our internal controls over financial reporting. If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.”

For the year ending December 31, 2016, pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting. Although as an “emerging growth company” (as defined by the JOBS Act), we are not currently required to obtain an attestation from our independent public accounting firm on our management report on internal controls over financial reporting, we will be required to obtain such an attestation when we are no longer an emerging growth company.  We will continue to be an emerging growth company at least for the year ended December 31, 2016, and potentially for as long as five years from the date of our IPO, although we may lose that status under certain circumstances. See Part 1, Item 1A  “Risk Factors—Risks Related to Our Business—We are an “emerging growth company” and we cannot be certain if the reduced disclosure and other requirements applicable to emerging growth companies will make our common stock less attractive to investors.”

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, in May 2014. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods.  We plan to implement the provisions of ASU 2014-09 as of January 1, 2018. We are in the process of determining the method of adoption and assessing the impact of ASU 2014-09 on our results of operations, financial position and consolidated financial statements.

The FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in April 2015. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The new standard is effective for public entities annual reporting periods beginning after December 15, 2015.  Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued.  We have elected to early adopt this standard in 2015.  Accordingly, we recorded a reduction of $8.0 million to Long Term Debt in our Consolidated Balance Sheet as of December 31, 2015, and reclassified  $0.6 million from “Capitalized Loan Fees” to “Long-Term Debt” in the Company’s Consolidated Balance Sheet as of December 31, 2014.

The FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory, in July 2015.  ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard is effective for public entities’ annual reporting periods beginning after December 15, 2016.  We plan to implement the provisions of ASU 2015-11 as of January 1, 2017. We are in the process of assessing the impact of ASU 2015-11 on our results of operations, financial position and consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new standard is effective for public entities’ annual reporting periods beginning after December 15, 2016, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. We elected to early adopt this standard in 2015 prospectively.  The impact to our financial position was immaterial.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (our fiscal year 2019) with early adoption permitted. The new standard is required to be adopted using a modified retrospective approach. We are in the process of assessing the impact of ASU 2016-02 on our results of operations, financial position and consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Key Input Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including EMV microchips, polyvinyl chloride (“PVC”), energy and other commodities. We have been able to offset cost increases, which have historically not been significant, by making operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by selling price increases.

Labor and Benefits Costs

We are exposed to inflation in wage and benefits costs which represented 27.2% of net sales for the year ended December 31, 2015. Due to the high-security nature of our business, the availability of potential applicants is limited by the security and other requirements of the Payment Card Brands, and applicants are required to undergo a rigorous background screening process. Due to these factors, we have historically provided a starting wage that is above the minimum wage in place for the particular states or provinces in which we do business to attract qualified applicants. We further believe that this enables us to attract a higher caliber employee, which translates directly to higher quality and productivity. There can be no assurance that we will generate sales growth in an amount sufficient to offset increases in minimum wage or other inflationary pressures.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our term loan obligations. Our New Revolving Credit Facility and New Term Loan Facility carry interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2015, we had $300.0 million in outstanding floating rate debt obligations under our First Lien Term Loan, net of unamortized debt and unamortized deferred financing costs of $12.5 million. Each quarter point increase or decrease in the interest rate on our First Lien Term Loan would change our annual interest expense by approximately $0.8 million. If our Revolving Credit Facility was fully-drawn, each quarter point increase or decrease in the interest rate on our New Revolving Credit Facility would change our annual interest expense by approximately $0.1 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound Sterling and the Canadian Dollar. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. Dollar. A hypothetical ten percent change in the British Pound Sterling and Canadian Dollar would have impacted our 2015 net sales by approximately $5.2 million, with the impact to income from operations being immaterial. Approximately 84.5% of net sales for the year ended December 31, 2015 were in U.S. dollar functional currency subsidiaries, not subject to such foreign currency risk.

Pricing Risk

While we have been able to partially offset historical pricing pressure and other changes in the price of our products and services by offering higher-value added products and services, cross-selling additional products and services, selectively implementing pricing increases, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our pricing flexibility and macroeconomic conditions could increase pricing pressure. There can be no assurance that future pricing pressure can be offset by our ability to reduce our costs. In addition, there can be no assurance that we will generate sales growth in an amount sufficient to offset pricing pressures.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CPI Card Group Inc.:

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Card Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
March 24, 2016 Denver, Colorado

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Shares and Per Share Amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$13,606	$12,941
Accounts receivable, net of allowances of $212 and $272, respectively	52,538	43,548
Inventories	25,640	21,605
Prepaid expenses and other current assets	4,260	4,129
Income taxes receivable	4,975	—
Deferred income taxes	—	634
Current assets of a discontinued operation	—	5,862
Total current assets	101,019	88,719
Plant, equipment and leasehold improvements, net	52,113	44,772
Intangible assets, net	53,988	58,703
Goodwill	73,123	73,801
Other assets	110	15
Total assets	$280,353	$266,010
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$17,832	$16,289
Accrued expenses	11,315	10,591
Deferred revenue and customer deposits	3,874	3,382
Current maturities of long-term debt	9,000	6,326
Total current liabilities	42,021	36,588
Long-term debt, net of current maturities	300,000	163,484
Sellers' Note	—	9,000
Deferred income taxes	24,073	13,810
Other long-term liabilities	869	6,572
Total liabilities	366,963	229,454
Commitments and contingencies
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 86,407 shares issued and no shares outstanding and 86,407 shares issued and 64,809 shares outstanding; liquidation preference of $0 and $256,017 at December 31, 2015 and 2014, respectively	—	58,250
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 56,542,116 shares issued and outstanding and 44,840,576 shares issued and 41,371,220 shares outstanding at December 31, 2015 and 2014, respectively	56	41
Capital deficiency	(119,028)	(24,841)
Accumulated earnings	36,661	5,798
Accumulated other comprehensive loss	(4,299)	(2,584)
Employee notes receivable	—	(108)
Total stockholders’ deficit	(86,610)	(21,694)
Total liabilities and stockholders’ deficit	$280,353	$266,010

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Net sales:
Products	$241,609	$159,220	$101,360
Services	132,501	101,786	95,010
Total net sales	374,110	261,006	196,370
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	155,516	113,399	66,154
Services (exclusive of depreciation and amortization shown below)	73,111	57,233	63,054
Depreciation and amortization	9,662	8,647	7,666
Total cost of sales	238,289	179,279	136,874
Gross profit	135,821	81,727	59,496
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	61,116	42,650	29,418
Depreciation and amortization	6,304	4,605	3,929
Restructuring charges	681	—	—
Total operating expenses	68,101	47,255	33,347
Income from operations	67,720	34,472	26,149
Other income (expense):
Interest, net	(18,328)	(7,508)	(7,838)
Foreign currency gain (loss)	59	(124)	(142)
Loss on debt modification and early extinguishment	(703)	(476)	—
Other income (expense), net	359	(101)	18
Total other expense	(18,613)	(8,209)	(7,962)
Income before income taxes	49,107	26,263	18,187
Provision for income taxes	(17,846)	(10,291)	(6,988)
Net income from continuing operations	31,261	15,972	11,199
Discontinued operations:
Loss from a discontinued operation, net of taxes (Note 4)	(606)	(2,670)	(2,612)
Gain on sale of a discontinued operation, net of taxes	208	—	—
Net income	$30,863	$13,302	$8,587
Preferred stock dividends	(32,548)	(44,477)	(35,268)
Loss from continuing operations attributable to common stockholders	$(1,685)	$(31,175)	$(26,681)

Basic and diluted loss per share:
Continued operations	$(0.03)	$(0.69)	$(0.59)
Discontinued operation	(0.01)	(0.07)	(0.06)
	$(0.04)	$(0.76)	$(0.65)
Comprehensive Income
Net Income	30,863	13,302	8,587
Currency translation adjustment	(1,715)	(1,064)	(261)
Total comprehensive income	$29,148	$12,238	$8,326

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Except Share Amounts)

					Accumulated
				Accumulated	other	Employee
	Common Shares		Capital	earnings	comprehensive	notes
	Shares	Amount	deficiency	(deficit)	loss	receivable	Total
January 1, 2013	41,268,898	$41	$(27,786)	$(16,091)	$(1,259)	$(137)	$(45,232)
Issuance of common stock, net of issuance costs	123,112	—	—	—	—	—	—
Redemption of common stock	(278,058)	—	—	—	—	—	—
Repayment of employee note	—	—	—	—	—	10	10
Components of comprehensive income:
Net income	—	—	—	8,587	—	—	8,587
Currency translation adjustment	—	—	—	—	(261)	—	(261)
December 31, 2013	41,113,952	$41	$(27,786)	$(7,504)	$(1,520)	$(127)	$(36,896)
Issuance of common stock, net of issuance costs	257,268	—	2,945	—	—	—	2,945
Repayment of employee note	—	—	—	—	—	19	19
Components of comprehensive income:
Net income	—	—	—	13,302	—	—	13,302
Currency translation adjustment	—	—	—	—	(1,064)	—	(1,064)
December 31, 2014	41,371,220	$41	$(24,841)	$5,798	$(2,584)	$(108)	$(21,694)
Issuance of common stock upon public offering, net of offering costs	15,000,000	15	135,289	—	—	—	135,304
Shares issued under stock-based compensation plans	257,664	—	—	—	—	—	—
Stock-based compensation	—	—	885	—	—	—	885
Redemption of common stock	(86,768)	—	(46)	—	—	—	(46)
Dividend distribution on Series A Preferred Stock	—	—	(230,315)	—	—	—	(230,315)
Repayment of employee note	—	—	—	—	—	108	108
Components of comprehensive income:
Net income	—	—	—	30,863	—	—	30,863
Currency translation adjustment	—	—	—	—	(1,715)	—	(1,715)
December 31, 2015	56,542,116	$56	$(119,028)	$36,661	$(4,299)	$—	$(86,610)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$30,863	$13,302	$8,587
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization expense	15,995	14,198	14,295
Stock-based compensation expense	9,633	4,534	610
Amortization of debt issuance costs and debt discount	5,648	591	—
Loss on debt modification and extinguishment	703	476	—
Loss on sale of a discontinued operation	1,039	—	—
Deferred income tax	10,914	(1,433)	1,960
Other, net	(45)	(124)	(67)
Changes in operating assets and liabilities:
Accounts receivable	(9,556)	(7,003)	4,368
Inventories	(4,416)	(5,763)	5,705
Prepaid expenses and other current assets	(714)	(8,473)	572
Income taxes	(4,975)	3,061	(1,013)
Accounts payable	1,663	1,466	(9,006)
Accrued expenses	915	12,665	(2,192)
Deferred revenue and customer deposits	699	(772)	(197)
Other liabilities	(14,444)	(98)	—
Cash provided by operating activities	43,922	26,627	23,622
Investing activities
Proceeds from sale of a discontinued operation	5,000	—	—
Acquisition of EFT Source, Inc	—	(54,859)	—
Acquisitions of plant, equipment and leasehold improvements	(18,670)	(16,956)	(9,240)
Cash used in investing activities	(13,670)	(71,815)	(9,240)
Financing activities
Proceeds from sale of Company stock, net of issuance costs	135,304	—	50
Proceeds from Senior Term Loan	—	60,000	—
Payment on Senior Term Loan	(170,929)	(11,045)	(7,122)
Proceeds from First Lien Term Loan	435,000	—	—
Payment on First Lien Term Loan	(122,500)	—	—
Proceeds from line of credit	—	19,300	9,750
Payment on line of credit	—	(19,300)	(14,750)
Loan issuance costs	(17,773)	(440)	—
Proceeds from employee note receivable	108	19	10
Dividend distribution on Series A Preferred Stock	(230,315)	—	—
Redemption of preferred and common stock	(58,296)	—	(48)
Cash (used in) provided by financing activities	(29,401)	48,534	(12,110)
Effect of exchange rates on cash	(186)	(107)	37
Net increase in cash and cash equivalents:	665	3,239	2,309
Cash and cash equivalents, beginning of period	12,941	9,702	7,393
Cash and cash equivalents, end of period	$13,606	$12,941	$9,702
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,986	$6,793	$7,248
Income taxes	$10,136	$3,219	$4,680

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

1. Business

CPI Card Group Inc., formerly known as CPI Holdings I, Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards which the Company defines as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express, Discover and Interac (in Canada)) in the United States, Europe and Canada. The Company also is engaged in the design, production, data personalization, packaging and fulfillment of retail gift and loyalty cards (primarily in Europe and Canada).

As a producer and provider of services for Financial Payment Cards, each of the Company’s secure facilities must be certified by one or more of the Payment Card Brands and is therefore subject to specific requirements and conditions. Noncompliance with these requirements would prohibit the individual facilities of the Company from producing Financial Payment Cards for these entities’ payment card issuers.

The Company’s business consists of the following reportable segments: U.S. Debit and Credit, U.S. Prepaid Debit and U.K. Limited.

•

U.S. Debit and Credit Segment.  The U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands, Private Label Credit Cards, defined as credit cards that an individual merchant issues for exclusive use in its own stores, and that are not issued on the networks of the Payment Cards Brands, and instant issuance systems. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment includes the Company’s operations in Colorado, Indiana and Tennessee, which are each certified by multiple global Payment Card Brands, and where required by the Company’s customers, certified to be in compliance with the standards of the PCI Security Standards Council.

•

U.S. Prepaid Debit Segment.  The U.S. Prepaid Debit segment primarily provides integrated card services to prepaid debit card issuers in the United States. Services provided include tamper-evident security packaging services and card personalization and fulfillment services. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages mentioned above. The U.S. Prepaid Debit segment includes the Company’s operation in Minnesota which is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

•

U.K. Limited Segment.  The U.K. Limited segment primarily produces retail cards, such as gift and loyalty cards for customers in the United Kingdom and continental Europe. This segment also provides card personalization, packaging and fulfillment services. The U.K. Limited segment includes the Company’s operations in Colchester, United Kingdom and Liverpool, United Kingdom. Neither of the Company’s operations in this segment is certified by any of the Payment Card Brands or to be in compliance with the standards of the PCI Security Standards Council.

The Company also has an operation in Ontario, Canada that provides EMV and Prepaid Debit Cards and card services in Canada, which is reflected in “Other”.  See Note 19 “Segment Reporting”.

The Company applied acquisition accounting for the acquisition of EFT Source, Inc. (the “EFT Acquisition”) in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. As such, the acquired assets and assumed liabilities were recorded at fair value as of the acquisition date. See Note 3 “EFT Source Acquisition”.

The Company sold its non-secure operation located in Nevada on January 12, 2015 (the “Nevada Sale”) under an asset purchase agreement for $5,000 in cash.  The Nevada operation primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands. Accordingly, the Company’s Consolidated Balance Sheets and Statements of Operations and Comprehensive Income have been reclassified to present the Nevada operation as a discontinued operation for the years ended December 31, 2015, 2014 and 2013. See Note 4 “Discontinued Operation and Disposition”.

In August 2015, the Company completed the shut down and closure of its operation in Petersfield, United Kingdom.  Petersfield primarily produced retail gift cards that are not issued on networks of the Payment Card Brands.  In connection with the shut down and closure of the Petersfield, United Kingdom operation, the Company accrued facility contract termination costs of $681 during the year ended December 31, 2015.

On August 17, 2015, the Company entered into a first lien credit agreement ("First Lien Credit Facility") with a syndicate of lenders providing for a $435,000 first lien term loan facility ("First Lien Term Loan") and a $40,000 revolving credit facility ("Revolving Credit Facility"). The Company used proceeds from the First Lien Credit Facility to pay off the outstanding balance on our previous credit facility of $158,420, and to redeem 62,140 shares of Series A Preferred Stock for an aggregate price of $276,688.  See Note 10 “Long-Term Debt and Credit Facility” and Note 12 “Series A Preferred Stock”.

On October 15, 2015, the Company completed its initial public offering (“IPO”) issuing 15,000,000 shares of common stock at a price of $10.00 per share. The net proceeds from the IPO, after issuance costs, were utilized to (i) redeem all of our remaining Series A Preferred Stock for a total redemption price of $11,877, (ii) repay $112,500 of the amount outstanding under the First Lien Term Loan (as defined herein), and (iii) terminate and settle all outstanding obligations due under the Phantom Stock Plan (as defined herein) of $13,268. The proceeds of the IPO were net of deferred offering expenses of $7,196 and are reflected in “Capital deficiency” in the Company’s Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Deficit.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Subsequent to the issuance of the Company’s Consolidated Financial Statements as of and for the year ended December 31, 2014, the Company identified an immaterial error in the classification of Cost of Sales between services and products. To align the Company’s presentation of Cost of Sales from services and products with the associated Net Sales from services and products, the classification has been corrected in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2014 to decrease Cost of Sales for services by $7,819 and increase Cost of Sales for products by $7,819.

Certain other prior year amounts were reclassified to conform to the current year presentation.

Revenue Recognition

Generally, the Company recognizes revenue related to sales of its products upon shipment, when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectability is reasonably assured.

In certain cases, at the customer’s request, the Company enters into bill-and-hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. The Company recognizes revenue associated with bill-and-hold arrangements when the product is complete and ready to ship, hold criteria have been met, the amount due from the customer is fixed and collectability of the related receivable is reasonably assured.

Freight revenue totaling $3,882,  $4,249,  $4,278 is included in net sales during the years ended December 31, 2015, 2014, and 2013, respectively. The related freight costs are included in cost of sales.

Multiple-Element Arrangements

The Company enters into warehouse, fulfillment and distribution service agreements where customers engage the Company to store and handle completed cards and packages on their behalf. For the sales arrangements that contain multiple deliverables, the arrangement is split into separate units of accounting, and individually delivered elements have value to the customer on a standalone basis. When separate units of accounting exist, revenue is allocated to each element based on the Company’s best estimate of competitive market prices. At the point in which completed cards and packages are shipped to the Company’s warehouse, the product is billed and the revenue is recognized in accordance with the Company’s revenue recognition policy. Warehousing services revenue is recognized monthly based on volume and handling requirements; fulfillment services revenue is recognized when the product is handled in the manner specified by the customer for a unit or handling fee.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents and they are stated at cost, which approximates fair value.

Trade Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it becomes probable collection will not occur. The allowance for bad debt and credit activity for the years ended December 31, 2015 and 2014 is summarized as follows:

Balance as of December 31, 2013	$1,365
Bad debt expense	(100)
Write-off of uncollectible accounts	(986)
Currency translation adjustments	(7)
Balance as of December 31, 2014	$272
Bad debt expense	28
Write-off of uncollectible accounts	(81)
Currency translation adjustments	(7)
Balance as of December 31, 2015	$212

For the year ended December 31, 2015, the Company did not have sales to a single customer that exceeded 10% of consolidated net sales. For the year ended December 31, 2014, the Company had sales to a single customer of $29,523 (11.3% of consolidated net sales), and the Company had sales to a different customer for the year ended December 31, 2013 of $31,924 (16.3% of consolidated net sales).

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are valued at the lower-of-cost (determined on the first-in, first-out or specific identification basis) or market.

Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements are recorded at cost. Accumulated depreciation is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally 3 to 10 years for equipment, furniture and leasehold improvements) or, when applicable, the lease term. Maintenance and repairs that do not extend the useful life of the respective assets are charged to expense as incurred. For the Company’s continuing operations, amounts charged to expense for the depreciation of plant, equipment and leasehold improvements were $11,389,  $10,359, and $9,560 for the years ended December 31, 2015, 2014 and 2013, respectively.

Long-lived assets with finite lives are reviewed for impairment whenever events indicate that the carrying amount of the asset or the carrying amounts of the asset group containing the asset may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or asset groups are compared with their carrying value to determine if a write-down to fair value is required. Based upon the Company’s analysis, it concluded that there was no impairment of its long-lived assets for the years ended December 31, 2015, 2014, and 2013.

Goodwill and Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually on October 1. Testing is done in accordance with ASC 350, Intangibles—Goodwill and Other and ASC 820, Fair Value Measurements and Disclosures. For impairment evaluations, the Company or a third-party firm first makes a qualitative assessment with respect to both goodwill and other indefinite-lived intangibles. In the case of goodwill, if it is more likely than not that a reporting unit’s fair value is less than its carrying value, the fair value of the reporting unit is compared to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. With respect to indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, any excess of the carrying value over the fair value of the indefinite-lived intangible asset is also charged to operations as an impairment loss.

For the years ended December 31, 2015, 2014 and 2013 the Company determined goodwill and other indefinite-lived intangibles were not impaired. As of December 31, 2015 and 2014, $6,352 and $24,377 of goodwill was tax-deductible, respectively.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets.  Acquired indefinite-lived intangible assets related to trademarks are capitalized and subject to impairment.

Income Taxes

The Company accounts for income taxes using an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s provision for income taxes in the period in which this determination is made.

The Company recognizes the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of provision for income taxes.

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to ASC 718, Share-Based Payments. All stock-based compensation to employees is required to be measured at fair value and expensed, net of forfeitures, over the requisite service period. The Company recognizes compensation expense on awards on a straight-line basis over the vesting period for each tranche of an award. Refer to Note 17 “Stock Option Plans” for additional discussion regarding details of the Company's stock-based compensation plans.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs during the years ended December 31, 2015, 2014 and 2013 were $764,  $392, and $144, respectively.

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities in its preparation of the Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, inventories, deferred taxes, and valuation of stock-based awards. Actual results could differ from those estimates.

Foreign Currency Translation

Financial statements of foreign subsidiaries that use local currencies as their functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each reporting period for revenues, expenses, gains and losses. Translation adjustments are recorded as a component of Other Comprehensive Income in the accompanying financial statements.

Foreign currency transaction gains and losses resulting from the process of re-measurement are recorded in “Foreign currency gain (loss)” in the accompanying Consolidated Statements of Operations and Comprehensive Income. For the years ended December 31, 2015, 2014 and 2013 there were $59,  $(124), and $(142) of such foreign currency gains (losses), respectively.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, in May 2014. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods.  The Company plans to implement the provisions of ASU 2014-09 as of January 1, 2018. The Company is in the process of determining the method of adoption and assessing the impact of ASU 2014-09 on its results of operations, financial position and consolidated financial statements.

The FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, in April 2015. ASU 2015-03 requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The new standard is effective for public entities annual reporting periods beginning after December 15, 2015.  Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued.  The Company adopted this standard in 2015.  Accordingly, the Company recorded a reduction of $8,041 to “Long-term debt” in the Company’s Consolidated Balance Sheet as of December 31, 2015, and reclassified $614 from “Capitalized loan fees” to “Long-term debt” in the Company’s Consolidated Balance Sheet as of December 31, 2014.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The new standard is effective for public entities’ annual reporting periods beginning after December 15, 2016, with early adoption permitted, and the guidance may be applied either prospectively or retrospectively. The Company has elected to early adopt this standard in 2015 prospectively.  The impact to the Company’s Consolidated Balance Sheet was immaterial.

The FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory, in July 2015.  ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard is effective for public entities’ annual reporting periods beginning after December 15, 2016.  The Company plans to implement the provisions of ASU 2015-11 as of January 1, 2017. The Company is in the process of assessing the impact of ASU 2015-11 on its results of operations, financial position and consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (the Company’s fiscal year 2019) with early adoption permitted. The new standard is required to be adopted using a modified retrospective approach. The Company is in the process of assessing the impact of ASU 2016-02 on its results of operations, financial position and consolidated financial statements.

3. EFT Source Acquisition

On September 2, 2014, CPI Card Group Inc., through its wholly-owned subsidiary, CPI Acquisition, Inc., purchased EFT Source, Inc. (“EFT Source”) headquartered in Nashville, Tennessee. EFT Source is a provider of Financial Payment Card services such as data personalization and fulfillment in the U.S. market. The primary reasons for the acquisition were to extend the Company’s existing product lines, expand its markets and increase revenue.

Purchase Price

Total consideration for the EFT Acquisition of $68,859 was paid in cash of $54,859, a note payable to the previous owners of EFT Source, payable on September 2, 2016 (“Sellers Note”) of $9,000 and the issuance of $5,000 of CPI Card Group Inc. preferred and common stock.

Allocation of Purchase Price

The EFT Acquisition was accounted for in accordance with ASC 805, Business Combinations. As such, the acquired assets and assumed liabilities have been recorded at their estimated acquisition date fair values.

The allocation of purchase price to the assets acquired and liabilities assumed at the EFT Acquisition date is presented below:

Cash and cash equivalents	$381
Accounts receivable	5,837
Inventory	1,724
Prepaid expenses	1,426
Other current assets	645
Property, equipment and leasehold improvements	6,460
Goodwill	33,619
Intangible assets subject to amortization(a)	31,100
Trademarks (indefinite-lived)	4,400
Other assets	13
Deferred tax liability	(14,751)
Other current liabilities	(1,995)
Total purchase price	$68,859

(a)	Amounts primarily include intangible assets related to customer relationships. At September 2, 2014, the weighted average useful life of EFT Source customer relationships was 15 years.

The fair value of the intangible assets acquired was primarily determined based upon the present value of expected future cash flows, utilizing a risk-adjusted discount rate. The customer relationships were valued based on a “multi-period excess earnings approach.” The “multi-period excess earnings approach” measures an asset’s value as the present value of cash flows generated by the asset adjusted for contributory charges for other assets which contribute to the cash flows. The non-compete agreements were valued based on a “with and without” approach. The “with and without” method measures an asset value by estimating the difference in cash flows generated by the business with the asset in-use versus without the asset. The difference in cash flows is attributable to incremental earnings or cost savings associated with the asset. The trademark and trade names were valued based on a “relief from royalty” approach. The “relief from royalty” method is based on the premise that a third party would be willing to pay a royalty to use the trade name or trademark asset owned by the subject company. The projected royalties are converted into their present value equivalents through the application of a risk adjusted discount rate.

The Company recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is not deductible for tax purposes. The goodwill of $33,619 related to the EFT Acquisition, is attributable to current and future market share and assembled workforce,

The assets and liabilities assumed in the acquisition and the results of EFT Source operations were included in the Company’s Consolidated Financial Statements as of September 2, 2014.

Pro Forma Information

The following unaudited pro forma consolidated operating results give effect to the EFT Acquisition as if it had been completed on January 1, 2013. These pro forma amounts are not necessarily indicative of the operating results that would have occurred if these transactions had occurred on such date. The pro forma adjustments are based on certain assumptions that the Company considers to be reasonable.

	December 31,
	2014	2013
Revenue—Continuing Operations	$291,302	$233,360
Net Income—Continuing Operations	16,916	10,186
Basic and Diluted Loss Per Share from Continuing Operations	$(0.67)	$(0.60)

The Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2014 includes revenue and net income from operations of $21,999 and $4,446 respectively, attributable to EFT Source.

4. Discontinued Operation and Disposition

On January 12, 2015, the Company sold its Nevada non-secure operation under an asset purchase agreement for $5,000 in cash. The Nevada operation was primarily engaged in the design, production, data personalization, packaging and daily fulfillment of retail gift and loyalty cards for customers in the United States and was not certified by any of the Payment Card Brands.  The net carrying values of the assets classified as a discontinued operation include inventory and plant, equipment and leasehold improvements of $3,129 and $2,910 respectively.  The Company recognized a gain on the sale of discontinued operations of $208, which is included in “Gain on sale of a discontinued operation”, net of an income tax benefit of $1,247 in the Company’s Consolidated Statement of Operations and Comprehensive Income.

During the years ended December 31, 2015, 2014 and 2013, the Nevada operation recognized losses of $606,  $2,670 and $2,612, respectively, included in “Loss from a discontinued operation”, net of income tax benefits of $404,  $1,421 and $1,398 in the Company’s Consolidated Statements of Operations and Comprehensive Income.

After the Nevada Sale, CPI retained no continuing involvement in the Nevada operations other than a 180 day transition of services agreement, which expired on July 11, 2015.  As a result of the Nevada Sale, the Company expects to take a tax deduction of $32,128 related to the tax deductible goodwill and intangible assets of the Nevada operations, of which $4,190 of the tax deductible goodwill resulted in the recognition of an income tax benefit of $1,510 during the year ended December 31, 2015.

5. Inventories

Inventories are summarized below:

	December 31,
	2015	2014
Raw materials	$10,549	$10,217
Work-in-process	11,460	8,222
Finished goods	3,631	3,166
	$25,640	$21,605

6. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	December 31,
	2015	2014
Buildings	$2,565	$2,486
Machinery and equipment	57,482	47,792
Furniture and fixtures	4,440	4,203
Leasehold improvements	15,856	12,593
Construction in progress	2,373	3,448
	82,716	70,522
Less accumulated depreciation and amortization	(30,603)	(25,750)
	$52,113	$44,772

7. Goodwill and Other Intangible Assets

The Company’s goodwill at December 31, 2015 and 2014 relates to the U.S. Debit and Credit and U.K. Limited reporting segments.

Goodwill activity is summarized as follows:

Balance as of January 1, 2014	$40,818
EFT Acquisition	33,619
Currency translation	(636)
Balance as of December 31, 2014	$73,801
Currency translation	(678)
Balance as of December 31, 2015	$73,123

The Company completed its evaluation of the carrying value of goodwill as of October 1, 2015 and 2014 and determined there was no impairment to the recorded value of goodwill. In order to identify potential impairments, CPI compared the fair value of its reporting units with their carrying amounts, including goodwill. As the fair value of the reporting units exceeded their carrying amounts, the Company was not required to complete the second step of the process which would measure the amount of any impairment.

CPI’s intangible assets consist of customer relationships, technology and software, non-compete agreements, favorable leases and trademarks. Total intangible assets are being amortized over a weighted-average useful life of 16 years. Intangible amortization expense totaled $4,577,  $2,893 and $2,035, for the years ended December 31, 2015, 2014 and 2013, respectively.

Intangible assets consist of the following:

		December 31, 2015			December 31, 2014
	Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	12 to 20	$59,612	$(17,747)	$41,865	$59,871	$(14,304)	$45,567
Technology and software	7 to 10	7,101	(1,238)	5,863	7,101	(310)	6,791
Noncompete agreements	5 to 8	491	(270)	221	491	(198)	293
Favorable leases	9.5	111	(101)	10	111	(88)	23
Intangible assets subject to amortization		67,315	(19,356)	47,959	67,574	(14,900)	52,674
Trademarks (indefinite-lived)		6,029	—	6,029	6,029	—	6,029
		$73,344	$(19,356)	$53,988	$73,603	$(14,900)	$58,703

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2015 is as follows:

2016	$4,572
2017	4,561
2018	4,548
2019	4,548
2020	4,548
Thereafter	25,182
$47,959

8. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, the Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•

Level 2—Inputs, other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

		Fair Value Measurement at
	Fair Value as of	December 31, 2015
	December 31,	(Using Fair Value Hierarchy)
	2015	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$309,375	$—	$309,375	$—
Sellers Note	$9,000	$—	$—	$9,000

		Fair Value Measurement at
	Fair Value as of	December 31, 2014
	December 31,	(Using Fair Value Hierarchy)
	2014	Level 1	Level 2	Level 3
Liabilities:
Senior Term Loan dated September 2, 2014	$170,866	$—	$170,866	$—
Sellers Note	$9,000	$—	$—	$9,000

The fair value measurements associated with the EFT Acquisition are based on significant unobservable Level 3 inputs, which require significant management judgment and estimation (see Note 3 “EFT Source Acquisition” for additional information). A discount rate of 11.9% was utilized in determining the fair value of acquired customer relationship intangible assets related to the EFT Acquisition.

The carrying amounts for cash and cash equivalents approximate fair value due to their short maturities. The aggregate fair value of the Company's First Lien Term Loan was based on bank quotes. The fair value of the Sellers’  Note approximates its carrying value as market interest rates have not changed significantly from its date of issuance.

The carrying value of the Senior Term Loan dated September 2, 2014 on December 31, 2014, approximates the fair value based on the Company’s floating rate note which did not change significantly from the amended and restated Credit Agreement of September 2, 2014.

9. Related-Party Transactions

The Company leases its operating facility in Indiana from an entity that is owned by a stockholder, who was a member of the Company’s Board of Directors until August 7, 2015. The lease expires in January 2018 and requires the Company to pay property taxes, insurance and normal maintenance costs. The Company paid rent of $108 from January 1, 2015 through August 7, 2015, the date on which the former member of the Company’s Board of Directors resigned, and was therefore no longer considered a related party.  During each of the years ended December 31, 2014 and 2013, the Company paid rent of $175.

In conjunction with certain officer and non-officer Company employees acquiring Series A Preferred and Common Stock during 2013 and 2012, the Company obtained notes receivable from the employees that were paid in full on August 17, 2015 and are no longer outstanding as of December 31, 2015.  See Note 13 “Stockholders’ Equity” for further discussion.

10. Long-Term Debt and Credit Facility

Long-term debt consists of the following:

	Interest	December 31,	December 31,
	Rate	2015	2014
First Lien Term Loan (a)	5.50%	$312,500	$—
Senior term loan dated September 2, 2014 (b)	3.91%	—	170,866
Sellers Note (a)	5.00%	9,000	9,000
Unamortized discount		(4,459)	(442)
Unamortized deferred financing costs		(8,041)	(614)
Total long-term debt		309,000	178,810
Less current maturities		(9,000)	(6,326)
Long-term debt, net of current maturities		$300,000	$172,484
(a)	Interest rate on December 31, 2015
(b)	Interest rate on December 31, 2014

First Lien Credit Facility

On August 17, 2015, the Company entered into the First Lien Credit Facility with a syndicate of lenders providing for the $435,000 First Lien Term Loan and the $40,000 Revolving Credit Facility. The First Lien Term Loan and the Revolving Credit Facility have maturity dates of August 17, 2022 and August 17, 2020, respectively.

The First Lien Credit Facility is secured by a first-priority security interest in substantially all of the Company's assets constituting equipment, inventory, receivables, cash and other tangible and intangible property.

Interest rates under the First Lien Credit Facility are based, at the Company's election, on a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.50% or a base rate plus a margin of 3.50%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the revolving lenders equal to the margin applicable to Eurodollar revolving loans. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company's total net leverage ratio declines.

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company's assets and affiliate transactions. The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including the completion of a qualified initial public offering, and based on an annual Excess Cash Flow calculation, pursuant to the terms of the agreement, beginning as of the year ended December 31, 2016, with any payments due after the issuance of the Company’s annual financial statements in 2017. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage not in excess of 7.0 times.

In accordance with the terms of the First Lien Credit Facility, the Company repaid $112,500 of the First Lien Term Loan on October 15, 2015 in conjunction with the completion of its initial public offering ("IPO"), and an additional $10,000 during the fourth quarter of 2015. See Note 1 “Business”.  The Company recognized additional interest expense of $4,687 during the year ended December 31, 2015 related to accelerated amortization of deferred financing costs and discount in connection with these repayments.

As of December 31, 2015, the Company did not have any outstanding amounts under the Revolving Credit Facility.

Senior Term Loan dated September 2, 2014

At December 31, 2015, there were no amounts outstanding on the Senior Term Loan dated November 8, 2012, and amended September 2, 2014, and the related revolver with a maturity of September 30, 2016. The outstanding balance of $158,420 on the Senior Term Loan was repaid in full on August 17, 2015 using a portion of the proceeds from the new $435,000 First Lien Term Loan. In conjunction with the repayment of the Senior Term Loan, the Company recognized a $703 loss on early extinguishment related to the unamortized deferred financing costs and discount on the Senior Term Loan in “Loss on debt modification and early extinguishment” in the Consolidated Statement of Operations and Comprehensive Income. The Company accounted for the debt refinancing in accordance with ASC 470-50-40-6, Modifications and Exchanges.

In conjunction with the Company’s initial refinancing of Senior Term Loan on September 2, 2014, the Company recognized a $476 loss on extinguishment reflected in “Loss on debt modification and early extinguishment” in the Consolidated Statement of Operations and Comprehensive Income.  The primary purpose of this refinancing was to finance the cash portion of the acquisition consideration of EFT Source.  Refer to Note 3 “EFT Source Acquisition” for additional information.

Sellers Note

The Company entered into a subordinated, unsecured promissory note for $9,000 with certain sellers of EFT Source as part of the EFT Source acquisition. Interest on the Sellers Note accrues at 5.0% per annum and is paid quarterly. The Sellers Note principal and unpaid interest is due at the earlier of September 2, 2016 or with the occurrence of certain specific events as outlined in the Sellers Note. The Sellers Note is included in “Current maturities of long-term debt” at December 31, 2015, as the maturity date of the loan is within twelve months from December 31, 2015.

Letters of Credit

As of December 31, 2015, the Company has two outstanding letters of credit for the security deposits on two real property lease agreements. These letters of credit are for a total of $100, reducing the borrowing capacity under the Revolving Credit Facility to $39,900. The Company pays a fee on the outstanding letters of credit at the applicable margin, which was 4.50% as of December 31, 2015, in addition to a fronting fee of 0.125% per annum.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

Maturities of long-term debt as of December 31, 2015 consist of the following:

Year ending December 31:
2016	$9,000
2017	—
2018	—
2019	—
2020	—
Thereafter	312,500
$321,500

11. Income Taxes

Income tax expense from continuing operations and effective income tax rates consist of the following:

	December 31,
	2015	2014	2013
Current taxes:
Domestic	$16,036	$8,424	$4,982
Foreign	254	—	6
	16,290	8,424	4,988
Deferred taxes:
Domestic	1,656	2,238	2,347
Foreign	(100)	(371)	(347)
	1,556	1,867	2,000
Provision for income taxes	$17,846	$10,291	$6,988
Income before income taxes
Domestic	$50,692	$27,984	$19,954
Foreign	(1,585)	(1,721)	(1,767)
Total	$49,107	$26,263	$18,187
Effective income tax rate	36.3%	39.1%	38.4%

The effective income tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2015	2014	2013
Tax at federal statutory rate	35.0%	35.0%	34.0%
Permanent differences	(1.6)	(2.9)	(1.7)
State income taxes	2.0	3.1	4.8
Foreign taxes	0.3	2.5	(1.6)
Other	0.6	1.4	2.9
Effective income tax rate	36.3%	39.1%	38.4%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$28	$65
Inventory valuation	279	607
Accrued expense	927	372
Unrealized foreign exchange loss	652	634
Net operating loss carryforward	1,999	2,148
Goodwill	—	2,159
Deferred financing costs	1,564	—
Asset retirement obligation	179	292
Stock compensation	322	1,853
Total gross deferred tax assets	5,950	8,130
Valuation allowance	(3,717)	(4,120)
Net deferred tax assets	2,233	4,010
Deferred tax liabilities:
Plant, property and leasehold improvements	(5,881)	(4,238)
Intangibles	(18,962)	(11,903)
Prepaid expense	(1,463)	(1,045)
Total gross deferred tax liabilities	(26,306)	(17,186)
Net deferred tax liabilities	$(24,073)	$(13,176)

The net deferred tax assets and liabilities are reflected in the consolidated balance sheets as follows:

	December 31,
	2015	2014
Current deferred tax assets	$—	$634
Long-term deferred tax liabilities	(24,073)	(13,810)
Net deferred tax (liabilities)	$(24,073)	$(13,176)

The net change in the valuation allowance was a decrease of $403 and an increase $678 for the years ended December 31, 2015 and 2014, respectively.  The change in the year ended December 31, 2015 related to foreign currency exchange rate fluctuations, partially offset by a change in net operating losses of foreign locations,.  The change in the year ended December 31, 2014 related to net operating losses of a foreign location.

The Company has potential tax benefits associated with $1,999 of foreign operating loss carryforwards, which expire at various dates from 2024 through 2033. Due to the uncertainty of being able to recognize these loss carryforwards, the Company has provided a valuation allowance of 100% of the tax benefit.

At December 31, 2015, no provision has been made for U.S. federal and state taxes on cumulative foreign earnings from CPI Card Group-Europe Limited operations of approximately $2,707, which are expected to be indefinitely reinvested outside of the U.S.  The U.S. deferred tax liability associated with indefinitely reinvested earnings and profits is not material.

The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions, and based upon its review, determined there are no uncertain tax positions as of December 31, 2015 and 2014.

The Company is generally subject to potential federal and state examinations for the tax years after December 31, 2010 for federal purposes and December 31, 2009 for state purposes.

12. Series A Preferred Stock

Series A Preferred Stock has a par value of $0.001 per share. The original Series A Preferred Stock has an initial liquidation preference equal to $1,000 per outstanding share. In addition, the Series A Preferred Stock liquidation preference earns a dividend of 20% per share per annum, payable when declared by the Board of Directors. Such dividends accrue on each share from the date of original issuance and accrue on a daily basis, whether or not declared. Such dividends are cumulative so that if such dividend in respect of any previous or current annual dividend period, at the annual 20% rate, has not been paid, the deficiency shall first be fully paid before any dividend or other distribution shall be paid or declared and set apart for the Common Stock. In the event of any liquidation, dissolution, or winding up of the Company, the Series A Preferred Stock holders shall be entitled to receive, prior and in preference to any distributions of any of the Company’s assets to the Common Stock holders, the value of the liquidation preference. If the distribution of such assets is insufficient to permit the payment to such holders, the distribution shall be distributed ratably among the holders of the Series A Preferred Stock in proportion to the amount of such stock owned by each holder. The Series A Preferred Stock had no voting rights.

During the year ended December 31, 2015, the Company redeemed a total of 64,809 shares of Series A Preferred Stock at prices ranging between $3,950.33 and $4,610.68 per share, including the redemption of 62,140 shares of the Series A Preferred Stock for $276,688, or $4,446.70 per share, on August 17, 2015 with proceeds from the Company’s First Lien Credit Facility (see Note 10 “Long-Term Debt and Credit Facility”), and the redemption of 2,576 shares of the Series A Preferred Stock for $11,877, or $4,610.68 per share, using proceeds from the Company’s IPO (see Note 1 “Business”). Of the $288,565 redemption amount during the year ended December 31, 2015, $58,250 was treated as a return of capital and $230,315 was treated as a dividend. There were no outstanding shares of Series A Preferred Stock as of December 31, 2015.

        During the year ended December 31, 2014, the Company issued 549 shares of Series A Preferred Stock at an estimated value of $3,733.88 per share as part of the payment consideration for the EFT Acquisition. The Company did not redeem any shares of Series A Preferred Stock during the year ended December 31, 2014.

13. Stockholders’ Equity

Common Stock

Common Stock has a par value of $0.001 per share. Holders of common stock are entitled to receive dividends and distributions subject to the participation rights of holders of all classes of stock at the time outstanding, as such holders have prior rights as to dividends pursuant to the rights of any series of Preferred Stock. Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of any series of Preferred Stock, any remaining assets of the Company will be distributed ratably to the holders of Common Stock. Holders of Common Stock are entitled to one vote per share.

On September 3, 2015, the Company's Board of Directors approved a 22-for-1 stock split of our common stock and increased the number of authorized shares of common stock to 100,000,000. Upon the effective date of the stock split, each outstanding share of common stock and restricted common stock was divided into 22 shares of common stock or restricted common stock, as applicable. Shares of common stock available for issuance under the 2007 Stock Option Plan were increased accordingly. All of the share numbers, share prices and exercise prices have been retroactively adjusted to reflect the stock split in the Consolidated Financial Statements and these notes.

On October 15, 2015, the Company completed its IPO issuing 15,000,000 shares of common stock at a price of $10.00 per share. The net proceeds from the IPO, after issuance costs, were utilized to (i) redeem all of our remaining Series A Preferred Stock for a total redemption price of $11,877 (see Note 12 “Series A Preferred Stock”), (ii) repay $112,500 of the amount outstanding under the First Lien Term Loan (see Note 10 “Long-Term Debt”), and (iii) terminate and settle all outstanding obligations due under the Phantom Stock Plan of $13,268 (see Note 18 “Phantom Stock Plan”). The proceeds of the IPO were net of deferred offering expenses of $7,196 and are reflected in “Capital deficiency” in the Company’s Consolidated Balance Sheets.

Employee Notes Receivable

Included in “Stockholders’ Deficit” in the Consolidated Balance Sheets are promissory notes received in connection with equity issuances of Series A Preferred Stock and Common Stock to certain employees made during 2011 and earlier years. The notes receivable accrued interest at 5% per annum and were paid in bimonthly installments. The principal balances of the notes were due upon the employee’s termination, the sale of the Company, upon any distributions, or at such time that the employee failed to own the underlying shares.

During the years ended December 31, 2015, 2014 and 2013, the Company did not issue any new Employee notes, and $108, $19 and $10 of employee notes were repaid, respectively. As of December 31, 2015 there were no outstanding employee notes receivable, as they were all repaid during the year.  As of December 31, 2014, $108 of employee notes receivable were outstanding.

14. Earnings per Share

Basic or diluted earnings (loss) per share is computed by dividing net earnings or loss by the weighted-average number of ordinary shares outstanding during the period.

The following table sets forth the computation of basic and diluted EPS attributable to continuing and discontinued operations:

	December 31,
	2015	2014	2013
Numerator:
Net income from continuing operations	$31,261	$15,972	$11,199
Preferred stock dividends	(32,548)	(44,477)	(35,268)
Loss from continuing operations attributable to common stockholders	(1,287)	(28,505)	(24,069)
Loss from a discontinued operation, net of taxes	(398)	(2,670)	(2,612)
Net loss attributable to common stockholders	$(1,685)	$(31,175)	$(26,681)
Denominator:
Basic EPS—weighted average common shares outstanding	44,816,263	41,199,246	41,072,350
Diluted EPS—weighted average common shares outstanding	44,816,263	41,199,246	41,072,350
Basic and Diluted EPS:
Loss from continuing operations	$(0.03)	$(0.69)	$(0.59)
Loss from a discontinued operation, net of taxes	(0.01)	(0.07)	(0.06)
Net loss	$(0.04)	$(0.76)	$(0.65)

The potentially dilutive effect of the outstanding stock options of 1,257,450,  627,000 and 649,000 shares as of December 31, 2015, 2014 and 2013, respectively, have been excluded from the weighted average number of shares of common stock outstanding as their inclusion would be antidilutive. As further described in Note 1 “Business”, the cumulative dividends in arrears related to Series A Preferred Stock were paid in conjunction with the Company’s IPO. As of December 31, 2014, cumulative dividends in arrears related to the Series A Preferred Stock in aggregate was $191,208.

15. Commitments and Contingencies

Commitments

The Company leases real property for its facilities under noncancelable operating lease agreements. Land and facility leases expire at various dates between 2016 and 2023 and contain various provisions for rental adjustments and renewals. All of these leases require the Company to pay property taxes, insurance and normal maintenance costs.

During the normal course of business, the Company also enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems.

Future cash payments with respect to operating leases and purchase obligations as of December 31, 2015 are as follows:

	Operating	Purchase
	Leases	Obligations
2016	$4,309	$3,047
2017	3,745	—
2018	2,426	—
2019	1,327	—
2020	948	—
Thereafter	1,021	—
Total	$13,776	$3,047

The Company incurred rent expense under non-cancellable operating leases during the years ended December 31, 2015, 2014 and 2013, totaling $3,518,  $3,320 and $3,096, respectively.

Asset retirement obligations relate to legal obligations associated with the removal of all leasehold improvements at the end of the lease term. The Company records all asset retirement obligations, which primarily relate to “make-good” clauses in operating leases, for its leased property containing leasehold improvements. The liability, reported within other long-term liabilities, is accreted through charges to operating expenses. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company incurred accretion expense during the years ended December 31, 2015, 2014 and 2013 totaling $29,  $53 and $55, respectively. As of December 31, 2015 and 2014, the Company’s asset retirement obligations included in “Other long-term liabilities” in the Consolidated Balance Sheets were $613 and $911, respectively.

Contingencies

In October 2015, Gemalto S.A. filed a suit alleging that the Company infringes on a Gemalto patent by incorporating microchips into the Company’s products.  Gemalto’s patent will expire in 2017. Discovery and motion practice is ongoing. The Company believes Gemalto’s claims are without merit and it has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend the suit vigorously. Due to the current stage of the matter, the Company has concluded the risk of loss is not reasonably possible or estimable and no accrual has been recognized as of December 31, 2015.

In addition to the matter described above, the Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

16. Employee Benefit Plan

The Company maintains a qualified defined-contribution plan under the provisions of the Internal Revenue Code Section 401(k), which covers substantially all employees in the United States who meet certain eligibility requirements. Under the plan, participants may defer their salary subject to statutory limitations and may direct the contributions among various investment accounts. The Company matches 100% of the participant’s first 3% of deferrals and 50% of the next 2% deferral percentage. The Company’s portion is 100% vested at the time of the match.

The aggregate amounts charged to expense in connection with the plan were $1,049,  $824 and $908 for the years ended December 31, 2015, 2014 and 2013, respectively.

17. Stock Option Plans

CPI Card Group Inc. Omnibus Plan

 In conjunction with the completion of the IPO, the Company adopted the Omnibus Plan pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company has reserved 4,000,000 shares of common stock for issuance under the Omnibus Plan. During the year ended December 31, 2015, the Company granted awards of stock options for 795,450 shares of common stock at an exercise price of $10 per share, including 770,450 options granted in connection with the IPO. The options will generally vest 33.4%,  33.3%, and 33.3% on the second, third and fourth anniversary dates following the grant date.

Outstanding and exercisable stock options under the Omnibus Plan are as follows:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2014	—	$—	—
Granted	795,450	10.00	10.00
Forfeited	—	—	—
Outstanding as of December 31, 2015	795,450	$10.00	9.80

Unvested options as of December 31, 2015, vest as follows:

2016	—
2017	265,150
2018	265,150
2019	265,150
Total unvested options as of December 31, 2015	795,450

Compensation expense for the Omnibus Plan for the year ended December 31, 2015 was $239.  As of December 31, 2015, the total unrecognized compensation expense related to unvested options was $2,470, which the Company expects to recognize over an estimated weighted average period of 2.8 years.  The aggregate intrinsic value of stock option awards outstanding under the Omnibus Plan as of December 31, 2015 was $525.

The fair value of the stock options granted under the Omnibus Plan was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Year
ended
December
31, 2015
Expected term in years	6.5
Volatility	36.7%
Risk-free interest rate	1.8%
Dividend yield	1.3%

Expected term – The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.

Volatility – The expected volatility percentage of 36.7% was based on a peer group average historical volatility over the expected option term.  The peer group was based on financial technology companies that completed an initial public offering of common stock from 2007 through 2014.

Risk-free interest rate – The risk-free interest rate of 1.8% was determined by using the United States Treasury rate for the period that coincided with the expected option term described above.

Dividend yield – The Company’s expected annual dividend yield in the current year was determined based on an estimated annual dividend divided by the expected share price for the Company’s common stock on the initial public offering date.

CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan

In 2007, the Company’s Board of Directors adopted the CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (the “Option Plan”). Under the provisions of the Option Plan, stock options and restricted stock awards may be granted to employees, directors, and consultants at an exercise price greater than or equal to the fair market value of a share on the date the option is granted.

As a result of the Company’s adoption of its Omnibus Plan in conjunction with its IPO, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options have a 10-year life and vest, as noted, in each respective grant letter. All stock options are nonqualified.

Outstanding and exercisable stock options under the Option Plan are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of January 1, 2013	528,000	$0.0004	7.48
Granted	165,000	0.0005
Forfeited	(44,000)	0.0005
Outstanding as of December 31, 2013	649,000	$0.0004	7.35
Forfeited	(22,000)	0.0001
Outstanding as of December 31, 2014	627,000	$0.0004	6.44
Exercised	(66,000)	0.0005
Forfeited	(99,000)	0.0003
Outstanding as of December 31, 2015	462,000	$0.0003	5.57

Exercisable as of December 31, 2015	421,667	$0.0004	5.48

Unvested options as of December 31, 2015 vest as follows:

2016	40,333
Total	40,333

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for the years ended December 31, 2015, 2014 and 2013, were de minimis.  The aggregate intrinsic value of stock option awards outstanding and exercisable under the Option Plan as of December 31, 2015 was $4,925 and $4,495, respectively.

During the year ended December 31, 2015, the Company issued 191,664 restricted shares of common stock to executives of the Company.  The awards contain conditions associated with continued employment or service.  The terms of the non-vested restricted shares of common stock provide voting and regular dividend rights to the holders of the restricted shares of common stock, and accordingly are included in weighted-average shares outstanding in the Company’s basic earnings per share calculation.  See Note 14 “Earnings per Share”.  Upon vesting, the restrictions lapse and the shares are considered issued and outstanding.  The restricted shares vest over one to three year periods.

The following table summarizes the changes in the number of outstanding restricted shares of common stock for the year ended December 31, 2015:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2014	—	$—
Granted	191,664	9.48
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2015	191,664	$9.48

Total compensation expense related to the unvested restricted shares of common stock awards was $646 for the year ended December 31, 2015.  As of December 31, 2015, there was $1,171 of total remaining unrecognized compensation expense related to non-vested restricted shares of common stock that will be recognized over a weighted average period of 1.24 years.

18. Phantom Stock Plan

Effective January 1, 2012, the Company’s Board of Directors adopted the CPI Acquisition, Inc. Phantom Stock Plan (“Phantom Stock Plan”) to provide incentive compensation to certain key employees.  In conjunction with the Company’s IPO, the Phantom Stock Plan was terminated and all outstanding liabilities were settled under the plan. . During the year ended December 31, 2015, payments of $13,892 were made under the plan, and no liability existed as of December 31, 2015.  As of December 31, 2014, the liability reported in “Other long-term liabilities” in the Consolidated Balance Sheet was $5,144.

Under the terms of the Phantom Stock Plan, holders of an award were entitled to a cash payment equal to the difference between the fair market value of the award, as defined in the agreement, at the time of exercise and the award’s exercise price. The Company measured the liability at intrinsic value, with changes in the intrinsic value of the liability recognized as expense each year in the Consolidated Statements of Operations and Comprehensive Income.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation expense of $8,748,  $4,534 and $610, respectively, related to this plan.

19. Segment Reporting

The Company has identified reportable segments as those consolidated subsidiaries that represent 10% or more of its revenue, EBITDA (as defined below), or total assets or subsidiaries which the Company believes information about the segment would be useful to the readers of the financial statements from a qualitative perspective. The Company’s chief operating decision maker is its Chief Executive Officer who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments based on measures such as revenue and EBITDA.

EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate segment operating performance. As the Company uses the term, EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. The Company’s chief operating decision maker believes EBITDA is a meaningful measure and is superior to available U.S. GAAP measures as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company’s chief operating decision maker uses EBITDA to perform periodic reviews and comparison of operating trends and identify strategies to improve the allocation of resources amongst segments.

As of December 31, 2015, the Company’s reportable segments are as follows:

•	U.S. Debit and Credit

•	U.S. Prepaid Debit

•	U.K. Limited

The U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands, private label credit cards that are not issued on the networks of the Payment Cards Brands (including general purpose reloadable, gift, payroll and employee benefit, government disbursement, incentive, and transit cards), and instant issuance systems. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment includes the Company’s operations in Colorado, Indiana and Tennessee, which are each certified by multiple global Payment Card Brands and, where required by the Company’s customers,  certified to be in compliance with the standards of the PCI Security Standards Council. These operating segments have been aggregated into a single reportable segment due to similarities in the nature of the products and services sold by these subsidiaries, a common customer base, the substantial degree of integration and redundancy across the segments, and utilization of centrally shared sales, marketing, quality and planning departments. Separate information about these segments would not be useful to the readers of the financial statements.

The U.S. Prepaid Debit segment primarily provides integrated card services to prepaid debit card issuers in the United States. Services provided include tamper-evident security packaging services and card personalization and fulfillment services. This segment also produces financial payment cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages mentioned above. The U.S. Prepaid Debit segment includes the Company’s operation in Minnesota which is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

The U.K. Limited segment primarily produces retail cards, such as gift and loyalty cards for customers in the United Kingdom and continental Europe. This segment also provides card personalization, packaging and fulfillment services. The U.K. Limited segment includes the Company’s operations in Colchester, United Kingdom and Liverpool, United Kingdom. Neither of the Company’s operations in this segment is certified by any of the Payment Card Brands, nor are they PCI certified.

The “Other” category includes the Company’s corporate headquarters and less significant operating segments that derive their revenue from the production of Financial Payment Cards and retail gift cards in Canada (CPI—Canada) and the U.K. (CPI—Petersfield). For additional information regarding the Company’s decision to shut down the CPI—Petersfield facility during the third quarter of 2015, see Note 1 “Business”.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Revenue			EBITDA
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
U.S. Debit and Credit(a)	$263,668	$153,015	$91,626	$78,981	$37,547	$18,871
U.S. Prepaid Debit	65,878	59,271	65,895	22,993	18,654	20,438
U.K Limited	34,361	35,163	33,242	3,572	2,943	2,801
Other	17,420	23,908	24,678	(22,145)	(12,121)	(4,491)
Intersegment eliminations(b)	(7,217)	(10,351)	(19,071)	—	—	—
Total:	$374,110	$261,006	$196,370	$83,401	$47,023	$37,620

(a)	Amounts for 2014 include the post-acquisition revenue and EBITDA of EFT Source from September 2, 2014 through December 31, 2014.

(b)	Amounts include the revenue from sales between the U.S. Debit and Credit segment, U.K. Limited segment, and “Other” category and are eliminated upon consolidation.

The following table provides a reconciliation of total segment EBITDA to “Net income from continuing operations” for the years ended December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Total segment EBITDA from continuing operations	$83,401	$47,023	$37,620
Interest, net	(18,328)	(7,508)	(7,838)
Provision for income taxes	(17,846)	(10,291)	(6,988)
Depreciation and amortization	(15,966)	(13,252)	(11,595)
Net Income from continuing operations	$31,261	$15,972	$11,199

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2013 and 2014 were as follows:

	December 31,
	2015	2014
U.S. Debit and Credit	$221,274	$199,968
U.S. Prepaid Debit	20,960	19,395
U.K. Limited	25,897	29,167
Other	12,222	11,618
Total continuing operations:	280,353	260,148
Discontinued operation(a):	—	5,862
Total assets:	$280,353	$266,010

(a)

As of December 31, 2014, certain assets of the Nevada operation sold on January 12, 2015, see Note 4 “Discontinued Operation and Disposition”, are presented in “Current assets of a discontinued operation” in the Company’s Consolidated Balance Sheet.

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
U.S.	$19,129	$15,082	$9,679
Canada	275	32	125
Total North America	19,404	15,114	9,804
U.K.	659	454	824
Total plant, equipment and leasehold improvement additions	$20,063	$15,568	$10,628

Net Sales of Geographic Locations

Net sales of the Company’s geographic locations for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
U.S.(a)	$316,111	$196,418	$135,525
Canada	12,541	16,133	17,661
Total North America	328,652	212,551	153,186
U.K.	36,954	36,682	32,448
Other(b)	8,504	11,773	10,736
Total revenue	$374,110	$261,006	$196,370

(a)	Amounts for 2014 include the post-acquisition net sales of EFT Source from September 2, 2014 through December 31, 2014.

(b)	Amounts in other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
U.S.	$164,377	$160,144
Canada	2,254	2,525
Total North America:	166,631	162,669
U.K.	12,593	14,607
Total long-lived assets	$179,224	$177,276

Net Sales by Product and Services

Net sales from products and services sold by the Company for the years ended December 31, 2015, 2014 and 2013 were as follows:

	December 31,
	2015	2014	2013
Product net sales(a)	$241,609	$159,220	$101,360
Services net sales(b)	132,501	101,786	95,010
Total net sales:	$374,110	$261,006	$196,370

(a)

Product net sales include the design and production of Financial Payment Cards, in contact EMV, dual-interface EMV, contactless and magnetic stripe formats. The Company also generates product revenue from the sale of Card@Once® instant issuance systems, Private Label Credit Cards, and retail gift cards.

(b)

Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, the provision of tamper-evident security packaging, providing fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. The Company also generates service revenue from personalizing retail gift cards (primarily in Canada and the United Kingdom) and from click-fees generated from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images.

20. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2015 and 2014 were as follows:

					Year Ended
					December 31,
2015 by Quarter:	Q1	Q2	Q3	Q4	2015
Net sales	$77,310	$95,536	$107,697	$93,567	$374,110
Gross profit	25,508	35,835	43,049	31,429	135,821
Income (loss) from continuing operations	5,960	12,155	14,760	(1,615)	31,261
Income (loss) from discontinued operation, net of taxes	281	-	-	(679)	(398)
Net income (loss)	6,242	12,155	14,760	(2,294)	30,863
Preferred stock dividends	(12,611)	(12,747)	(7,096)	(94)	(32,548)
Net (loss) income attributable to common shareholders	$(6,369)	$(592)	$7,664	$(2,388)	$(1,685)

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.16)	$(0.02)	$0.19	$(0.03)	$(0.03)
Discontinued operation	0.01	-	-	(0.01)	(0.01)
	$(0.15)	$(0.02)	$0.19	$(0.04)	$(0.04)

					Year Ended
					December 31,
2014 by Quarter:	Q1	Q2	Q3	Q4	2014
Net sales	$42,531	$53,236	$77,374	$87,865	$261,006
Gross profit	10,244	15,554	26,663	29,266	81,727
Income from continuing operations	496	3,070	6,768	5,638	15,972
(Loss) income from discontinued operation, net of taxes	(1,596)	(1,167)	699	(606)	(2,670)
Net (loss) income	(1,100)	1,903	7,467	5,032	13,302
Preferred stock dividends	(10,432)	(10,548)	(10,692)	(12,805)	(44,477)
Net loss attributable to common shareholders	$(11,532)	$(8,645)	$(3,225)	$(7,773)	$(31,175)

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.24)	$(0.18)	$(0.10)	$(0.17)	$(0.69)
Discontinued operation	(0.04)	(0.03)	0.02	(0.01)	(0.07)
	$(0.28)	$(0.21)	$(0.08)	$(0.18)	$(0.76)

The immaterial errors further described in Note 2 “Summary of Significant Accounting Policies” resulted in an increase (decrease) to our previously reported Cost of Sales from products and an associated (increase) decrease to our previously reported Cost of Sales from services of $4,349, $(1,146), and $(508) for the quarter-to-date periods ended September 30, June 30, and March 31, respectively, and $2,695, $(1,654), and $(508) for the year-to-date periods ended September 30, June 30, and March 31, 2015, respectively, and an increase (decrease) to our previously reported Cost of Sales from products and an associated (increase) decrease to our previously reported Cost of Sales from services of $1,124, ($806), ($1,400) for the quarter-to-date periods ended September 30, June 30, and March 31, 2014, respectively, and ($1,082), ($2,206), and ($1,400) for the year-to-date periods ended September 30, June 30, and March 31, 2014, respectively.

21. Subsequent Events

On February 24, 2016, the Board of Directors approved a dividend of $0.045 per share. This dividend is payable on April 7, 2016, to stockholders of record as of the close of business on March 17, 2016.

On March 2, 2016, the Company granted awards of stock options and restricted stock units under the Omnibus Plan for 400,000 and 232,912 shares of common stock, respectively.  The stock option awards have an exercise price of $10 per share and vest 33.4% on October 9, 2017, 33.3% on October 9, 2018 and 33.3% on October 9, 2019.  The restricted stock unit awards contain conditions associated with continued employment or service.  The restrictions lapse on the vesting date, at which time shares of common stock will be issued to the award recipients.  The restricted stock unit awards have a grant date fair value of $7.91 per share and vest on March 2, 2017.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2015 due to the unremediated material weakness in our internal controls over financial reporting described below. Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

As previously reported on our Form S-1 effective October 8, 2015 and quarterly report on Form 10-Q for the quarter ended September 30, 2015, we have identified material weaknesses in our internal control over financial reporting related to a current lack of finance expertise that could result in a failure to properly account for non-routine and complex transactions in accordance with GAAP. With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through the development and implementation of formal policies, improved processes, as well as the hiring of additional finance personnel, including the appointment of our current Chief Financial Officer in June 2015 and Chief Accounting Officer in March 2016, both of whom are certified public accountants, and are familiar with the rules and regulations applicable to public companies, including the requirements of the Sarbanes-Oxley Act, from their previous experience in substantive financial roles with other public companies. We will continue to monitor the effectiveness of these remediation efforts as we consider in future reporting periods whether such control deficiencies have been fully remediated.

Except for the continued remediation efforts described herein, there has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item is expected to be in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 11.Executive Compensation

Information relating to our executive officer and director compensation is incorporated herein by reference to the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of the registrant’s management is incorporated herein by reference to the Proxy Statement.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

Item 14.Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

1. Financial Statements filed as a part of this document under Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedule

All financial statement schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto included in this Annual Report on Form 10-K.

3. Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI CARD GROUP INC.

/s/ David Brush
David Brush
Chief Financial Officer

March 24, 2016

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Steve Montross and David Brush, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Montross	President, Chief Executive	March 24, 2016
Steven Montross	Officer and Director
(Principal Executive Officer)

/s/ David Brush	Chief Financial Officer	March 24, 2016
David Brush	(Principal Financial Officer)

/s/ Chris Bakke	Chief Accounting Officer	March 24, 2016
Chris Bakke	(Principal Accounting Officer)

/s/ Bradley Seaman	Chairman of the Board	March 24, 2016
Bradley Seaman

/s/ Diane Fulton	Director	March 24, 2016
Diane Fulton

/s/ Doug Pearce	Director	March 24, 2016
Doug Pearce

/s/ Nicholas Peters	Director	March 24, 2016
Nicholas Peters

/s/ Robert Pearce	Director	March 24, 2016
Robert Pearce

/s/ David Rowntree	Director	March 24, 2016
David Rowntree

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1

Purchase and Sale Agreement, dated as of August 22, 2014, by and among William S. Dinker, Katherine S. Nevill, Bobby Smith and Tom Hedrich, William S. Dinker 2012 Trust for Edward McCullough Dinker, William S. Dinker 2012 Trust for John Walsh Dinker and William S. Dinker 2012 Trust for William S. Dinker III, EFT Source, Inc., CPI Acquisition, Inc. and William S. Dinker, as Sellers' Representative (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

3.1	Amended and Restated Certificate of Incorporation of CPI Card Group Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-207350)).

3.2	Amended and Restated Bylaws of CPI Card Group Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-207350)).

4.1	Form of Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.1**

Employment and Non-Competition Agreement, dated April 22, 2009, between CPI Acquisition, Inc. and Steven Montross (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.2**

Employment and Non-Competition Agreement, dated October 1, 2008, between Metaca Corporation and Anna Rossetti (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.3**	Termination Letter, dated May 5, 2015 between CPI Acquisition, Inc. and Marvin Press (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.4**	CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.5**	Form of Stock Option Award Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.6**	CPI Acquisition, Inc. Phantom Stock Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.7**	CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.8**

Employment and Non-Competition Agreement, effective June 22, 2015, between CPI Acquisition, Inc. and David Brush (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.9	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.10

First Lien Credit Agreement, dated as of August 17, 2015, by and among CPI Card Group Inc., CPI Acquisition Inc., the lenders from time to time party thereto and the Bank of Nova Scotia, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.11	Director Nomination Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.12	Registration Rights Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

24.1*	Power of Attorney (included on the signature pages hereto).

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**   Management contract or compensatory plan or arrangement.