Form 10-Q
period 2016-03-31
CPI Card Group Inc.
filed 2016-05-12
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting Company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of May 3, 2016: 56,542,116

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,853	$13,606
Accounts receivable, net of allowances of $161 and $212, respectively	44,621	52,538
Inventories	23,731	25,640
Prepaid expenses and other current assets	4,852	4,260
Income taxes receivable	1,085	4,975
Total current assets	101,142	101,019
Plant, equipment and leasehold improvements, net	52,884	52,113
Intangible assets, net	52,800	53,988
Goodwill	73,034	73,123
Other assets	97	110
Total assets	$279,957	$280,353
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,084	$17,832
Accrued expenses	9,994	11,315
Deferred revenue and customer deposits	4,094	3,874
Current maturities of long-term debt	9,000	9,000
Total current liabilities	37,172	42,021
Long-term debt, net of current maturities	300,482	300,000
Deferred income taxes	23,703	24,073
Other long-term liabilities	850	869
Total liabilities	362,207	366,963
Commitments and contingencies (Note 12)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 56,542,116 shares issued and outstanding	56	56
Capital deficiency	(117,921)	(119,028)
Accumulated earnings	39,831	36,661
Accumulated other comprehensive loss	(4,216)	(4,299)
Total stockholders’ deficit	(82,250)	(86,610)
Total liabilities and stockholders’ deficit	$279,957	$280,353

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales:
Products	$54,958	$45,014
Services	31,435	32,296
Total net sales	86,393	77,310
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	36,353	30,402
Services (exclusive of depreciation and amortization shown below)	17,764	18,973
Depreciation and amortization	2,584	2,427
Total cost of sales	56,701	51,802
Gross profit	29,692	25,508
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	14,498	12,177
Depreciation and amortization	1,529	1,634
Total operating expenses	16,027	13,811
Income from operations	13,665	11,697
Other income (expense):
Interest, net	(5,033)	(1,889)
Foreign currency (loss) gain	(102)	122
Other expense, net	(2)	(12)
Total other expense	(5,137)	(1,779)
Income before income taxes	8,528	9,918
Provision for income taxes	(2,814)	(3,958)
Net income from continuing operations	5,714	5,960
Discontinued operations:
Loss from a discontinued operation, net of taxes (Note 2)	—	(606)
Gain on sale of a discontinued operation, net of taxes (Note 2)	—	887
Net income	$5,714	$6,241
Preferred stock dividends	—	(12,611)
Income (loss) attributable to common stockholders	$5,714	$(6,370)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.16)
Discontinued operation	—	0.01
	$0.10	$(0.15)

Dividends declared per common share	$0.045	—

Comprehensive Income
Net Income	5,714	6,241
Currency translation adjustment	82	(780)
Total comprehensive income	$5,796	$5,461

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$5,714	$6,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,113	4,061
Stock-based compensation expense	745	604
Amortization of debt issuance costs and debt discount	482	158
Loss on sale of a discontinued operation	—	1,039
Excess tax benefits from stock-based compensation	(239)	—
Deferred income tax	(58)	10,067
Other, net	(13)	(20)
Changes in operating assets and liabilities:
Accounts receivable	7,711	1,382
Inventories	1,957	(5,610)
Prepaid expenses and other assets	(532)	959
Income taxes	4,433	(10,454)
Accounts payable	(3,758)	4,164
Accrued expenses	(3,980)	(876)
Deferred revenue and customer deposits	199	941
Other liabilities	(18)	23
Cash provided by operating activities	16,756	12,679
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(3,780)	(5,658)
Proceeds from sale of a discontinued operation	—	5,000
Cash used in investing activities	(3,780)	(658)
Financing activities
Payments on Senior Term Loan	—	(6,629)
Excess tax benefits from stock-based compensation	239	—
Redemption of preferred and common stock	—	(417)
Cash provided by (used in) financing activities	239	(7,046)
Effect of exchange rates on cash	32	(138)
Net increase in cash and cash equivalents:	13,247	4,837
Cash and cash equivalents, beginning of period	13,606	12,941
Cash and cash equivalents, end of period	$26,853	$17,778
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,621	$1,699
Income taxes	$(1,567)	$2,015

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiaries, is referred to herein as “CPI” or the “Company”) is a leading provider of comprehensive Financial Payment Card solutions in North America. The Company defines Financial Payment Cards as credit, debit and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express and Discover) and Interac (in Canada). The Company serves its customers through a network of ten production and card services facilities, including eight high-security facilities in North America that are each certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by the Company’s customers, certified to be in compliance with the standards of the PCI Security Standards Council. In addition to its eight North American facilities, the Company has two facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards that are not issued on the networks of the Payment Card Brands, and personalization services.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2015 is derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company sold its non-secure operation located in Nevada on January 12, 2015 (the “Nevada Sale”) pursuant to an asset purchase agreement for $5,000 in cash. The Nevada operations primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands.  See Note 2.

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities in its preparation of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets; valuation allowances for inventories and deferred tax assets; debt; and stock-based compensation expense. Actual results could differ from those estimates.

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

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share based payment transactions, including the accounting for income taxes, forfeitures, statutory withholding requirements, and classification in the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 (the Company’s fiscal year 2017), with early adoption permitted. The Company is in the process of assessing the impact of ASU 2016-09 on its results of operations, financial position and consolidated financial statements.

2. Discontinued Operation and Disposition

On January 12, 2015, the Company sold its Nevada non-secure operations pursuant to an asset purchase agreement for $5,000 in cash. The net carrying values of the assets sold as part of the discontinued operation included inventory and plant, equipment and leasehold improvements of $3,129 and $2,910, respectively. During the three months ended March 31, 2015, the Company recognized a gain on the sale of a discontinued operation of $887, which is included in the gain from a discontinued operation, net of an income tax benefit of $1,926 in the Company’s Condensed Consolidated Statement of Operations.

The Nevada operations recognized a loss of $606 for the three months ended March 31, 2015, net of an income tax benefit of $404, in the Company’s Condensed Consolidated Statement of Operations.

After the Nevada Sale, CPI retained no significant continuing involvement in the Nevada operations other than a 180 day transition of services agreement, which expired on July 11, 2015. The Nevada operations had $32,128 of tax deductible goodwill and intangible assets, of which $4,190 of the tax deductible goodwill resulted in the recognition of an income tax benefit of $1,510 during the three months ended March 31, 2015.

3. Inventories

Inventories are summarized below:

	March 31, 2016	December 31, 2015

Raw materials	$9,669	$10,549
Work-in-process	10,871	11,460
Finished goods	3,191	3,631
	$23,731	$25,640

4. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	March 31, 2016	December 31, 2015

Buildings	$2,475	$2,565
Machinery and equipment	58,815	57,482
Furniture, fixtures and computer equipment	5,387	4,440
Leasehold improvements	16,786	15,856
Construction in progress	2,635	2,373
	86,098	82,716
Less accumulated depreciation and amortization	(33,214)	(30,603)
	$52,884	$52,113

For the Company’s continuing operations, amounts recorded for the depreciation of plant, equipment and leasehold improvements was $2,973 and $2,917 for the three months ended March 31, 2016 and 2015, respectively.

5. Goodwill and Other Intangible Assets

Goodwill relates to the Company’s U.S. Debit and Credit, U.K. Limited and Canada reporting segments. The change in goodwill from December 31, 2015 to March 31, 2016 was a result of currency translation adjustments.

Intangible assets consist of customer relationships, technology and software, non-compete agreements, favorable leases and trademarks. Total intangible assets are being amortized over a weighted-average useful life of 16 years. The changes in the cost basis of the intangibles from December 31, 2015 to March 31, 2016 are related to foreign currency translations. Intangible amortization expense was $1,140 and $1,144 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, intangible assets, excluding goodwill, were comprised of the following:

				March 31, 2016			December 31, 2015
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$59,528	$(18,599)	$40,929	$59,612	$(17,747)	$41,865
Technology and software	7	to	10	7,101	(1,470)	5,631	7,101	(1,238)	5,863
Non-compete agreements	5	to	8	491	(288)	203	491	(270)	221
Favorable leases		9.5		111	(103)	8	111	(101)	10

Intangible assets subject to amortization				67,231	(20,460)	46,771	67,315	(19,356)	47,959
Trademarks (indefinite-lived)				6,029	—	6,029	6,029	—	6,029
				$73,260	$(20,460)	$52,800	$73,344	$(19,356)	$53,988

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of March 31, 2016 is as follows:

2016 (remaining 9 months)	$3,414
2017	4,545
2018	4,545
2019	4,524
2020	4,484
Thereafter	25,259
$46,771

6. Fair Value of Financial Instruments

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

•

Level 2— Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.

•

Level 3— Valuations based on unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The Company’s financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value as of	Fair Value Measurement at March 31, 2016
	March 31,	(Using Fair Value Hierarchy)
	2016	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$310,938	$—	$310,938	$—
Sellers Note	$9,000	$—	$—	$9,000

	Fair Value as of	Fair Value Measurement at December 31, 2015
	December 31,	(Using Fair Value Hierarchy)
	2015	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$309,375	$—	$309,375	$—
Sellers Note	$9,000	$—	$—	$9,000

7. Long-Term Debt and Credit Facility

As of March 31, 2016 and December 31, 2015, long-term debt and credit facilities consist of the following:

	Interest	March 31,	December 31,
	Rate (1)	2016	2015
First lien term loan facility (1)	5.5%	$312,500	$312,500
Sellers note (1)	5.0%	9,000	9,000
Unamortized discount		(4,274)	(4,459)
Unamortized deferred financing costs		(7,744)	(8,041)
Total long-term debt		309,482	309,000
Less current maturities of long-term debt		(9,000)	(9,000)
Long-term debt, excluding current maturities		$300,482	$300,000

(1)	Interest rate at March 31, 2016

First Lien Credit Facility

On August 17, 2015, the Company entered into a first lien credit agreement (the “First Lien Credit Facility”) with a syndicate of lenders providing for a $435,000 first lien term loan facility (the “First Lien Term Loan”) and a $40,000 revolving credit facility (the “Revolving Credit Facility”). The First Lien Term Loan and the Revolving Credit Facility have maturity dates of August 17, 2022 and August 17, 2020, respectively.

The First Lien Credit Facility is secured by a first-priority security interest in substantially all of the Company’s assets constituting equipment, inventory, receivables, cash and other tangible and intangible property.

Interest rates under the First Lien Credit Facility are based, at the Company’s election, on a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.50%, or a base rate plus a margin of 3.50%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the revolving lenders equal to the margin applicable to Eurodollar revolving loans. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines.

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions.  As of March 31, 2016, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an excess cash flow calculation, pursuant to the terms of the agreement, beginning as of the year ended December 31, 2016.

The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times EBITDA.

As of March 31, 2016, the Company did not have any outstanding amounts under the Revolving Credit Facility.

Sellers Note

The Company entered into a subordinated, unsecured promissory note for $9,000 with certain sellers of EFT Source, Inc. (“EFT Source”) in connection its acquisition of EFT Source on September 2, 2014. Interest on the Sellers Note accrues at 5.0% per annum and is paid quarterly. All principal and unpaid interest under the Sellers Note is due to the sellers at the earlier of September 2, 2016 or with the occurrence of certain specific events as outlined in the Sellers

Note. The Sellers Note is included in “Current maturities of long-term debt” at March 31, 2016 and December 31, 2015, as the maturity date of the note is within twelve months.

Letters of Credit

The Company has two outstanding letters of credit for the security deposits on two real property lease agreements. These letters of credit total $100, reducing availability under the Revolving Credit Facility to $39,900. The Company pays a fee on the outstanding letters of credit at the applicable margin, which was 4.50% as of March 31, 2016, in addition to a fronting fee of 0.125% per annum.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance.  These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

8. Income Taxes

During the three months ended March 31, 2016, the Company recognized an income tax expense of $2,814 on pre-tax income of $8,528, representing an effective income tax rate of 33.0%, compared to an income tax expense of $3,958 on pre-tax income of $9,918, representing an effective tax rate of 39.9% during the three months ended March 31, 2015.

The effective tax rates for all periods presented also differ from the federal U.S. statutory rate primarily due to a benefit from permanent deductions related to credits for domestic production activities and the impact of state and foreign income taxes.

9. Series A Preferred Stock

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

There were no outstanding shares of Series A Preferred Stock as of March 31, 2016 or December 31, 2015.  The Company redeemed 93 shares of Series A Preferred Stock for $370, at prices ranging from $3,950.33 to $4,017.43 per share, and accrued dividends of $12,611 during the three months ended March 31, 2015.

10. Stockholders’ Equity

Common Stock

During the three months ended March 31, 2016, there was no common stock issued or redeemed. During the three months ended March 31, 2015, the Company issued no common stock and redeemed 86,768 shares of common stock at values of $0.32 and $0.91 per share.  The redeemed common stock share values were calculated in accordance with the terms of the applicable award agreements.

On February 24, 2016, the Board of Directors approved a dividend of $0.045 per share, payable on April 7, 2016 to stockholders of record as of the close of business on March 17, 2016. The accrued dividend of $2,544 is reflected in “Accrued expenses” in the Condensed Consolidated Balance Sheet as of March 31, 2016.

On September 3, 2015, the Company’s Board of Directors approved a 22-for-1 stock split of its common stock. Upon the effective date of the stock split, each outstanding share of common stock and restricted common stock was divided into 22 shares of common stock or restricted common stock, as applicable. Shares of common stock available for issuance under the 2007 Stock Option Plan were increased accordingly. All of the share numbers, share prices and exercise prices have been retroactively adjusted to reflect the stock split in this Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and these notes.

11. Earnings per Share

Basic and diluted earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted EPS attributable to continuing and discontinued operations:

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income from continuing operations	$5,714	$5,960
Preferred stock dividends	—	(12,611)
Earnings (loss) from continuing operations attributable to common stockholders	5,714	(6,651)
Income from a discontinued operation, net of taxes	—	281
Net earnings (loss) attributable to common stockholders	$5,714	$(6,370)
Denominator:
Basic EPS—weighted average common shares outstanding	56,542,116	41,298,532
Diluted EPS—weighted average common shares outstanding	56,836,082	41,298,532
Basic EPS:
Earnings (loss) from continuing operations	$0.10	$(0.16)
Earnings from a discontinued operation, net of taxes	—	0.01
Earnings (loss) per share	$0.10	$(0.15)
Diluted EPS:
Earnings (loss) from continuing operations	$0.10	$(0.16)
Earnings from a discontinued operation, net of taxes	—	0.01
Earnings (loss) per share	$0.10	$(0.15)

The Company reported a net loss from continuing operations available to common stockholders for the three months ended March 31, 2015.  Accordingly, the potentially dilutive effect of the 528,000 outstanding stock options as of March 31, 2015 has been excluded in the computation of diluted earnings per share, as their inclusion would be antidilutive.

12. Commitments and Contingencies

Commitments

The Company incurred rent expense under non-cancellable operating leases of $815 and $933 for the three months ended March 31, 2016 and 2015, respectively.

Asset retirement obligations relate to legal obligations associated with the removal of all leasehold improvements at the end of the lease term. The Company records all asset retirement obligations, which primarily relate to “make-good” clauses in operating leases, for its leased property containing leasehold improvements. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. Accretion expense was $8 for three month period ended March 31, 2016 and $2 for the three month period ended March 31, 2015. As of March 31,

2016 and December 31, 2015, the Company’s asset retirement obligations included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets were $614 and $613, respectively.

Contingencies

In October 2015, Gemalto S.A. filed a suit alleging that the Company infringes on a Gemalto patent by incorporating microchips into the Company’s products.  Gemalto’s patent will expire in 2017. Discovery and motion practice is ongoing. The Company believes Gemalto’s claims are without merit and it has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend the suit vigorously. Due to the current stage of the matter, the Company has concluded the risk of loss is not reasonably possible or estimable and no accrual has been recognized as of March 31, 2016 and December 31, 2015.

In addition to the matter described above, the Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

13. Stock-Based Compensation

CPI Card Group Inc. Omnibus Plan

 In conjunction with the completion of the Company’s initial public offering (“IPO”), the Company adopted the CPI Card Group Inc. Omnibus Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company has reserved 4,000,000 shares of common stock for issuance under the Omnibus Plan.  Shares available for grant under the Omnibus Plan were 2,571,638 as of March 31, 2016.

During the three months ended March 31, 2016, the Company granted awards of non-qualified stock options under the Omnibus Plan for 400,000 shares of common stock.  The stock option awards have an exercise price of $10 per share, a 10 year term, and vest 33.4% on October 9, 2017, 33.3% on October 9, 2018 and 33.3% on October 9, 2019.  The fair value of the stock option awards was determined using a Monte-Carlo simulation with the following assumptions: volatility of 35.2%, risk-free interest rate of 1.51%, dividend yield of 2.28% and expected term of 6.59 years.

Outstanding and exercisable stock options under the Omnibus Plan are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2015	795,450	$10.00	9.80
Granted	400,000	10.00	9.93
Outstanding as of March 31, 2016	1,195,450	$10.00	9.67

Unvested options as of March 31, 2016 will vest as follows:

2016	—
2017	399,280
2018	398,085
2019	398,085
Total unvested options as of March 31, 2016	1,195,450

During the three months ended March 31, 2016, the Company granted awards of restricted stock units for 232,912 shares of common stock. The restricted stock unit awards contain conditions associated with continued

employment or service.  On the vesting date, which is one year from the date of grant, shares of common stock will be issued to the award recipients.

The following table summarizes the changes in the number of outstanding restricted stock units for the three month period ended March 31, 2016:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2015	—	$—
Granted	232,912	7.91
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2016	232,912	$7.91

Compensation expense for the Omnibus Plan for the three months ended March 31, 2016 was $422.  As of March 31, 2016, the total unrecognized compensation expense related to unvested options and restricted stock units was $4,405, which the Company expects to recognize over an estimated weighted average period of 2.1 years.

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

As a result of the Company’s adoption of its Omnibus Plan in conjunction with the IPO, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options have a 10-year life and vest as noted in each respective grant letter.  All stock options are non-qualified.  No stock options were granted during the three month period ended March 31, 2015.

The following table summarizes the changes in the number of outstanding stock options for the three month period ended March 31, 2016:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Term
	Options	Exercise Price	(in Years)

Outstanding as of December 31, 2015	462,000	$0.0003	5.57
Granted	—	—	—
Forfeited	—	—	—
Outstanding as of March 31, 2016	462,000	$0.0003	5.32

Exercisable as of March 31, 2016	421,667	$0.0004	5.14

Unvested options as of March 31, 2016 will vest as follows:

2016	40,333
Total unvested options as of March 31, 2016	40,333

Compensation expense for the three months ended March 31, 2016 and unrecorded compensation expense at March 31, 2016, related to options previously granted under the Option Plan, were de minimis.  The aggregate intrinsic value of stock option awards outstanding and exercisable under the Option Plan as of March 31, 2016 was $3,807 and $3,475, respectively.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 191,664 restricted shares of common stock to executives of the Company with a weighted-average grant date fair value of $9.48 per share.  The awards contain conditions associated with continued employment or service.  The terms of the unvested restricted shares of common stock provide voting and regular dividend rights to the holders, and accordingly are included in weighted-average shares outstanding in the Company’s basic earnings per share calculation.  See Note 11 “Earnings per Share”.  The restricted shares vest over one to three year periods, at which time the restrictions lapse.  As of March 31, 2016, 191,664 restricted shares of common stock were outstanding.

Total compensation expense related to the unvested restricted shares of common stock awards was $323 for the three months ended March 31, 2016.  As of March 31, 2016, there was $848 of total remaining unrecognized compensation expense related to unvested restricted shares of common stock that will be recognized over a weighted average period of 0.99 years.

Phantom Stock Plan

The Company recognized $606 of compensation expense during the three months ended March 31, 2015 related to the phantom stock plan. The phantom stock plan was terminated, and all outstanding obligations thereunder were settled, during October 2015 in conjunction with the Company’s IPO.

14. Segment Reporting

The Company has identified reportable segments as those consolidated subsidiaries that represent 10% or more of its revenue, EBITDA (as defined below), or total assets, or when the Company believes information about the segment would be useful to the readers of the financial statements. The Company’s chief operating decision maker is its Chief Executive Officer who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments based on measures such as revenue and EBITDA.

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

As of March 31, 2016, the Company’s reportable segments are as follows:

•	U.S. Debit and Credit;
•	U.S. Prepaid Debit; and
•	U.K. Limited.

The “Other” category includes the Company’s corporate headquarters and less significant operating segments that derive their revenue from the production of Financial Payment Cards and retail gift cards in Canada (CPI—Canada) and the U.K. (CPI—Petersfield). In August 2015, the Company completed the shut down and closure of the Petersfield, U.K. facility.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three months ended March 31, 2016 and 2015 were as follows:

	Revenue
	Three Months Ended March 31,
	2016	2015
U.S. Debit and Credit	$65,091	$50,051
U.S. Prepaid Debit	12,341	17,431
U.K. Limited	6,232	6,239
Other	3,142	4,103
Intersegment eliminations	(413)	(514)
Total:	$86,393	$77,310

	EBITDA
	Three Months Ended March 31,
	2016	2015
U.S. Debit and Credit	$18,922	$12,581
U.S. Prepaid Debit	3,267	5,984
U.K. Limited	219	183
Other	(4,734)	(2,880)
Total:	$17,674	$15,868

The following table provides a reconciliation of total segment EBITDA to net income from continuing operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Total segment EBITDA from continuing operations	$17,674	$15,868
Interest, net	(5,033)	(1,889)
Provision for income taxes	(2,814)	(3,958)
Depreciation and amortization	(4,113)	(4,061)
Net income from continuing operations	$5,714	$5,960

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015

U.S. Debit and Credit	$226,815	$221,274
U.S. Prepaid Debit	20,816	20,960
U.K. Limited	23,924	25,897
Other	8,402	12,222
Total assets:	$279,957	$280,353

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015

U.S.	$2,402	$4,174
Canada	114	184
Total North America	2,516	4,358
U.K.	624	93
Total plant, equipment and leasehold improvement additions	$3,140	$4,451

Net Sales of Geographic Locations

Net sales of the Company’s geographic locations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015

U.S.	$74,436	$67,835
Canada	3,999	1,153
Total North America	78,435	68,988
U.K.	6,605	6,205
Other (a)	1,353	2,117
Total net sales	$86,393	$77,310

(a)	Amounts in Other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015

U.S.	$163,736	$164,377
Canada	2,443	2,254
Total North America:	166,179	166,631
U.K.	12,636	12,593
Total long-lived assets	$178,815	$179,224

Net Sales by Product and Services

Net sales from products and services sold by the Company for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015

Product net sales (a)	$54,958	$45,014
Services net sales (b)	31,435	32,296
Total net sales:	$86,393	$77,310

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

15.  Subsequent Events

On May 11, 2016, the Board of Directors approved a dividend of $0.045 per share. This dividend is payable on July 7, 2016, to stockholders of record as of the close of business on June 16, 2016.

On May 11, 2016, the Board of Directors approved a stock repurchase program that authorizes repurchases of $20 million of the Company’s common stock, up to a maximum of 2,827,105 common shares of the Company over the next twelve months.  The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”).

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

We serve our customers through a network of ten production and card services facilities, including eight high-security facilities in North America that are each certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by our customers, certified to be in compliance with the Payment Card Industry Security Standards Council. We have the largest such network of high-security production facilities in North America, allowing us to optimize our solutions offerings to serve the needs of our diverse and long-term customer base.

During October 2015, we completed an initial public offering (“IPO”), issuing 15,000,000 shares of common stock at $10.00 per share. In connection with the IPO, our directors, officers and stockholders entered into a lock-up agreement with the underwriters restricting the sale of their shares.  The lock-up agreement, covering 41,542,116 shares of our common stock, expired on April 12, 2016.

Highlights

During the three months ended March 31, 2016, net sales increased 11.7% from the same period in 2015, to $86.4 million, and gross profit increased 16.4% to $29.7 million. The gross profit margin for the three months ended March 31, 2016 was 34.4%, an increase of 140 basis points from 33.0% in the first quarter of 2015.

On February 24, 2016, our Board of Directors approved a dividend of $0.045 per share.  This dividend was paid on April 7, 2016 to stockholders of record as of the close of business on March 17, 2016.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended
	March 31,
	2016	2015
	(dollars in thousands)
Net sales:
Products	$54,958	$45,014
Services	31,435	32,296
Total net sales	86,393	77,310
Cost of sales	56,701	51,802
Gross profit	29,692	25,508
Operating expenses	16,027	13,811
Income from operations	13,665	11,697
Other income (expense):
Interest, net	(5,033)	(1,889)
Foreign exchange (loss) gain	(102)	122
Other expense, net	(2)	(12)
Income before taxes	8,528	9,918
Provision for income taxes	(2,814)	(3,958)
Net income from continuing operations	5,714	5,960
Loss from a discontinued operation	—	281
Net income	$5,714	$6,241

Segment Discussion

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

The table below presents our results of operations for the three months ended March 31, 2016 compared with the three months ended March 31, 2015:

Net Sales

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit segment—Total	$65,091	$50,051	$15,040	30.0%
U.S. Prepaid Debit segment—Total	12,341	17,431	(5,090)	(29.2)%
U.K. Limited segment—Total	6,232	6,239	(7)	(0.1)%
Other—Total	3,142	4,103	(961)	(23.4)%
Inter-company eliminations	(413)	(514)	101	(19.6)%
Total	$86,393	$77,310	$9,083	11.7%

Net sales for the three months ended March 31, 2016 increased $9.1 million, or 11.7%, to $86.4 million compared to $77.3 million for the three months ended March 31, 2015. The increase in net sales was due to 30.0% growth in net sales in our U.S. Debit and Credit segment, offset by a 29.2% decline in our U.S. Prepaid Debit segment and a 23.4% decline in Other compared to the same period in the prior year.

U.S. Debit and Credit:

Net sales for the U.S. Debit and Credit segment for the three months ended March 31, 2016 increased $15.0 million, or 30.0%, to $65.1 million compared to $50.1 million for the three months ended March 31, 2015. The increase in net sales was primarily driven by a $13.7 million increase in EMV related revenue, and a $4.0 million increase in net sales of from growth in card personalization and other services, partially offset by a $2.7 million decrease in magnetic stripe card sales.

The increase in EMV revenue of $13.7 million was driven by our card issuing bank customers or end-users adopting EMV technology for debit and credit cards. For the three months ended March 31, 2016, we sold 41.4 million EMV cards at an Average Selling Price (“ASP”) of $0.94 compared 24.9 million EMV cards at an ASP of $1.00 for the three months ended March 31, 2015.  The decrease in ASP during the three months ended March 31, 2016 compared to 2015 is primarily due to mix.

U.S. Prepaid Debit:

Net sales for the U.S. Prepaid Debit segment for the three months ended March 31, 2016 decreased $5.1 million, or 29.2%, to $12.3 million compared to $17.4 million for the three months ended March 31, 2015. The decrease was driven primarily by our largest customer for this segment refreshing its packaging designs in the three months ended March 31, 2015, which resulted in unusually large sales in 2015 that did not recur at the same levels in the three months ended March 31, 2016.

U.K. Limited:

Net sales for the U.K. Limited segment were $6.2 million for both the three months ended March 31, 2016 and 2015.  Growth attributed to an increase in retail gift and loyalty card personalization services sales to key clients was offset by foreign currency exchange rate fluctuations.  Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a $0.4 million reduction of net sales in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Other:

Net sales for Other decreased $1.0 million, or 23.4%, to $3.1 million during the three months ended March 31, 2016 compared to $4.1 million in the three months ended March 31, 2015.  The Petersfield, U.K. operation, which was shut down in August 2015, contributed $1.8 million during the three months ended March 31, 2015. See Note 14 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  Offsetting the decrease related to the Petersfield U.K. operation was an $0.8 million increase to net sales in Canada, net of foreign currency exchange rate fluctuations. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar resulted in a $0.3 million reduction of net sales during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Cost of Sales

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit segment	$41,931	$33,256	$8,675	26.1%
U.S. Prepaid Debit segment	8,265	10,742	(2,477)	(23.1)%
U.K. Limited segment	4,623	4,912	(289)	(5.9)%
Other	2,317	3,479	(1,162)	(33.4)%
Eliminations	(435)	(587)	152	(25.9)%
Total	$56,701	$51,802	$4,899	9.5%

Cost of sales for the three months ended March 31, 2016 increased $4.9 million, or 9.5%, to $56.7 million compared to $51.8 million for the three months ended March 31, 2015. The increase in cost of sales was driven primarily by a $5.2 million increase in technology materials (primarily EMV chips), a $2.2 million increase in overhead, a $0.3 million increase in labor costs, partially offset by a $2.9 million decrease in other materials costs.

The $5.2 million increase in technology materials was driven by the increased number of EMV cards produced, as noted above, resulting from U.S. card issuing banks upgrading to EMV debit and credit cards which include an integrated circuit chip assembly, and in certain cases may also be connected to a Radio-Frequency Identification (“RFID”) antenna to become a Dual-Interface EMV card. The $2.2 million increase in overhead and $0.3 million increase in labor costs were driven primarily by the increased production of EMV card volume during the three months ended March 31, 2016 compared to the same period in 2015.  The $2.9 million decrease in other materials was primarily driven by decreased production of non-EMV cards during the three months ended March 31, 2016 compared to the same period in 2015.

U.S. Debit and Credit:

Cost of sales for the U.S. Debit and Credit segment for the three months ended March 31, 2016 increased $8.7 million, or 26.1%, to $41.9 million compared to $33.3 million for the three months ended March 31, 2015, driven by increased net sales referenced above.

U.S. Prepaid Debit:

Cost of sales for the U.S. Prepaid Debit segment for the three months ended March 31, 2016 decreased $2.5 million, or 23.1%, to $8.3 million compared to $10.7 million for the three months ended March 31, 2015. The decrease in cost of sales was primarily driven by a $1.4 million decrease in other materials, a $0.5 million decrease in labor and benefits costs, and a $0.4 million decrease in overhead expense, all driven by the decrease in net sales described above.

U.K. Limited:

Cost of sales for the U.K. Limited segment for the three months ended March 31, 2016 decreased $0.3 million, or 5.9%, to $4.6 million compared to $4.9 million for the three months ended March 31, 2015. The decrease in cost of sales was driven primarily by an increase in net sales related to higher margin card personalization services, partially offset by increased labor costs and foreign currency exchange rate fluctuations between the United States dollar and the British Pound.

Other:

Cost of sales in Other decreased $1.2 million or 33.4% to $2.3 million during the three months ended March 31, 2016 compared to $3.5 million in the three months ended March 31, 2015.  Our Petersfield U.K. operation, which was shut down in August 2015, contributed $1.8 million during the three months ended March 31, 2015. Offsetting the decrease from the shut-down of the Petersfield U.K. operation was a $0.6 million increase in cost of sales in Canada related to the increased net sales noted above, net of foreign currency exchange rate fluctuations. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar resulted in a $0.2 million reduction cost of sales during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit segment	$23,160	35.6%	$16,795	33.6%	$6,365	37.9%
U.S. Prepaid Debit segment	4,076	33.0%	6,689	38.4%	(2,613)	(39.1)%
U.K. Limited segment	1,609	25.8%	1,327	21.3%	282	21.3%
Other	847	27.0%	697	17.0%	150	21.5%
Total	$29,692	34.4%	$25,508	33.0%	$4,184	16.4%

Gross profit for the three months ended March 31, 2016 increased $4.2 million, or 16.4%, to $29.7 million compared to $25.5 million for the three months ended March 31, 2015. Gross profit margin for the three months ended March 31, 2016 increased to 34.4% compared to 33.0% for the three months ended March 31, 2015.

U.S. Debit and Credit:

Gross profit for the U.S. Debit and Credit segment for the three months ended March 31, 2016 increased $6.4 million, or 37.9%, to $23.2 million compared to $16.8 million during the three months ended March 31, 2015. The increase in gross profit for the U.S. Debit and Credit segment was primarily a result of increased EMV revenues and growth in our card personalization services. Gross profit margin for the U.S. Debit and Credit segment for the three months ended March 31, 2016 increased to 35.6% compared to 33.6% for the three months ended March 31, 2015.

U.S. Prepaid Debit:

Gross profit for the U.S. Prepaid Debit segment during the three months ended March 31, 2016 decreased 39.1% to $4.1 million compared to $6.7 million for the three months ended March 31, 2015. The decrease in gross profit was primarily driven by the decrease in net sales. Gross profit margin for the U.S. Prepaid Debit segment for the three months ended March 31, 2016 decreased to 33.0% compared to 38.4% for the three months ended March 31, 2015, as labor and overhead expenses did not decline at the same rate as net sales.

U.K. Limited:

Gross profit for the U.K. Limited segment for the three months ended March 31, 2016 increased 21.3% to $1.6 million compared to $1.3 million during the three months ended March 31, 2015. The increase in gross profit was driven primarily by an increase in net sales related to our higher margin card personalization services, partially offset by increased labor costs and foreign currency exchange rate fluctuations. Gross profit margin for the U.K. Limited segment for the three months ended March 31, 2016 increased to 25.8% compared to 21.3% for the three months ended March 31, 2015.

Other:

Other gross profit during the three months ended March 31, 2016 increased $0.2 million or 21.5%, to $0.8 million compared to $0.7 million during the same period in 2015.  The increase was driven by gross profit increases in Canada due to increased net sales, partially offset by foreign currency exchange rate fluctuations.

Operating Expenses

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit segment	$6,096	$5,819	$277	4.8%
U.S. Prepaid Debit segment	1,388	1,377	11	0.8%
U.K. Limited segment	1,519	1,377	142	10.3%
Other	7,024	5,238	1,786	34.1%
Total	$16,027	$13,811	$2,216	16.0%

Operating expenses for the three months ended March 31, 2016 increased $2.2 million, or 16.0%, to $16.0 million compared to $13.8 million for the three months ended March 31, 2015. The increase in operating expenses was driven primarily by a $0.3 million increase in the U.S. Debit and Credit segment expenses and a $1.8 million increase in Other expenses.

The $0.3 million increase in the U.S. Debit and Credit segment was primarily driven by increased salaries and benefits to support sales growth.

The $1.8 million increase in Other was primarily driven by a $0.6 million increase in salaries and benefits, contract labor and hiring expenses, a $0.5 million increase in consulting fees, a $0.7 million increase in accounting, legal, and insurance expenses, and a $0.1 million increase in information technology expenses in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Income from Operations and Operating Margin

	Three Months Ended March 31,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit segment	$17,064	26.2%	$10,976	21.9%	$6,088	55.5%
U.S. Prepaid Debit segment	2,688	21.8%	5,312	30.5%	(2,624)	(49.4)%
U.K. Limited segment	90	1.4%	(50)	(0.8)%	140	* %
Other	(6,177)	* %	(4,541)	* %	(1,636)	36.0%
Total	$13,665	15.8%	$11,697	15.1%	$1,968	16.8%

Income from operations for the three months ended March 31, 2016 increased $2.0 million, or 16.8%, to $13.7 million compared to $11.7 million for the three months ended March 31, 2015. Operating margins for the three months ended March 31, 2016 increased to 15.8% compared to 15.1% for the three months ended March 31, 2015.

U.S. Debit and Credit:

Income from operations for the U.S. Debit and Credit segment for the three months ended March 31, 2016 increased $6.1 million, or 55.5%, to $17.1 million compared to $11.0 million for the three months ended March 31, 2015. Operating margins for the three months ended March 31, 2016 increased to 26.2% compared to 21.9% for the three months ended March 31, 2015 due primarily to the higher sales volumes of EMV cards, as discussed above.

U.S. Prepaid Debit:

Income from operations for the U.S. Prepaid Debit segment for the three months ended March 31, 2016 decreased $2.6 million, or 49.4%, to $2.7 million compared to $5.3 million for the three months ended March 31, 2015. Operating margins for the three months ended March 31, 2016 decreased to 21.8% compared to 30.5% for the three months ended

March 31, 2015 due to the decreased sales activity and decreased leverage of labor and overhead expenses in connection with the reduced sales activity.

U.K. Limited:

Income from operations for the U.K. Limited segment for the three months ended March 31, 2016 increased to $0.1 million for the reasons discussed above.

Other:

The loss from operations increased 36.0% to $6.2 million in the three months ended March 31, 2016 compared to $4.5 million in the three months ended March 31, 2015.  The increased loss was primarily attributable to the higher corporate operating expenses discussed above, partially offset by reduced operating losses of $0.7 million related to the Petersfield U.K. operation.

Interest income (expense):

Interest expense for the three months ended March 31, 2016 increased to $5.0 million compared to $1.9 million for the three months ended March 31, 2015. The increase in interest expense was driven by the new $435.0 million First Lien Term Loan that the Company put in place in August 2015 in conjunction with the partial redemption of the Series A Preferred Stock.

Provision for income taxes:

The provision for income taxes for the three months ended March 31, 2016 decreased $1.1 million to $2.8 million compared to $4.0 million for the three months ended March 31, 2015, driven by the decrease in income before taxes and by a reduced effective tax rate. The effective tax rate was 33.0% and 39.9% for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was higher in the year period primarily due to the impact of foreign and state income taxes.

Liquidity and Capital Resources

As of March 31, 2016, we had $26.9 million of cash and cash equivalents. Of this amount, $3.5 million was held in accounts outside of the United States.

As of March 31, 2016, the Company was in compliance with all covenants under the First Lien Credit Facility. At March 31, 2016, there were $312.5 million of outstanding borrowings under the First Lien Term Loan, and we have $39.9 million of availability under the Revolving Credit Facility.

On February 24, 2016, our Board of Directors approved a dividend of $0.045 per share. This dividend was paid on April 7, 2016, to stockholders of record as of the close of business on March 17, 2016.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital for at least the next 12 months.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 was $16.8 million compared to $12.7 million during the three months ended March 31, 2015.  The increase in cash provided by operating activities was primarily driven by a net decrease in working capital of $5.8 million, partially offset by a decrease in net income of $0.5 million.  Included in net income were non-cash charges of $5.3 million and $5.9 million, during the three months ended March 31, 2016 and 2015, respectively, which decreased net income with no corresponding decrease to cash provided by operating activities.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 was $3.8 million, which related to capital expenditures.  During the three months ended March 31, 2015, cash used in investing activities was $0.7 million, consisting of $5.7 million of capital expenditures, partially offset by $5.0 million of cash provided from the sale of our Nevada operation.  Capital expenditures were higher in the three months ended March 31, 2015 compared to 2016 because of elevated capital spending to prepare for the U.S. EMV conversion.

Financing Activities

During the three months ended March 31, 2016, cash provided by financing activities of $0.2 million related to excess tax benefits associated with stock option exercises.  Cash used in financing activities was $7.0 million during the three months ended March 31, 2015, which consisted of $6.6 million in payments made on senior term loans, and $0.4 million of payments made to redeem preferred and common stock.

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at March 31, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2015, for which there were no material changes as of March 31, 2016, included:

•	Revenue Recognition;
•	Multiple-Element Arrangements;
•	Impairment Assessments of Goodwill and Long-Lived Assets;
•	Inventory Valuation;
•	Stock-Based Compensation; and
•	Income Taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   As of March 31, 2016, there have been no material changes in market risk for key input prices, labor and benefits costs, interest rate risk, foreign currency exchange rates, or pricing from those included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive

Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2016 due to the unremediated material weakness in our internal controls over financial reporting described below. Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015, we have identified material weaknesses in our internal control over financial reporting related to a current lack of finance expertise that could result in a failure to properly account for non-routine and complex transactions in accordance with GAAP. With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through the development and implementation of formal policies, improved processes, as well as the hiring of additional finance personnel, including the appointment of our current Chief Financial Officer in June 2015 and Chief Accounting Officer in March 2016, both of whom are certified public accountants, and are familiar with the rules and regulations applicable to public companies, including the requirements of the Sarbanes-Oxley Act, from their previous experience in substantive financial roles with other public companies. We will continue to monitor the effectiveness of these remediation efforts as we consider in future reporting periods whether such control deficiencies have been fully remediated.

Except for the continued remediation efforts described herein, there has been no change in our internal controls over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings

As previously described in our Annual Report on Form 10-K for the year ended December 31, 2015, Gemalto S.A. filed a suit against the Company in the United States District Court for the Western District of Texas in October 2015. The complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard. Gemalto’s patent will expire in 2017. The Company successfully moved to transfer the lawsuit to the District of Colorado, where it is currently pending. On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s IPO and business relationships. Gemalto answered the Company’s counterclaims on February 5, 2016. Discovery and motion practice is ongoing. On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringe—only names CPI products that incorporate microchips supplied by two specific vendors.  No trial date has been set. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado.

Management believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend these suits vigorously. However, no assurance can be given that these matters will be resolved in our favor, and if determined adversely, whether indemnification will be received. Accordingly, it is not yet possible to reliably determine any potential liability that could result from these matters in the event of an adverse determination.

In addition to the matters described above, we are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

/s/ David Brush
David Brush
Chief Financial Officer

May 12, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.