Form 10-Q
period 2016-06-30
CPI Card Group Inc.
filed 2016-08-11
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016.

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

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of August 1, 2016: 55,238,251

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,495	$13,606
Accounts receivable, net of allowances of $185 and $212, respectively	36,047	52,538
Inventories	23,407	25,640
Prepaid expenses and other current assets	4,801	4,260
Income taxes receivable	3,926	4,975
Total current assets	99,676	101,019
Plant, equipment and leasehold improvements, net	53,267	52,113
Intangible assets, net	51,542	53,988
Goodwill	72,567	73,123
Other assets	82	110
Total assets	$277,134	$280,353
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,419	$17,832
Accrued expenses	15,707	11,315
Deferred revenue and customer deposits	3,662	3,874
Current maturities of long-term debt	9,000	9,000
Total current liabilities	42,788	42,021
Long-term debt, net of current maturities	300,957	300,000
Deferred income taxes	23,609	24,073
Other long-term liabilities	776	869
Total liabilities	368,130	366,963
Commitments and contingencies (Note 12)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 55,227,360 and 56,542,116 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	55	56
Capital deficiency	(116,803)	(119,028)
Accumulated earnings	31,000	36,661
Accumulated other comprehensive loss	(5,248)	(4,299)
Total stockholders’ deficit	(90,996)	(86,610)
Total liabilities and stockholders’ deficit	$277,134	$280,353

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales:
Products	$40,095	$67,757	$95,053	$112,771
Services	33,630	27,779	65,065	60,075
Total net sales	73,725	95,536	160,118	172,846
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	27,312	40,746	63,665	71,148
Services (exclusive of depreciation and amortization shown below)	21,063	16,610	38,827	35,583
Depreciation and amortization	2,643	2,345	5,227	4,772
Total cost of sales	51,018	59,701	107,719	111,503
Gross profit	22,707	35,835	52,399	61,343
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	16,633	14,514	31,131	26,691
Depreciation and amortization	1,544	1,634	3,073	3,268
Total operating expenses	18,177	16,148	34,204	29,959
Income from operations	4,530	19,687	18,195	31,384
Other income (expense):
Interest, net	(5,068)	(1,616)	(10,101)	(3,505)
Foreign currency gain (loss)	34	27	(68)	149
Other income, net	15	73	13	61
Total other expense, net	(5,019)	(1,516)	(10,156)	(3,295)
(Loss) income before income taxes	(489)	18,171	8,039	28,089
Income tax benefit (expense)	161	(6,016)	(2,653)	(9,974)
Net (loss) income from continuing operations	(328)	12,155	5,386	18,115
Discontinued operations:
Loss from a discontinued operation, net of taxes (Note 2)	—	—	—	(606)
Gain on sale of a discontinued operation, net of taxes (Note 2)	—	—	—	887
Net (loss) income	$(328)	$12,155	$5,386	$18,396
Preferred stock dividends	—	(12,747)	—	(25,359)
(Loss) income attributable to common stockholders	$(328)	$(592)	$5,386	$(6,963)

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.01)	$(0.02)	$0.10	$(0.18)
Discontinued operation	—	—	—	0.01
	$(0.01)	$(0.02)	$0.10	$(0.17)

Dividends declared per common share	$0.045	$—	$0.09	$—

Comprehensive Income
Net (loss) income	(328)	12,155	5,386	18,396
Currency translation adjustment	(1,032)	434	(949)	(346)
Total comprehensive (loss) income	$(1,360)	$12,589	$4,437	$18,050

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$5,386	$18,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,300	8,040
Stock-based compensation expense	1,851	1,503
Amortization of debt issuance costs and debt discount	957	324
Loss on sale of a discontinued operation	—	1,039
Excess tax benefits from stock-based compensation	(416)	—
Deferred income taxes	(28)	11,151
Other, net	68	401
Changes in operating assets and liabilities:
Accounts receivable	15,863	(7,680)
Inventories	2,049	(6,826)
Prepaid expenses and other assets	(543)	673
Income taxes	1,711	(10,494)
Accounts payable	(3,622)	4,659
Accrued expenses	1,819	(2,304)
Deferred revenue and customer deposits	(148)	(184)
Other liabilities	(80)	211
Cash provided by operating activities	33,167	18,909
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(7,009)	(10,526)
Proceeds from sale of a discontinued operation	—	5,000
Cash used in investing activities	(7,009)	(5,526)
Financing activities
Payments on Senior Term Loan	—	(12,268)
Common stock repurchased	(6,008)	—
Dividends paid on common stock	(2,544)	—
Excess tax benefits from stock-based compensation	416	—
Payment of deferred stock issuance costs	—	(589)
Redemption of preferred and common stock	—	(417)
Cash used in financing activities	(8,136)	(13,274)
Effect of exchange rates on cash	(133)	(43)
Net increase in cash and cash equivalents:	17,889	66
Cash and cash equivalents, beginning of period	13,606	12,941
Cash and cash equivalents, end of period	$31,495	$13,007
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,256	$3,173
Income taxes paid, net of refunds	$958	$7,277

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiaries, is referred to herein as “CPI” or the “Company”) is a leading provider of comprehensive Financial Payment Card solutions in North America. The Company defines Financial Payment Cards as credit, debit and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express and Discover) and Interac (in Canada). The Company serves its customers through a network of ten production and card services facilities, including eight high-security facilities in North America that are each certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by the Company’s customers, certified to be in compliance with the standards of the Payment Card Industry (“PCI”) Security Standards Council. In addition to its eight North American facilities, the Company has two facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards that are not issued on the networks of the Payment Card Brands, and personalization services.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2015 is derived from the audited financial statements as of that date.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company sold its non-secure operation located in Nevada on January 12, 2015 (the “Nevada Sale”) pursuant to an asset purchase agreement for $5,000 in cash. The Nevada operations primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands.  See Note 2, “Discontinued Operation and Disposition.”

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, in May 2014, as amended by ASU 2016-12 Narrow-scope Improvements and Practical Expedients, in May 2016. ASU 2014-09, as amended, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. The Company plans to implement the provisions of ASU 2014-09, as amended, as of January 1, 2018. Upon adoption, the Company must elect to adopt either retrospectively to each prior reporting period presented or using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application.  The Company has not determined what transition method it will use.  The Company is currently assessing the impact that the future adoption of ASU 2014-09, as amended, may have on its Condensed Consolidated Financial Statements by analyzing its current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the new guidance.

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

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share based payment transactions, including the accounting for forfeitures, statutory withholding requirements, and classification in the statement of cash flows.  In addition, excess tax benefits recorded to equity under existing accounting guidance will be recognized in income tax expense under the new standard. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 (the Company’s fiscal year 2017), with early adoption permitted. The Company is in the process of assessing the impact of ASU 2016-09 on its results of operations, financial position and consolidated financial statements.

2. Discontinued Operation and Disposition

On January 12, 2015, the Company sold its Nevada non-secure operations pursuant to an asset purchase agreement for $5,000 in cash. The net carrying values of the assets sold as part of the discontinued operation included inventory and plant, equipment and leasehold improvements of $3,129 and $2,910, respectively. During the six months ended June 30, 2015, the Company recognized a gain on the sale of a discontinued operation of $887, which is included in the gain from a discontinued operation, net of an income tax benefit of $1,926 in the Company’s Condensed Consolidated Statement of Operations.

The Nevada operations recognized a loss of $0 and $606 for the three and six months ended June 30, 2015, respectively, net of an income tax benefit of $0 and $404, respectively.

After the Nevada sale, CPI retained no significant continuing involvement in the Nevada operations other than a 180 day transition of services agreement, which expired on July 11, 2015. The Nevada operations had $32,128 of tax deductible goodwill and intangible assets, of which $4,190 of the tax deductible goodwill resulted in the recognition of an income tax benefit of $0 and $1,510 during the three and six months ended June 30, 2015, respectively.

3. Inventories

Inventories are summarized below:

	June 30, 2016	December 31, 2015

Raw materials	$9,383	$10,549
Work-in-process	10,581	11,460
Finished goods	3,443	3,631
	$23,407	$25,640

4. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	June 30, 2016	December 31, 2015

Buildings	$2,281	$2,565
Machinery and equipment	59,122	57,482
Furniture, fixtures and computer equipment	6,712	4,440
Leasehold improvements	16,863	15,856
Construction in progress	3,267	2,373
	88,245	82,716
Less accumulated depreciation and amortization	(34,978)	(30,603)
	$53,267	$52,113

For the Company’s continuing operations, amounts recorded for the depreciation of plant, equipment and leasehold improvements was $3,053 and $2,834 for the three months ended June 30, 2016 and 2015, respectively, and $6,026 and $5,751 for the six months ended June 30, 2016 and 2015, respectively.

5. Goodwill and Other Intangible Assets

Goodwill relates to the Company’s U.S. Debit and Credit, U.K. Limited and Canada reporting segments. The change in goodwill from December 31, 2015 to June 30, 2016 was a result of currency translation adjustments.

Intangible assets consist of customer relationships, technology and software, non-compete agreements, favorable leases and trademarks. Total intangible assets are being amortized over a weighted-average useful life of 16 years. The changes in the cost basis of the intangibles from December 31, 2015 to June 30, 2016 are related to foreign currency translations. Intangible amortization expense was $1,134 and $1,145 for the three months ended June 30, 2016 and 2015, respectively.  Intangible amortization expense was $2,274 and $2,289 for the six months ended June 30, 2016 and 2015, respectively

As of June 30, 2016 and December 31, 2015, intangible assets, excluding goodwill, were comprised of the following:

				June 30, 2016			December 31, 2015
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$59,280	(19,363)	$39,917	$59,612	$(17,747)	$41,865
Technology and software	7	to	10	7,101	(1,702)	5,399	7,101	(1,238)	5,863
Non-compete agreements	5	to	8	491	(300)	191	491	(270)	221
Favorable leases		9.5		111	(105)	6	111	(101)	10
Intangible assets subject to amortization				66,983	(21,470)	45,513	67,315	(19,356)	47,959
Trademarks (indefinite-lived)				6,029	—	6,029	6,029	—	6,029
				$73,012	$(21,470)	$51,542	$73,344	$(19,356)	$53,988

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of June 30, 2016 is as follows:

2016 (remaining 6 months)	$2,270
2017	4,528
2018	4,528
2019	4,508
2020	4,468
Thereafter	25,211
$45,513

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

The Company’s financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value as of	Fair Value Measurement at June 30, 2016
	June 30,	(Using Fair Value Hierarchy)
	2016	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$307,813	$—	$307,813	$—
Sellers Note	$9,000	$—	$—	$9,000

	Fair Value as of	Fair Value Measurement at December 31, 2015
	December 31,	(Using Fair Value Hierarchy)
	2015	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$309,375	$—	$309,375	$—
Sellers Note	$9,000	$—	$—	$9,000

7. Long-Term Debt and Credit Facility

As of June 30, 2016 and December 31, 2015, long-term debt and credit facilities consist of the following:

	Interest	June 30,	December 31,
	Rate (1)	2016	2015
First lien term loan facility	5.5%	$312,500	$312,500
Sellers note	5.0%	9,000	9,000
Unamortized discount		(4,103)	(4,459)
Unamortized deferred financing costs		(7,440)	(8,041)
Total long-term debt		309,957	309,000
Less current maturities of long-term debt		(9,000)	(9,000)
Long-term debt, excluding current maturities		$300,957	$300,000

(1)	Interest rate at June 30, 2016

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions.  As of June 30, 2016, the Company was in compliance with all covenants under the First Lien Credit Facility.

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

As of June 30, 2016, the Company did not have any outstanding borrowings under the Revolving Credit Facility. The Company has two outstanding letters of credit for the security deposits on two real property lease agreements. These letters of credit total $100, reducing availability under the Revolving Credit Facility to $39,900. The Company pays a fee on the outstanding letters of credit at the applicable margin, which was 4.50% as of June 30, 2016, in addition to a fronting fee of 0.125% per annum.

Sellers Note

The Company entered into a subordinated, unsecured promissory note for $9,000 (“Sellers Note”) with certain sellers of EFT Source, Inc. (“EFT Source”) in connection with its acquisition of EFT Source on September 2, 2014. Interest on the Sellers Note accrues at 5.0% per annum and is paid quarterly. All principal and unpaid interest under the Sellers Note is due to the sellers at the earlier of September 2, 2016 or with the occurrence of certain specific events as outlined in the Sellers Note.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance.  These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

8. Income Taxes

During the three months ended June 30, 2016, the Company recognized an income tax benefit of $161 on pre-tax loss of $489, representing an effective income tax rate of 32.9%, compared to an income tax expense from continuing operations of $6,016 on pre-tax income of $18,171, representing an effective tax rate of 33.1% during the three months ended June 30, 2015.

During the six months ended June 30, 2016, the Company recognized an income tax expense of $2,653 on pre-tax income of $8,039, representing an effective income tax rate of 33.0%, compared to an income tax expense from continuing operations of $9,974 on pre-tax income of $28,089, representing an effective tax rate of 35.5% during the six months ended June 30, 2015.  The decrease in the effective tax rate for the six months ended June 30, 2016 as compared to the same period in the prior year is due to the impact of foreign and state taxes.

The effective tax rates for all periods presented also differ from the federal U.S. statutory rate primarily due to a benefit from permanent deductions related to credits for domestic production activities and the impact of state and foreign income taxes.

9. Series A Preferred Stock

There were no outstanding shares of Series A Preferred Stock as of June 30, 2016 or December 31, 2015.  The Company redeemed 93 shares of Series A Preferred Stock for $370, at prices ranging from $3,950.33 to $4,017.43 per share, and accrued dividends of $12,747 and $25,359 during the three and six months ended June 30, 2015, respectively.

10. Stockholders’ Equity

Common Stock

On May 11, 2016, the Board of Directors approved a stock repurchase program that authorizes repurchases of up to $20,000 of the Company’s common stock, limited to a maximum of 2,827,105 common shares prior to May 11, 2017.  Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions.  During the three months ended June 30, 2016, there were 1,439,422 common shares repurchased for $6,008, at an average cost of $4.17 per share.  The repurchase has been accounted for as a share retirement. At June 30, 2016, $13,992 remained available under the share repurchase authorization, up to a maximum of 1,387,683 shares.

During the three and six months ended June 30, 2016, there were 124,666 shares of common stock issued in connection with stock option exercises (Note 13, “Stock-Based Compensation”).  During the six months ended June 30, 2015, the Company issued no common stock and redeemed 86,768 shares of common stock at values of $0.32 and $0.91 per share.  During the three months ended June 30, 2015, there was no common stock issued or redeemed.  The redeemed common stock share values were calculated in accordance with the terms of the applicable award agreements.

During the second quarter of 2016, the Company paid a dividend of $0.045 per share, or $2,544.  Additionally, on May 11, 2016, the Board of Directors approved a dividend of $0.045 per share, payable on July 7, 2016 to stockholders of record as of the close of business on June 16, 2016. The accrued dividend of $2,486 is reflected in “Accrued expenses” in the Condensed Consolidated Balance Sheet as of June 30, 2016.  For the six months ended June 30, 2016, the Company has declared dividends of $0.09 per share.

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

The following table sets forth the computation of basic and diluted EPS attributable to continuing and discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income from continuing operations	$(328)	$12,155	$5,386	$18,115
Preferred stock dividends	—	(12,747)	—	(25,359)
(Loss) earnings from continuing operations attributable to common stockholders	(328)	(592)	5,386	(7,244)
Income from a discontinued operation, net of taxes	—	—	—	281
Net (loss) earnings attributable to common stockholders	$(328)	$(592)	$5,386	$(6,963)
Denominator:
Basic EPS—weighted average common shares outstanding	56,201,811	41,284,452	56,371,964	41,312,854
Diluted EPS—weighted average common shares outstanding	56,201,811	41,284,452	56,583,978	41,312,854
Basic EPS:
(Loss) earnings from continuing operations	$(0.01)	$(0.02)	$0.10	$(0.18)
Earnings from a discontinued operation, net of taxes	—	—	—	0.01
(Loss) earnings per share	$(0.01)	$(0.02)	$0.10	$(0.17)
Diluted EPS:
(Loss) earnings from continuing operations	$(0.01)	$(0.02)	$0.10	$(0.18)
Earnings from a discontinued operation, net of taxes	—	—	—	0.01
(Loss) earnings per share	$(0.01)	$(0.02)	$0.10	$(0.17)

The Company reported a net loss for the three months ended June 30, 2016.  Accordingly, the potentially dilutive effect of 1,742,474 stock options and 267,022 restricted stock units have been excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive. The Company reported a net loss from continuing operations available to common stockholders for the three and six months ended June 30, 2015.  Accordingly, the potentially dilutive effect of 627,000 outstanding stock options as of June 30, 2015 has been excluded from the computation of diluted earnings per share, as their inclusion would be anti-dilutive.

12. Commitments and Contingencies

Commitments

The Company incurred rent expense under non-cancellable operating leases of $819 and $886 for the three months ended June 30, 2016 and 2015, respectively, and $1,634 and $1,819 for the six months ended June 30, 2016 and 2015, respectively.

Contingencies

  On July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation in the matter captioned Gemalto S.A. v. CPI Card Group Inc. pending the U.S. Patent Trial and Appeal Board’s consideration of the Company’s challenge to the patentability of asserted claims that was filed on May 31, 2016 which are the subject of the litigation.

The suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015. The now-stayed complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard. Gemalto’s patent will expire in 2017. The Company successfully moved to transfer the lawsuit to the United States District Court for the District of Colorado where it is currently stayed.  On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s initial public offering (“IPO”) and business relationships. Gemalto answered the Company’s counterclaims on February 5, 2016. On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringed upon Gemalto’s patent—only named CPI products that incorporate microchips supplied by two specific vendors.

On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado.  On May 25, 2016, CPI moved to dismiss Gemalto's case because the patent's claims are not patentable under 35 U.S.C. 101.  A motion to stay that litigation has also been filed but not yet decided.

The Company believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend these suits vigorously. While a risk of loss is reasonably possible, given the current stage of the matter, as well as the aforementioned defenses, counterclaims and indemnity rights, the range of potential loss is not estimable and no accrual has been recognized as of June 30, 2016 and December 31, 2015.

13. Stock-Based Compensation

CPI Card Group Inc. Omnibus Plan

 In conjunction with the completion of the Company’s IPO, the Company adopted the CPI Card Group Inc. Omnibus Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company has reserved 4,000,000 shares of common stock for issuance under the Omnibus Plan.  Shares available for grant under the Omnibus Plan were 2,327,838 as of June 30, 2016.

During the three months ended June 30, 2016, the Company granted awards of non-qualified stock options under the Omnibus Plan for 252,690 shares of common stock.  The stock option awards have an exercise price of $4.20 per share, a 10 year term, and vest 33.4% on June 1, 2018, 33.3% on June 1, 2019 and 33.3% on June 1, 2020.  The fair value of the stock option awards was determined using a Black-Scholes option-pricing model with the following assumptions: volatility of 35.3%, risk-free interest rate of 1.5%, dividend yield of 4.3% and an expected term of 6 years.

Outstanding and exercisable stock options under the Omnibus Plan are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2015	795,450	$10.00	9.80
Granted	652,690	7.75	9.77
Forfeited	(43,000)	10.00	9.28
Outstanding as of June 30, 2016	1,405,140	$8.96	9.51

Unvested options as of June 30, 2016 will vest as follows:

2016	—
2017	384,918
2018	467,996
2019	467,996
2020	84,230
Total unvested options as of June 30, 2016	1,405,140

During the three months ended June 30, 2016, the Company granted awards of restricted stock units for 37,898 shares of common stock. The restricted stock unit awards contain conditions associated with continued employment or service.  On the vesting date, which is one year from the date of grant, shares of common stock will be issued to the award recipients.

The following table summarizes the changes in the number of outstanding restricted stock units for the six month period ended June 30, 2016:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2015	—	$—
Granted	270,815	7.41
Vested	—	—
Forfeited	(3,793)	7.91
Outstanding as of June 30, 2016	267,022	$7.41

Compensation expense for the Omnibus Plan for the three and six months ended June 30, 2016 was $783 and $1,205, respectively.  As of June 30, 2016, the total unrecognized compensation expense related to unvested options and restricted stock units under the Omnibus Plan was $4,009, which the Company expects to recognize over an estimated weighted average period of 2.0 years.

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

As a result of the Company’s adoption of its Omnibus Plan in conjunction with the IPO, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options have a 10-year life and vest as noted in each respective grant letter.  All stock options are non-qualified.  No stock options were granted during the three and six month period ended June 30, 2015.

The following table summarizes the changes in the number of outstanding stock options for the six month period ended June 30, 2016:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Term
	Options	Exercise Price	(in Years)

Outstanding as of December 31, 2015	462,000	$0.0003	5.57
Granted	—	—	—
Exercised	(124,666)	0.0004	5.17
Forfeited	—	—	—
Outstanding as of June 30, 2016	337,334	$0.0004	5.34

Exercisable as of June 30, 2016	330,001	$0.0004	5.30

Unvested options as of June 30, 2016 will vest as follows:

2016	7,333
Total unvested options as of June 30, 2016	7,333

Compensation expense for the three and six months ended June 30, 2016 and unrecorded compensation expense at June 30, 2016, related to options previously granted under the Option Plan, were de minimis.  The aggregate intrinsic value of stock option awards outstanding and exercisable under the Option Plan as of June 30, 2016 was $1,690 and $1,653, respectively.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 191,664 restricted shares of common stock to executives of the Company with a weighted-average grant date fair value of $9.48 per share.  The awards contain conditions associated with continued employment or service.  The terms of the unvested restricted shares of common stock provide voting and regular dividend rights to the holders, and accordingly are included in weighted-average shares outstanding in the Company’s basic earnings per share calculation.  See Note 11 “Earnings per Share”.  As of June 30, 2016, 94,864 restricted shares of common stock were outstanding, which vest over a three year period from the grant date.

Total compensation expense related to these unvested restricted shares of common stock awards was $323 and $646 for the three and six month periods ended June 30, 2016, respectively.  Compensation expense for the three and six month periods ended June 30, 2015 was immaterial.  As of June 30, 2016, there was $525 of total remaining unrecognized compensation expense related to these unvested restricted shares of common stock that will be recognized over a weighted average period of 0.74 years.

Phantom Stock Plan

The Company recognized $897 and $1,503 of compensation expense during the three and six month periods ended June 30, 2015, respectively, related to the phantom stock plan. The phantom stock plan was terminated, and all outstanding obligations thereunder were settled, during October 2015 in conjunction with the Company’s IPO.

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

EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate segment operating performance. As the Company uses the term, EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. The Company’s chief operating decision maker believes EBITDA is a meaningful measure and is superior to available GAAP measures as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company’s chief operating decision maker uses EBITDA to perform periodic reviews and comparison of operating trends and identify strategies to improve the allocation of resources amongst segments.

As of June 30, 2016, the Company’s reportable segments are as follows:

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

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015 were as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Debit and Credit	$50,808	$73,354	$115,899	$123,405
U.S. Prepaid Debit	11,991	12,392	24,332	29,823
U.K. Limited	7,989	7,679	14,221	13,918
Other	3,678	5,819	6,820	9,922
Intersegment eliminations	(741)	(3,708)	(1,154)	(4,222)
Total:	$73,725	$95,536	$160,118	$172,846

	EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Debit and Credit	$11,403	$24,012	$30,325	$36,593
U.S. Prepaid Debit	3,557	3,776	6,824	9,760
U.K. Limited	680	658	899	841
Other	(6,874)	(4,680)	(11,608)	(7,560)
Total:	$8,766	$23,766	$26,440	$39,634

The following table provides a reconciliation of total segment EBITDA to net income from continuing operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total segment EBITDA from continuing operations	$8,766	$23,766	$26,440	$39,634
Interest, net	(5,068)	(1,616)	(10,101)	(3,505)
Income tax benefit (expense)	161	(6,016)	(2,653)	(9,974)
Depreciation and amortization	(4,187)	(3,979)	(8,300)	(8,040)
Net income from continuing operations	$(328)	$12,155	$5,386	$18,115

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015

U.S. Debit and Credit	$217,926	$221,274
U.S. Prepaid Debit	23,968	20,960
U.K. Limited	22,966	25,897
Other	12,274	12,222
Total assets:	$277,134	$280,353

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

U.S.	$4,421	$5,799	$6,823	$9,973
Canada	47	97	161	281
Total North America	4,468	5,896	6,984	10,254
U.K.	167	43	791	136
Total plant, equipment and leasehold improvement additions	$4,635	$5,939	$7,775	$10,390

Net Sales of Geographic Locations

Net sales of the Company’s geographic locations for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

U.S.	$61,018	$82,676	$135,454	$150,511
Canada	3,430	2,972	7,429	4,125
Total North America	64,448	85,648	142,883	154,636
U.K.	8,182	7,648	14,787	13,853
Other (a)	1,095	2,240	2,448	4,357
Total net sales	$73,725	$95,536	$160,118	$172,846

(a)	Amounts in Other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015

U.S.	$162,595	$164,377
Canada	3,056	2,254
Total North America:	165,651	166,631
U.K.	11,725	12,593
Total long-lived assets	$177,376	$179,224

Net Sales by Product and Services

Net sales from products and services sold by the Company for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Product net sales (a)	$40,095	$67,757	$95,053	$112,771
Services net sales (b)	33,630	27,779	65,065	60,075
Total net sales:	$73,725	$95,536	$160,118	$172,846

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

15.  Subsequent Events

On August 10, 2016, the Board of Directors approved a dividend of $0.045 per share. This dividend is payable on October 7, 2016, to stockholders of record as of the close of business on September 16, 2016.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, among others: material breaches in the security of our systems; market acceptance of developing technologies that make Financial Payment Cards less relevant; a slower or less widespread adoption of EMV and Dual-Interface EMV technology than we anticipate; difficulties in our production processes; defects in our software; our failure to operate our business in accordance with the PCI security standards or other industry standards such as Payment Card Brand certification standards; extension of card expiration cycles; a decline in U.S. and global market and economic conditions; failure to identify, attract and retain new customers or a failure to maintain our relationships with our major customers; our substantial indebtedness; infringement on our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; failure to meet our customers’ demands in a timely manner; competition and/or price erosion in the payment card industry; costs relating to product defects and product liability and warranty claims; our dependence on licensing arrangements; inability to renew leases for our facilities; interruptions in our IT systems or production capabilities; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; non-compliance with, and changes in, laws in foreign jurisdictions in which we operate and sell our products; challenges related to our acquisition strategy; our dependence on specialized equipment from third party suppliers; and other risk factors or uncertainties identified from time to time in our filings with the SEC. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 24, 2016. CPI Card Group Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Summary

During the three months ended June 30, 2016, net sales decreased 22.8% from the same period in 2015, to $73.7 million, and gross profit decreased 36.6% to $22.7 million. The gross profit margin for the three months ended June 30, 2016 was 30.8%, compared to 37.5% in the second quarter of 2015.

During the six months ended June 30, 2016, net sales decreased 7.4% from the same period in 2015, to $160.1 million, and gross profit decreased 14.6% to $52.4 million. The gross profit margin for the three months ended June 30, 2016 was 32.7%, compared to 35.5% in the first six months of 2015.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations and comprehensive (loss) income for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net sales:
Products	$40,095	$67,757	$95,053	$112,771
Services	33,630	27,779	65,065	60,075
Total net sales	73,725	95,536	160,118	172,846
Cost of sales	51,018	59,701	107,719	111,503
Gross profit	22,707	35,835	52,399	61,343
Operating expenses	18,177	16,148	34,204	29,959
Income from operations	4,530	19,687	18,195	31,384
Other income (expense):
Interest, net	(5,068)	(1,616)	(10,101)	(3,505)
Foreign exchange gain (loss)	34	27	(68)	149
Other expense, net	15	73	13	61
Income before taxes	(489)	18,171	8,039	28,089
Income tax benefit (expense)	161	(6,016)	(2,653)	(9,974)
Net (loss) income from continuing operations	(328)	12,155	5,386	18,115
Income from a discontinued operation	—	—	—	281
Net (loss) income	$(328)	$12,155	$5,386	$18,396

Segment Discussion

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

Net Sales

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$50,808	$73,354	$(22,546)	(30.7)%
U.S. Prepaid Debit	11,991	12,392	(401)	(3.2)%
U.K. Limited	7,989	7,679	310	4.0%
Other	3,678	5,819	(2,141)	(36.8)%
Eliminations	(741)	(3,708)	2,967	* %
Total	$73,725	$95,536	$(21,811)	(22.8)%

Net sales for the three months ended June 30, 2016 decreased $21.8 million, or 22.8%, to $73.7 million compared to $95.5 million for the three months ended June 30, 2015. The decrease in net sales was due to a 30.7% decline in U.S. Debit and Credit, a 3.2% decline in U.S. Prepaid Debit and a 36.8% decline in Other, offset by growth of 4.0% in U.K. Limited.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended June 30, 2016 decreased $22.5 million, or 30.7%, to $50.8 million compared to $73.4 million for the three months ended June 30, 2015. The decrease in net sales was primarily due to a $26.7 million decrease in EMV related revenue and a $1.5 million decrease in magnetic stripe card and other sales, partially offset by an increase of $5.7 million from growth in card personalization and fulfillment.

The decrease in EMV revenue is due to a reduction of EMV card purchases from the large issuers and processors, reflecting the carryover impact of overstocked EMV card inventories purchased in 2015.  For the three months ended June 30, 2016, we sold 22.5 million EMV cards at an Average Selling Price (“ASP”) of $0.94 compared to 49.8 million EMV cards at an ASP of $0.96 for the three months ended June 30, 2015.  The decrease in ASP during the three months ended June 30, 2016 compared to June 30, 2015 is primarily due to lower prices experienced with large issuer customers from increased competition, partially offset by a smaller percentage of our EMV card shipments going to large issuer customers and a larger percentage going to small issuer customers.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended June 30, 2016 decreased $0.4 million, or 3.2%, to $12.0 million compared to $12.4 million for the three months ended June 30, 2015. The decrease was driven primarily by isolated reductions in volumes with certain customers, offsetting growth with other prepaid customers.

U.K. Limited:

Net sales for U.K. Limited for the three months ended June 30, 2016 increased $0.3 million, or 4.0%, to $8.0 million compared to $7.7 million for the three months ended June 30, 2015.  Net of foreign currency exchange rate fluctuations, the growth is attributed to an increase in retail gift and loyalty card personalization services of $1.1 million, offset by a decrease in card manufacturing sales of $0.8 million from lower average prices.  Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a $0.6 million reduction of net sales in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Other:

Net sales in Other decreased $2.1 million, or 36.8%, to $3.7 million during the three months ended June 30, 2016 compared to $5.8 million in the three months ended June 30, 2015 primarily due to the shut down of the Petersfield, U.K. operation in August 2015. The Petersfield, U.K. operation contributed $2.1 million of sales during the three months ended June 30, 2015. See Note 14, “Segment Reporting” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Petersfield, U.K. shut down.  Increased net sales in Canada were offset by a $0.2 million reduction relating to fluctuations in the exchange rate between the United States dollar and the Canadian dollar, resulting in an immaterial change quarter over quarter.

Cost of Sales

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$35,097	$44,842	$(9,745)	(21.7)%
U.S. Prepaid Debit	7,834	7,784	50	0.6%
U.K. Limited	5,950	5,638	312	5.5%
Other	2,785	4,476	(1,691)	(37.8)%
Eliminations	(648)	(3,039)	2,391	* %
Total	$51,018	$59,701	$(8,683)	(14.5)%

Cost of sales for the three months ended June 30, 2016 decreased $8.7 million, or 14.5%, to $51.0 million compared to $59.7 million for the three months ended June 30, 2015. The decrease in cost of sales was driven primarily by a 21.7% decrease in U.S. Debit and Credit, and a 37.8% decrease in Other, partially offset by a 5.5% increase to U.K. Limited cost of sales.

U.S. Debit and Credit:

Cost of sales for U.S. Debit and Credit for the three months ended June 30, 2016 decreased $9.7 million, or 21.7%, to $35.1 million compared to $44.8 million for the three months ended June 30, 2015.  The decrease was driven by lower EMV chip card sales volumes resulting in lower corresponding EMV manufacturing costs.  The decrease was partially offset by increased cost of sales from growth in card personalization, fulfillment and other services.

U.S. Prepaid Debit:

Cost of sales for U.S. Prepaid Debit was $7.8 million for both the three months ended June 30, 2016 and 2015.  Decreased materials costs of $0.2 million driven by decreased net sales during the second quarter, were offset by a corresponding increase in labor and overhead costs.

U.K. Limited:

Cost of sales for U.K. Limited for the three months ended June 30, 2016 increased $0.3 million, or 5.5%, to $6.0 million compared to $5.6 million for the three months ended June 30, 2015, net of foreign currency exchange rate fluctuations. Increased cost of sales related to increased net sales activity in card personalization and fulfillment services and increased packaging material costs used in the services business. Foreign currency exchange rate fluctuations between the United States dollar and the British Pound resulted in a $0.4 million reduction of cost of sales in the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Other:

Cost of sales in Other decreased $1.7 million, or 37.8%, to $2.8 million during the three months ended June 30, 2016 compared to $4.5 million in the three months ended June 30, 2015.  Our Petersfield, U.K. operation, which was shut down in August 2015, contributed $1.9 million of costs during the three months ended June 30, 2015. Offsetting the decrease from the shut down of the Petersfield, U.K. operation was a $0.1 million increase in cost of sales in Canada, net of the impact of foreign currency exchange rate fluctuations.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$15,711	30.9%	$28,512	38.9%	$(12,801)	(44.9)%
U.S. Prepaid Debit	4,157	34.7%	4,608	37.2%	(451)	(9.8)%
U.K. Limited	2,039	25.5%	2,041	26.6%	(2)	(0.1)%
Other	800	21.8%	674	11.6%	126	18.7%
Total	$22,707	30.8%	$35,835	37.5%	$(13,128)	(36.6)%

Gross profit for the three months ended June 30, 2016 decreased $13.1 million, or 36.6%, to $22.7 million compared to $35.8 million for the three months ended June 30, 2015. Gross profit margin for the three months ended June 30, 2016 decreased to 30.8% compared to 37.5% for the three months ended June 30, 2015.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended June 30, 2016 decreased $12.8 million, or 44.9%, to $15.7 million compared to $28.5 million during the three months ended June 30, 2015. The decrease in gross profit for U.S. Debit and Credit was primarily driven by the reduction in net sales discussed above. Gross profit margin for U.S. Debit and Credit for the three months ended June 30, 2016 decreased to 30.9% compared to 38.9% for the same period in the prior year due to lower overhead cost absorption attributed to reduced production volumes.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended June 30, 2016 decreased 9.8% to $4.2 million compared to $4.6 million for the three months ended June 30, 2015. The decrease in gross profit was driven by the decrease in net sales and increase in labor and overhead costs. Gross profit margin for U.S. Prepaid Debit for the three months ended June 30, 2016 decreased to 34.7% compared to 37.2% for the three months ended June 30, 2015.

U.K. Limited:

Gross profit for U.K. Limited was $2.0 million for both the three months ended June 30, 2016 and 2015.  Gross profit margin for U.K. Limited for the three months ended June 30, 2016 decreased to 25.5% compared to 26.6% for the three months ended June 30, 2015.  The decrease in gross profit margin was a result of the higher material costs noted above.

Other:

Other gross profit during the three months ended June 30, 2016 was $0.8 million compared to $0.7 million during the same period in 2015.

Operating Expenses

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$6,537	$6,372	$165	2.6%
U.S. Prepaid Debit	1,177	1,396	(219)	(15.7)%
U.K. Limited	1,474	1,555	(81)	(5.2)%
Other	8,989	6,825	2,164	31.7%
Total	$18,177	$16,148	$2,029	12.6%

Operating expenses for the three months ended June 30, 2016 increased $2.0 million, or 12.6%, to $18.2 million compared to $16.1 million for the three months ended June 30, 2015. The increase in operating expenses was driven primarily by a $2.2 million increase in Other expenses and a $0.2 million increase in U.S. Debit and Credit expenses, partially offset by a $0.2 million decrease in U.S. Prepaid Debit, and a $0.1 million decrease in U.K. Limited.

The $0.2 million increase in U.S. Debit and Credit was primarily driven by increased salaries and benefits to support growth in the card personalization business.

The $0.2 million decrease in U.S. Prepaid Debit was primarily driven by cost reductions in sales and administrative salaries.

The $2.2 million increase in Other was primarily driven by $1.9 million in patent litigation and related charges and $1.5 million in public company costs, partially offset by a $1.0 million reduction relating to the prior year shut down of the Petersfield U.K. operation.  Public Company costs included $0.4 million of legal and insurance costs, $0.4 million of accounting, reporting and public filing expenses, $0.5 million in salaries and benefits, board fees, contract labor and hiring expenses,  and $0.2 million in stock-based compensation expense.

Income from Operations and Operating Margin

	Three Months Ended June 30,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$9,174	18.1%	$22,140	30.2%	$(12,966)	(58.6)%
U.S. Prepaid Debit	2,980	24.9%	3,212	25.9%	(232)	(7.2)%
U.K. Limited	565	7.1%	486	6.3%	79	16.3%
Other	(8,189)	* %	(6,151)	* %	(2,038)	* %
Total	$4,530	6.1%	$19,687	20.6%	$(15,157)	(77.0)%

Income from operations for the three months ended June 30, 2016 decreased $15.2 million, or 77.0%, to $4.5 million compared to $19.7 million for the three months ended June 30, 2015. Operating margins for the three months ended June 30, 2016 decreased to 6.1% compared to 20.6% for the three months ended June 30, 2015.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended June 30, 2016 decreased $13.0 million, or 58.6%, to $9.2 million compared to $22.1 million for the three months ended June 30, 2015. Operating margins for the three months ended June 30, 2016 decreased to 18.1% compared to 30.2% for the three months ended June 30, 2015 due primarily to the lower sales volumes, the lower overhead cost absorption from the decline in EMV production volumes, and the increase in operating expenses, discussed above.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended June 30, 2016 decreased $0.2 million, or 7.2%, to $3.0 million compared to $3.2 million for the three months ended June 30, 2015. Operating margins for the three months ended June 30, 2016 decreased to 24.9% compared to 25.9% for the three months ended June 30, 2015 due to decreased sales activity, partially offset by the lower operating expenses discussed above.

U.K. Limited:

Income from operations for U.K. Limited for the three months ended June 30, 2016 increased to $0.6 million from $0.5 million due to the increased net sales noted above.

Other:

The loss from operations in Other was $8.2 million in the three months ended June 30, 2016 compared to $6.2 million in the three months ended June 30, 2015.  The increased loss was primarily attributable to the higher corporate expenses partially offset by the reduction in operating losses related to the prior year shut down of the Petersfield, U.K. operation, discussed above.

Interest, net:

Interest expense for the three months ended June 30, 2016 increased to $5.1 million compared to $1.6 million for the three months ended June 30, 2015. The increase in interest expense was driven by the $435.0 million First Lien Term Loan that the Company put in place in August 2015 in conjunction with the partial redemption of the Series A Preferred Stock.

Income tax benefit (expense):

During the three months ended June 30, 2016, there was an income tax benefit of $0.2 million compared to an income tax expense of $6.0 million for the three months ended June 30, 2015. The effective tax rate was 32.9% and 33.1% for the three months ended June 30, 2016 and 2015, respectively. The change in income taxes was driven by the reduction in income before income taxes during the quarter compared to the prior year quarter.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

Net Sales

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$115,899	$123,405	$(7,506)	(6.1)%
U.S. Prepaid Debit	24,332	29,823	(5,491)	(18.4)%
U.K. Limited	14,221	13,918	303	2.2%
Other	6,820	9,922	(3,102)	(31.3)%
Eliminations	(1,154)	(4,222)	3,068	* %
Total	$160,118	$172,846	$(12,728)	(7.4)%

Net sales for the six months ended June 30, 2016 decreased $12.7 million, or 7.4%, to $160.1 million compared to $172.8 million for the six months ended June 30, 2015. The decrease in net sales was due to a 6.1% decline in U.S. Debit and Credit, a 18.4% decline in U.S. Prepaid Debit and a 31.3% decline in Other, partially offset by a 2.2% increase in net sales in U.K. Limited compared to the same period in the prior year.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the six months ended June 30, 2016 decreased $7.5 million, or 6.1%, to $115.9 million compared to $123.4 million for the six months ended June 30, 2015. The decrease in net sales was primarily driven by a $13.1 million decrease in EMV related revenue, a $3.5 million decrease in net sales from non-EMV cards, including magnetic stripe cards, partially offset by a net sales increase from growth in card personalization, fulfillment and other services of $9.1 million.

The decrease in EMV revenue is the result of a reduced amount of EMV card purchases from the large issuers and processors, reflecting the carryover impact of overstocked EMV card inventories purchased in 2015.  For the six months ended June 30, 2016, we sold 63.9 million EMV cards at an ASP of $0.94 compared to 74.7 million EMV cards at an ASP of $0.98 for the six months ended June 30, 2015.  The decrease in ASP during the six months ended June 30, 2016 compared to 2015 is primarily due to lower prices experienced in the large issuer market from increased competition, partially offset by a smaller percentage of our EMV card shipments going to large issuer customers and a larger percentage going to small issuer customers.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the six months ended June 30, 2016 decreased $5.5 million, or 18.4%, to $24.3 million compared to $29.8 million for the six months ended June 30, 2015. The decrease was driven primarily by our largest customer for this segment refreshing its packaging designs in the six months ended June 30, 2015, which resulted in unusually large sales in 2015 that did not recur at the same levels in the six months ended June 30, 2016.

U.K. Limited:

Net sales for U.K. Limited for the six months ended June 30, 2016 increased $0.3 million, or 2.2%, to $14.2 million compared to $13.9 million for the six months ended June 30, 2015.  The growth is attributable to an increase in retail gift and loyalty card personalization services of $1.3 million, partially offset by a $1.0 million decrease in card manufacturing sales from lower average prices, both net of foreign currency exchange rate fluctuations.  Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a $0.9 million reduction of net sales in the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Other:

Net sales for Other decreased $3.1 million, or 31.3%, to $6.8 million during the six months ended June 30, 2016 compared to $9.9 million in the six months ended June 30, 2015 relating primarily to the shut down of the Petersfield, U.K. operation in August 2015.  The Petersfield, U.K. operation contributed $3.9 million in net sales during the six months ended June 30, 2015. See Note 14, “Segment Reporting” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Petersfield, U.K. shut down.  Offsetting the decrease related to the Petersfield, U.K. operation was a $0.8 million increase to net sales in Canada, net of foreign currency exchange rate fluctuations. Fluctuations in the exchange rate between the United States dollar and the Canadian dollar resulted in a $0.5 million reduction of net sales during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Cost of Sales

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$77,028	$78,098	$(1,070)	(1.4)%
U.S. Prepaid Debit	16,099	18,526	(2,427)	(13.1)%
U.K. Limited	10,573	10,550	23	0.2%
Other	5,102	7,955	(2,853)	(35.9)%
Eliminations	(1,083)	(3,626)	2,543	* %
Total	$107,719	$111,503	$(3,784)	(3.4)%

Cost of sales for the six months ended June 30, 2016 decreased $3.8 million, or 3.4%, to $107.7 million compared to $111.5 million for the six months ended June 30, 2015. The decrease in cost of sales was driven primarily by a 1.4% decrease in U.S. Debit and Credit, a 13.1% decrease in U.S. Prepaid Debit, and a 35.9% decrease in Other.

U.S. Debit and Credit:

Cost of sales for U.S. Debit and Credit for the six months ended June 30, 2016 decreased $1.1 million, or 1.4%, to $77.0 million compared to $78.1 million for the six months ended June 30, 2015.  The decrease was driven by lower EMV chip card sales volumes resulting in lower corresponding EMV manufacturing costs.  The decrease was partially offset by increased cost of sales from growth in card personalization, fulfillment and other services.

U.S. Prepaid Debit:

Cost of sales for U.S. Prepaid Debit for the six months ended June 30, 2016 decreased $2.4 million, or 13.1%, to $16.1 million compared to $18.5 million for the six months ended June 30, 2015. The decrease in cost of sales was primarily driven by a decrease in materials and labor costs, which correspond with the decrease in net sales described above.

U.K. Limited:

Cost of sales for U.K. Limited was $10.6 million for both the six months ended June 30, 2016 and 2015. Increases in cost of sales related to increased net sales activity were offset by foreign currency exchange rate fluctuations between the United States dollar and the British Pound of $0.7 million.

Other:

Cost of sales in Other decreased $2.9 million, or 35.9%, to $5.1 million during the six months ended June 30, 2016 compared to $8.0 million in the six months ended June 30, 2015.  Our Petersfield, U.K. operation, which was shut down in August 2015, contributed $3.7 million of cost of sales during the six months ended June 30, 2015. Offsetting the decrease from the shut down of the Petersfield, U.K. operation was a $0.6 million increase in cost of sales in Canada related to the increased net sales noted above, net of foreign currency exchange rate fluctuations.

Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$38,871	33.5%	$45,307	36.7%	$(6,436)	(14.2)%
U.S. Prepaid Debit	8,233	33.8%	11,297	37.9%	(3,064)	(27.1)%
U.K. Limited	3,648	25.7%	3,368	24.2%	280	8.3%
Other	1,647	24.1%	1,371	13.8%	276	20.1%
Total	$52,399	32.7%	$61,343	35.5%	$(8,944)	(14.6)%

Gross profit for the six months ended June 30, 2016 decreased $8.9 million, or 14.6%, to $52.4 million compared to $61.3 million for the six months ended June 30, 2015. Gross profit margin for the six months ended June 30, 2016 decreased to 32.7% compared to 35.5% for the six months ended June 30, 2015.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the six months ended June 30, 2016 decreased $6.4 million, or 14.2%, to $38.9 million compared to $45.3 million during the six months ended June 30, 2015. The decrease in gross profit for U.S. Debit and Credit was primarily a result of decreased EMV revenues offset by growth in our card personalization and fulfillment services. Gross profit margin for the U.S. Debit and Credit segment for the six months ended June 30, 2016 decreased to 33.5% compared to 36.7% for the six months ended June 30, 2015 due to lower overhead cost absorption attributed to reduced production volumes.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the six months ended June 30, 2016 decreased 27.1% to $8.2 million compared to $11.3 million for the six months ended June 30, 2015. The decrease in gross profit was primarily driven by the decrease in net sales. Gross profit margin for U.S. Prepaid Debit for the six months ended June 30, 2016 decreased to 33.8% compared to 37.9% for the six months ended June 30, 2015 due to lower overhead cost absorption, and higher labor costs as a percent of sales.

U.K. Limited:

Gross profit for U.K. Limited for the six months ended June 30, 2016 increased 8.3% to $3.6 million compared to $3.4 million during the six months ended June 30, 2015. The increase in gross profit was driven primarily by an increase in net sales related to our card personalization and fulfillment services, partially offset by increased labor costs and foreign currency exchange rate fluctuations. Gross profit margin for U.K. Limited for the six months ended June 30, 2016 increased to 25.7% compared to 24.2% for the six months ended June 30, 2015.

Other:

Other gross profit during the six months ended June 30, 2016 increased 20.1% to $1.6 million compared to $1.4 million during the same period in 2015.  The increase was primarily due to gross profit increases in Canada due to increased net sales, partially offset by foreign currency exchange rate fluctuations.

Operating Expenses

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$12,633	$12,191	$442	3.6%
U.S. Prepaid Debit	2,565	2,773	(208)	(7.5)%
U.K. Limited	2,993	2,932	61	2.1%
Other	16,013	12,063	3,950	32.7%
Total	$34,204	$29,959	$4,245	14.2%

Operating expenses for the six months ended June 30, 2016 increased $4.2 million, or 14.2%, to $34.2 million compared to $30.0 million for the six months ended June 30, 2015. The increase in operating expenses was driven primarily by a $4.0 million increase in Other expenses and a $0.4 million increase in U.S. Debit and Credit expenses, partially offset by a $0.2 million decrease in U.S. Prepaid Debit.

The $0.4 million increase in U.S. Debit and Credit was primarily driven by increased salaries and benefits to support growth in the card personalization business.

The $0.2 million decrease in U.S. Prepaid Debit was primarily driven by cost reductions in sales and administrative salaries.

The $4.0 million increase in Other was driven by public company costs of $2.9 million, litigation and related charges of $1.9 million, and an increase in other corporate expenses of $0.8 million (primarily related to increases in consulting and contract labor costs, and information technology expenses).  These increases were partially offset by a $1.7 million reduction of expenses relating to the prior year shut down of the Petersfield, U.K. operation. Public company costs included $0.7 million of legal and insurance costs, $0.8 million of accounting, reporting and public filing costs, $1.1 million in salaries and benefits, board fees, contract labor and hiring expenses, and $0.3 million in stock-based compensation expense.

Income from Operations and Operating Margin

	Six Months Ended June 30,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$26,238	22.6%	$33,116	26.8%	$(6,878)	(20.8)%
U.S. Prepaid Debit	5,668	23.3%	8,524	28.6%	(2,856)	(33.5)%
U.K. Limited	655	4.6%	436	3.1%	219	50.2%
Other	(14,366)	* %	(10,692)	* %	(3,674)	* %
Total	$18,195	11.4%	$31,384	18.2%	$(13,189)	(42.0)%

Income from operations for the six months ended June 30, 2016 decreased $13.2 million, or 42.0%, to $18.2 million compared to $31.4 million for the six months ended June 30, 2015. Operating margins for the six months ended June 30, 2016 decreased to 11.4% compared to 18.2% for the six months ended June 30, 2015.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the six months ended June 30, 2016 decreased $6.9 million, or 20.8%, to $26.2 million compared to $33.1 million for the six months ended June 30, 2015. Operating margins for the six months ended June 30, 2016 decreased to 22.6% compared to 26.8% for the six months ended June 30, 2015 due primarily to the lower sales volumes, the lower overhead cost absorption attributed to the reduced production volumes, and the increased operating expenses, discussed above.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the six months ended June 30, 2016 decreased $2.9 million, or 33.5%, to $5.7 million compared to $8.5 million for the six months ended June 30, 2015. Operating margins for the six months ended June 30, 2016 decreased to 23.3% compared to 28.6% for the six months ended June 30, 2015 for the reasons discussed above.

U.K. Limited:

Income from operations for U.K. Limited for the six months ended June 30, 2016 increased to $0.7 million, or 50.2%, from $0.4 million, for the reasons discussed above.

Other:

The $14.4 million loss from operations in Other in the six months ended June 30, 2016 compared to $10.7 million in the six months ended June 30, 2015.  The increased loss was primarily attributable to the higher corporate expenses, partially offset by reduced operating losses related to the shut down of the Petersfield, U.K. operation, discussed above.

Interest, net:

Interest expense for the six months ended June 30, 2016 increased to $10.1 million compared to $3.5 million for the six months ended June 30, 2015. The increase in interest expense was driven by the $435.0 million First Lien Term Loan that the Company put in place in August 2015 in conjunction with the partial redemption of the Series A Preferred Stock.

Income tax benefit (expense):

Income tax expense for the six months ended June 30, 2016 decreased $7.3 million to $2.7 million compared to $10.0 million for the six months ended June 30, 2015, driven by the decrease in income before taxes and by a reduced effective tax rate. The effective tax rate was 33.0% and 35.5% for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate was higher in the prior year period primarily due to the impact of foreign and state income taxes.

Liquidity and Capital Resources

As of June 30, 2016, we had $31.5 million of cash and cash equivalents. Of this amount, $4.2 million was held in accounts outside of the United States.

On August 17, 2015, we entered into a new First Lien Credit Facility with a syndicate of lenders, consisting of the $435.0 million First Lien Term Loan and the $40.0 million Revolving Credit Facility. The First Lien Term Loan and Revolving Credit Facility mature on August 17, 2022 and August 17, 2020, respectively.

At the Company's election, interest rates under the First Lien Credit Facility are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.50% or a base rate plus a margin of 3.50%. Letters of credit are subject to a 0.125% fronting fee payable to the issuing bank and a fee payable to the revolving lenders equal to the margin applicable to Eurodollar revolving loans. In addition, we are required to pay an unused commitment fee ranging from 0.50% per annum to 0.375% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as our total net leverage ratio declines.

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

As of June 30, 2016, the Company was in compliance with all covenants under the First Lien Credit Facility. At June 30, 2016, there were $312.5 million of outstanding borrowings under the First Lien Term Loan, and we have $39.9 million of availability under the Revolving Credit Facility.  The Company has a promissory note for $9.0 million with certain sellers of EFT Source whereby principal and unpaid interest is due to the sellers in September 2016.

During the second quarter of 2016, the Board of Directors approved a $20.0 million stock repurchase plan up to a maximum of 2,827,105 shares over a twelve month period.  During the three months ended June 30, 2016, there were there were 1,439,422 common shares repurchased for $6.0 million, at an average cost of $4.17 per share, including commissions. At June 30, 2016, $14.0 million remained available under the share repurchase authorization, up to a maximum of 1,387,683 shares.

On May 11, 2016, our Board of Directors approved a dividend of $0.045 per share.  This dividend was paid on July 7, 2016 to stockholders of record as of the close of business on June 17, 2016. The accrued dividend of $2.5 million is reflected in “Accrued expenses” in our Condensed Consolidated Balance Sheet as of June 30, 2016.  Our current quarterly cash dividend rate is $0.045 per share, or $0.18 per share on an annualized basis.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital for at least the next 12 months.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2016 was $33.2 million compared to $18.9 million during the six months ended June 30, 2015.  The increase in cash provided by operating activities was driven by a net increase in cash flows from working capital, particularly from a decrease in accounts receivable, which was partially offset by a decrease in net income of $13.0 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 was $7.0 million, which related to capital expenditures.  During the six months ended June 30, 2015, cash used in investing activities was $5.5 million, consisting of $10.5 million of capital expenditures, partially offset by $5.0 million of cash provided from the sale of our Nevada operation.  Capital expenditures were higher in the six months ended June 30, 2015 compared to 2016 because of elevated capital spending to prepare for the U.S. EMV conversion.

Financing Activities

During the six months ended June 30, 2016, cash used in financing activities was $8.1 million, and related primarily to share repurchases and dividend payments of $6.0 million and $2.5 million, respectively.  These items were partially offset by excess tax benefits associated with stock option exercises.  Cash used in financing activities was $13.3 million during the six months ended June 30, 2015, which consisted of $12.3 million in payments made on senior term loans, $0.6 million of payments of deferred stock issuance costs, and $0.4 million of payments made to redeem preferred and common stock.

Contractual Obligations

During the six months ended June 30, 2016, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2015, for which there were no material changes as of June 30, 2016, included:

•	Revenue Recognition;
•	Multiple-Element Arrangements;
•	Impairment Assessments of Goodwill and Long-Lived Assets;
•	Inventory Valuation;
•	Stock-Based Compensation; and
•	Income Taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   As of June 30, 2016, there have been no material changes in market risk for key input prices, labor and benefits costs, interest rate risk, foreign currency exchange rates, or pricing from those included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to assure that information required to be disclosed in our

Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2016 due to the unremediated material weakness in our internal controls over financial reporting described below. Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Except for the continued remediation efforts described herein, there has been no change in our internal controls over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II — Other Information

Item 1. Legal Proceedings

Gemalto S.A. v. CPI Card Group Inc.

On July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation in the matter captioned Gemalto S.A. v. CPI Card Group Inc. pending the U.S. Patent Trial and Appeal Board’s consideration of the Company’s challenge to the patentability of asserted claims that was filed on May 31, 2016 which are the subject of the litigation.

The suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015. The now-stayed complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard. Gemalto’s patent will expire in 2017. The Company successfully moved to transfer the lawsuit to the United States District Court for the District of Colorado where it is currently stayed.  On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s IPO and business relationships. Gemalto answered the Company’s counterclaims on February 5, 2016. On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringed upon Gemalto’s patent—only named CPI products that incorporate microchips supplied by two specific vendors.

On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado.  On May 25, 2016, CPI moved to dismiss Gemalto's case because the patent's claims are not patentable under 35 U.S.C. 101.  A motion to stay that litigation has also been filed but not yet decided.

            Management believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend these suits vigorously. However, the Company may incur material legal expenses, and no assurance can be given that these matters will be resolved in our favor, and if determined adversely, whether indemnification will be received. Accordingly, it is not yet possible to reliably determine any potential liability that could result from these matters in the event of an adverse determination.

Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc.

On June 15, 2016, two purported CPI shareholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc., in the United States District Court for the Southern District of New York against CPI and certain of its officers and directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 IPO. The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement issued in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933 (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii)  capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, the remainder of the fiscal year ending December 31, 2015, and the fiscal year ending December 31, 2016. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

On July 13, 2016, the parties submitted a stipulation and proposed order to the Court that, subject to the Court’s approval, will consolidate the Vance and Chipman actions and provide for a schedule for the consolidated case following the appointment of lead plaintiff and lead counsel pursuant the Private Securities Litigation Reform Act. The Court has scheduled a preliminary conference for September 15, 2016.

CPI believes these claims are without merit and intends to defend these suits vigorously.

In addition to the matters described above, we are subject to routine legal proceedings in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors other than described below.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union could have a material adverse effect on our business and results of operations.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of the foregoing could adversely impact our U.K. operations, which accounted for 9.2% and 8.9% of our net sales for the year ended December 31, 2015 and the six months ended June 30, 2016, respectively.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, including the British Pound. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2016, we purchased 1,439,422 shares of common stock for an aggregate purchase price of $6.0 million under our share repurchase program.  A summary of our common stock repurchases during the three months ended June 30, 2016 under our share repurchase program is set forth in the following table:

				Approximate Dollar
			Total number of	Value of Shares that
			Shares Purchased	may yet be Purchased
	Total Number of	Weighted Average	As Part of Publicly	under the Program (1)
	Shares Purchased (1)	Price Paid Per Share (2)	Announced Program	(in thousands)
April 1, 2016 through April 30, 2016	—	$ n/a	—	$20,000
May 1, 2016 through May 31, 2016	531,083	3.70	531,083	18,037
June 1, 2016 through June 30, 2016	908,339	4.45	908,339	13,992

(1)

In the second quarter of fiscal year 2016, the Board of Directors approved a stock repurchase program that authorizes repurchases of $20.0 million of the Company’s common stock, up to a maximum of 2,827,105 common shares of the Company over the next twelve months.  The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions.

(2)	Weighted-average price paid per share includes commissions.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

/s/ David Brush
David Brush
Chief Financial Officer

August 11, 2016

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