Form 10-Q
period 2016-09-30
CPI Card Group Inc.
filed 2016-11-10
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016.

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

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of November 4, 2016: 55,293,251

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,270	$13,606
Accounts receivable, net of allowances of $269 and $212, respectively	42,663	52,538
Inventories	23,384	25,640
Prepaid expenses and other current assets	4,203	4,260
Income taxes receivable	1,234	4,975
Total current assets	92,754	101,019
Plant, equipment and leasehold improvements, net	55,098	52,113
Intangible assets, net	50,355	53,988
Goodwill	72,339	73,123
Other assets	166	110
Total assets	$270,712	$280,353
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$13,408	$17,832
Accrued expenses	15,598	11,315
Deferred revenue and customer deposits	5,082	3,874
Current maturities of long-term debt	—	9,000
Total current liabilities	34,088	42,021
Long-term debt, net of current maturities	301,437	300,000
Deferred income taxes	23,112	24,073
Other long-term liabilities	1,030	869
Total liabilities	359,667	366,963
Commitments and contingencies (Note 12)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; no shares issued and outstanding	—	—
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 55,293,251 and 56,542,116 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	55	56
Capital deficiency	(115,778)	(119,028)
Accumulated earnings	32,481	36,661
Accumulated other comprehensive loss	(5,713)	(4,299)
Total stockholders’ deficit	(88,955)	(86,610)
Total liabilities and stockholders’ deficit	$270,712	$280,353

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales:
Products	$37,482	$65,567	$132,535	$178,338
Services	43,720	42,130	108,785	102,205
Total net sales	81,202	107,697	241,320	280,543
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	23,583	39,870	87,248	111,017
Services (exclusive of depreciation and amortization shown below)	25,855	22,463	64,682	58,047
Depreciation and amortization	2,701	2,315	7,928	7,087
Total cost of sales	52,139	64,648	159,858	176,151
Gross profit	29,063	43,049	81,462	104,392
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	15,838	14,485	46,969	41,175
Depreciation and amortization	1,529	1,503	4,602	4,771
Restructuring charges (Note 1)	—	681	—	681
Total operating expenses	17,367	16,669	51,571	46,627
Income from operations	11,696	26,380	29,891	57,765
Other expense, net:
Interest, net	(5,008)	(4,624)	(15,109)	(8,129)
Foreign currency (loss) gain	(124)	(34)	(192)	115
Loss on debt modification and early extinguishment	—	(703)	—	(703)
Other income, net	3	295	17	356
Total other expense, net	(5,129)	(5,066)	(15,284)	(8,361)
Income before income taxes	6,567	21,314	14,607	49,404
Income tax expense	(2,541)	(6,554)	(5,194)	(16,528)
Net income from continuing operations	4,026	14,760	9,413	32,876
Discontinued operations:
Loss from a discontinued operation, net of taxes (Note 2)	—	—	—	(606)
Gain on sale of a discontinued operation, net of taxes (Note 2)	—	—	—	887
Net income	$4,026	$14,760	$9,413	$33,157
Preferred stock dividends	—	(7,096)	—	(32,454)
Income attributable to common stockholders	$4,026	$7,664	$9,413	$703

Basic and diluted earnings per share:
Continuing operations	$0.07	$0.19	$0.17	$0.01
Discontinued operation	—	—	—	0.01
	$0.07	$0.19	$0.17	$0.02

Dividends declared per common share	$0.045	$—	$0.135	$—

Comprehensive Income
Net income	$4,026	$14,760	$9,413	$33,157
Currency translation adjustment	(465)	(878)	(1,414)	(1,224)
Total comprehensive income	$3,561	$13,882	$7,999	$31,933

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$9,413	$33,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,530	11,858
Stock-based compensation expense	2,785	2,137
Amortization of debt issuance costs and debt discount	1,437	594
Loss on debt modification and early extinguishment	—	703
Loss on sale of a discontinued operation	—	1,039
Excess tax benefits from stock-based compensation	(526)	—
Deferred income taxes	(445)	11,304
Other, net	220	1,162
Changes in operating assets and liabilities:
Accounts receivable	9,053	(13,045)
Inventories	1,978	(5,719)
Prepaid expenses and other assets	(32)	(1,130)
Income taxes	4,522	(6,264)
Accounts payable	(4,352)	1,893
Accrued expenses	1,699	4,057
Deferred revenue and customer deposits	1,307	3,207
Other liabilities	183	(523)
Cash provided by operating activities	39,772	44,430
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(12,369)	(13,866)
Proceeds from sale of a discontinued operation	—	5,000
Cash used in investing activities	(12,369)	(8,866)
Financing activities
Payment of long-term debt	—	(170,929)
Payment of Sellers Note	(9,000)	—
Proceeds from First Lien Term Loan	—	435,000
Loan issuance costs	—	(17,773)
Dividend distribution on Series A Preferred Stock	—	(220,742)
Redemption of preferred and common stock	—	(55,992)
Common stock repurchased	(6,008)	—
Dividends paid on common stock	(5,031)	—
Proceeds from employee note receivable	—	108
Excess tax benefits from stock-based compensation	526	—
Payment of deferred IPO cost	—	(2,138)
Cash used in financing activities	(19,513)	(32,466)
Effect of exchange rates on cash	(226)	(181)
Net increase in cash and cash equivalents:	7,664	2,917
Cash and cash equivalents, beginning of period	13,606	12,941
Cash and cash equivalents, end of period	$21,270	$15,858
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$10,718	$3,772
Income taxes paid, net of refunds	$1,113	$9,586

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

Certain prior year amounts were reclassified to conform to the current year presentation.

The Company sold its non-secure operation located in Nevada on January 12, 2015 (the “Nevada Sale”) pursuant to an asset purchase agreement for $5,000 in cash. The Nevada operations primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands.  See Note 2, “Discontinued Operation and Disposition.”

In August 2015, the Company completed its shut-down and closure of its operation in Petersfield, United Kingdom.  Petersfield primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands.  Accordingly, the Company accrued facility contract termination costs of $681 in the three and nine months ended September 30, 2015.

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

The Nevada operations recognized a loss of $606 for the nine months ended September 30, 2015, net of an income tax benefit of $404.

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

There was no recorded activity related to this transaction during the three months ended September 30, 2015.

3. Inventories

Inventories are summarized below:

	September 30, 2016	December 31, 2015

Raw materials	$9,923	$10,549
Work-in-process	10,499	11,460
Finished goods	2,962	3,631
	$23,384	$25,640

4. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	September 30, 2016	December 31, 2015

Buildings	$2,242	$2,565
Machinery and equipment	58,173	57,482
Furniture, fixtures and computer equipment	6,969	4,440
Leasehold improvements	17,047	15,856
Construction in progress	7,570	2,373
	92,001	82,716
Less accumulated depreciation and amortization	(36,903)	(30,603)
	$55,098	$52,113

For the Company’s continuing operations, amounts recorded for the depreciation of plant, equipment and leasehold improvements was $3,098 and $2,673 for the three months ended September 30, 2016 and 2015, respectively, and $9,124 and $8,424 for the nine months ended September 30, 2016 and 2015, respectively.

5. Goodwill and Other Intangible Assets

Goodwill of $72,339 at September 30, 2016 is attributable to the Company’s segments as follows: U.S. Debit and Credit $64,330; U.K. Limited $6,211; and Other $1,798. The change in goodwill from December 31, 2015 to September 30, 2016 was a result of foreign currency translation adjustments, primarily in the U.K. Limited segment.

Intangible assets consist of customer relationships, technology and software, non-compete agreements, favorable leases and trademarks. Total intangible assets are being amortized over a weighted-average useful life of 16 years. The changes in the cost basis of the intangibles from December 31, 2015 to September 30, 2016 are related to foreign currency translations. Intangible amortization expense was $1,132 and $1,145 for the three months ended September 30, 2016 and 2015, respectively.  Intangible amortization expense was $3,406 and $3,433 for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016 and December 31, 2015, intangible assets, excluding goodwill, were comprised of the following:

				September 30, 2016			December 31, 2015
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$59,165	$(20,183)	$38,982	$59,612	$(17,747)	$41,865
Technology and software	7	to	10	7,101	(1,935)	5,166	7,101	(1,238)	5,863
Non-compete agreements	5	to	8	491	(315)	176	491	(270)	221
Favorable leases		9.5		111	(109)	2	111	(101)	10
Intangible assets subject to amortization				66,868	(22,542)	44,326	67,315	(19,356)	47,959
Trademarks (indefinite-lived)				6,029	—	6,029	6,029	—	6,029
				$72,897	$(22,542)	$50,355	$73,344	$(19,356)	$53,988

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of September 30, 2016 is as follows:

2016 (remaining 3 months)	$1,128
2017	4,514
2018	4,514
2019	4,494
2020	4,454
Thereafter	25,222
$44,326

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

The Company’s financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value as of	Fair Value Measurement at September 30, 2016
	September 30,	(Using Fair Value Hierarchy)
	2016	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$304,688	$—	$304,688	$—

	Fair Value as of	Fair Value Measurement at December 31, 2015
	December 31,	(Using Fair Value Hierarchy)
	2015	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$309,375	$—	$309,375	$—
Sellers Note	$9,000	$—	$—	$9,000

7. Long-Term Debt and Credit Facility

As of September 30, 2016 and December 31, 2015, long-term debt and credit facilities consist of the following:

	Interest	September 30,	December 31,
	Rate (1)	2016	2015
First lien term loan facility	5.5%	$312,500	$312,500
Sellers note	5.0%	—	9,000
Unamortized discount		(3,963)	(4,459)
Unamortized deferred financing costs		(7,100)	(8,041)
Total long-term debt		301,437	309,000
Less current maturities of long-term debt		—	(9,000)
Long-term debt, excluding current maturities		$301,437	$300,000

(1)	Interest rate at September 30, 2016

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions.  As of September 30, 2016, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an excess cash flow calculation, beginning as of the year ending December 31, 2016.

The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times EBITDA.

As of September 30, 2016, the Company did not have any outstanding borrowings under the Revolving Credit Facility. The Company has one outstanding letter of credit for the security deposit on a real property lease agreement. This letter of credit totals $50, reducing availability under the Revolving Credit Facility to $39,950. The Company pays a fee on the outstanding letter of credit at the applicable margin, which was 4.50% as of September 30, 2016, in addition to a fronting fee of 0.125% per annum.

Sellers Note

The Company entered into a subordinated, unsecured promissory note for $9,000 (“Sellers Note”) with certain sellers of EFT Source, Inc. (“EFT Source”) in connection with its acquisition of EFT Source on September 2, 2014. All principal and unpaid interest under the Sellers Note was due and paid to the sellers on September 2, 2016.  Interest on the Sellers Note accrued at 5.0% per annum and was paid quarterly.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance.  These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

8. Income Taxes

During the three months ended September 30, 2016, the Company recognized an income tax expense of $2,541 on pre-tax income of $6,567, representing an effective income tax rate of 38.7%, compared to an income tax expense from continuing operations of $6,554 on pre-tax income of $21,314, representing an effective tax rate of 30.7% during the three months ended September 30, 2015.

During the nine months ended September 30, 2016, the Company recognized an income tax expense of $5,194 on pre-tax income of $14,607, representing an effective income tax rate of 35.6%, compared to an income tax expense from continuing operations of $16,528 on pre-tax income of $49,404, representing an effective tax rate of 33.5% during the nine months ended September 30, 2015.  The increase in the effective tax rate for the nine months ended September 30, 2016 compared to the same period in the prior year was primarily due to the impact of state taxes.

The effective tax rates for all periods presented also differ from the federal U.S. statutory rate primarily due to a benefit from permanent deductions related to credits for domestic production activities and the impact of state and foreign income taxes.

9. Series A Preferred Stock

There were no outstanding shares of Series A Preferred Stock as of September 30, 2016 or December 31, 2015.  On August 17, 2015, the Company redeemed 62,140 shares of Series A Preferred Stock for $276,688, at $4,446.70 per share. Of the $276,688 redemption amount, $55,946 was treated as a return of capital and $220,742 was treated as a dividend. During the nine months ended September 30, 2015, the Company redeemed a total of 62,233 shares of Series A Preferred Stock at prices ranging from $3,950.33 to $4,446.70 per share.  In addition, Series A Preferred Stock accrued dividends were $7,096 and $32,454 during the three and nine months ended September 30, 2015, respectively.

10. Stockholders’ Equity

Common Stock

On May 11, 2016, the Board of Directors approved a stock repurchase program that authorizes repurchases of up to $20,000 of the Company’s common stock, limited to a maximum of 2,827,105 common shares, prior to May 11, 2017.  Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions.  During the three months ended September 30, 2016, there were no common shares repurchased.  During the nine months ended September 30, 2016, there were 1,439,422 common shares repurchased for $6,008, at an average cost of $4.17 per share.  The repurchase has been accounted for as a share retirement. At September 30, 2016, $13,992 remained available under the share repurchase authorization, up to a maximum of 1,387,683 shares.

During the three and nine months ended September 30, 2016, there were 65,891 and 190,557 shares of common stock issued in connection with stock option exercises and the vesting of restricted stock units, respectively (Note 13, “Stock-Based Compensation”).  During the nine months ended September 30, 2015, the Company issued no common stock and redeemed 86,768 shares of common stock at values of $0.32 and $0.91 per share.  During the three months ended September 30, 2015, there was no common stock issued or redeemed.  The redeemed common stock share values were calculated in accordance with the terms of the applicable award agreements.

During the three and nine months ended September 30, 2016, the Company paid dividends of $2,487 and $5,031, representing $0.045 and $0.09 per share, respectively.  Additionally, on August 10, 2016, the Board of Directors approved a dividend of $0.045 per share, payable on October 7, 2016 to stockholders of record as of the close of business on September 16, 2016. The accrued dividend of $2,488 is reflected in “Accrued expenses” in the Condensed Consolidated Balance Sheet as of September 30, 2016.  For the nine months ended September 30, 2016, the Company has declared aggregate dividends of $0.135 per share.

On September 3, 2015, the Company’s Board of Directors approved a 22-for-1 stock split of its common stock. Upon the effective date of the stock split, each outstanding share of common stock and restricted common stock was divided into 22 shares of common stock or restricted common stock, as applicable. Shares of common stock available for issuance under the Option Plan (as hereinafter defined) were increased accordingly. All of the share numbers, share prices and exercise prices have been retroactively adjusted to reflect the stock split in this Quarterly Report on Form 10-Q, including the accompanying condensed consolidated financial statements and these notes.

11. Earnings per Share

Basic and diluted earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted EPS attributable to continuing and discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net income from continuing operations	$4,026	$14,760	$9,413	$32,876
Preferred stock dividends	—	(7,096)	—	(32,454)
Earnings from continuing operations attributable to common stockholders	4,026	7,664	9,413	422
Income from a discontinued operation, net of taxes	—	—	—	281
Net earnings attributable to common stockholders	$4,026	$7,664	$9,413	$703
Denominator:
Basic EPS—weighted average common shares outstanding	55,255,239	41,476,116	55,999,722	41,374,188
Diluted EPS—weighted average common shares outstanding	55,508,684	41,819,422	56,232,195	41,717,494
Basic and Diluted EPS:
Earnings from continuing operations	$0.07	$0.19	$0.17	$0.01
Earnings from a discontinued operation, net of taxes	—	—	—	0.01
Earnings per share	$0.07	$0.19	$0.17	$0.02

12. Commitments and Contingencies

Commitments

The Company incurred rent expense under non-cancellable operating leases of $907 and $757 for the three months ended September 30, 2016 and 2015, respectively, and $2,541 and $2,576 for the nine months ended September 30, 2016 and 2015, respectively.

Contingencies

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI shareholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc., in the United States District Court for the Southern District of New York against CPI and certain of its officers and directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 IPO.  The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933 (the “Securities Act”) and seek, among other things, damages and costs.  In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, the remainder of the fiscal year ending December 31, 2015, and the fiscal year .  The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

The Court has entered a briefing schedule on defendants' prospective motion(s) to dismiss the amended complaint. All discovery and other proceedings in the action are stayed under the PSLRA pending the resolution of such motions.

The Company believes these claims are without merit and intends to defend the action vigorously. Given the current stage of these matters, the range of any potential loss is not estimable and no accrual has been recognized as of September 30, 2016.

Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case.  This suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015. The now-stayed complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard. Gemalto’s patent will expire in 2017. The Company successfully moved to transfer the lawsuit to the United States District Court for the District of Colorado. On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s IPO and business relationships. Gemalto answered the Company’s counterclaims on February 5, 2016. On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringed upon Gemalto’s patent—only named CPI products that incorporate microchips supplied by two specific vendors.

On May 31, 2016, the Company filed an Inter Partes Review petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board, seeking re-examination of Gemalto’s asserted patent.  In light of the Company’s petition, on July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the Patent Trial & Appeal Board’s consideration of the Company’s challenge to the patentability of asserted claims.

Second case.  On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleges that the Company infringes a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering.  Gemalto’s patent will expire in 2018.  On May 25, 2016, the Company moved to dismiss Gemalto's case because the patent's claims are not patentable under 35 U.S.C. section 101. The Company’s motion to stay the litigation in light of its pending motion to dismiss was denied on September 2, 2016.  The Company’s motion to dismiss remains pending. Gemalto provided initial infringement contentions to the Company on July 29, 2016, and amended its contentions on October 13, 2016.

  With respect to both cases, the Company believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend these suits vigorously. While a risk of loss is reasonably possible, given the current stage of these matters, as well as the aforementioned defenses, counterclaims and indemnity rights, the range of potential loss is not estimable and no accrual has been recognized as of September 30, 2016 and December 31, 2015.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business.  The Company believes that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

13. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

 During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company has reserved 4,000,000 shares of common stock for issuance under the Omnibus Plan.  As of September 30, 2016, there were 2,266,481 shares available for grant under the Omnibus Plan.

During the three months ended September 30, 2016, the Company granted awards of non-qualified stock options under the Omnibus Plan for 112,500 shares of common stock.  The stock option awards have an exercise price of $5.52 per share, a 10 year term, and vest 25% on each anniversary date of the awards over a four year period.  The fair value of the stock option awards was determined using a Black-Scholes option-pricing model with the following assumptions: volatility of 35.3%, risk-free interest rate of 1.4%, dividend yield of 3.3% and an expected term of approximately 6 years.

Outstanding and exercisable stock options under the Omnibus Plan are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2015	795,450	$10.00
Granted	765,190	7.43
Forfeited	(104,000)	10.00
Outstanding as of September 30, 2016	1,456,640	$8.65	9.21

Unvested options as of September 30, 2016 will vest as follows:

2016	—
2017	392,669
2018	475,978
2019	475,723
2020	112,270
Total unvested options as of September 30, 2016	1,456,640

During the three months ended September 30, 2016, the Company granted awards of restricted stock units for 18,562 shares of common stock. The restricted stock unit awards contain conditions associated with continued employment or service, and vest 25% on each anniversary date of the awards over a four year period.  On the vesting dates, shares of common stock will be issued to the award recipients.

The following table summarizes the changes in the number of outstanding restricted stock units for the nine month period ended September 30, 2016:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2015	—	$—
Granted	289,377	7.29
Vested	(15,803)	7.91
Forfeited	(7,586)	7.91
Outstanding as of September 30, 2016	265,988	$7.24

Compensation expense for the Omnibus Plan for the three and nine months ended September 30, 2016 was $840 and $2,045, respectively.  As of September 30, 2016, the total unrecognized compensation expense related to unvested options and restricted stock units under the Omnibus Plan was $3,368, which the Company expects to recognize over an estimated weighted average period of 1.6 years.

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

As a result of the Company’s adoption of the Omnibus Plan, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options under the Option Plan have a 10-year life and vest as noted in each respective grant letter.  All stock options are non-qualified.  No stock options were granted during the three and nine month period ended September 30, 2015.

The following table summarizes the changes in the number of outstanding stock options under the Option Plan for the nine month period ended September 30, 2016:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Term
	Options	Exercise Price	(in Years)

Outstanding as of December 31, 2015	462,000	$0.0003
Granted	—	—
Exercised	(179,667)	0.0004
Forfeited	—	—
Outstanding as of September 30, 2016	282,333	$0.0004	5.50

Exercisable as of September 30, 2016	275,000	$0.0004	5.50

Unvested options as of September 30, 2016 will vest as follows:

2016	7,333
Total unvested options as of September 30, 2016	7,333

Compensation expense related to options previously granted under the Option Plan for the three and nine months ended September 30, 2016 and 2015, and unrecorded compensation expense at September 30, 2016, were de minimis.  The aggregate intrinsic value of stock option awards outstanding and exercisable under the Option Plan as of September 30, 2016 was $1,705 and $1,661, respectively.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 191,664 restricted shares of common stock to executives of the Company with a weighted-average grant date fair value of $9.48 per share.  The awards contain conditions associated with continued employment or service.  The terms of the unvested restricted shares of common stock provide voting and regular dividend rights to the holders, and accordingly are included in weighted-average shares outstanding in the Company’s basic earnings per share calculation.  See Note 11, “Earnings per Share”.  As of September 30, 2016, 94,864 restricted shares of common stock were outstanding, which vest over a three-year period from the grant date.

Total compensation expense related to these restricted shares of common stock awards was $94 and $740 for the three and nine month periods ended September 30, 2016, respectively.  Compensation expense for the three and nine month periods ended September 30, 2015 was $323.  As of September 30, 2016, there was $431 of total remaining unrecognized compensation expense related to these unvested restricted shares of common stock that will be recognized over a weighted average period of 1.34 years.

Phantom Stock Plan

The Company recognized $311 and $1,813 of compensation expense during the three and nine month periods ended September 30, 2015, respectively, related to the phantom stock plan. The phantom stock plan was terminated, and all outstanding obligations thereunder were settled, during October 2015 in conjunction with the Company’s IPO.

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

As of September 30, 2016, the Company’s reportable segments are as follows:

•	U.S. Debit and Credit;
•	U.S. Prepaid Debit; and
•	U.K. Limited.

The “Other” category includes the Company’s corporate headquarters and less significant operating segments that derive their revenue from the production of Financial Payment Cards and retail gift cards in Canada (CPI—Canada) and the U.K. (CPI—Petersfield).

In August 2015, the Company completed its shut-down and closure of its operation in Petersfield, United Kingdom.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Debit and Credit	$49,156	$72,785	$165,055	$196,190
U.S. Prepaid Debit	23,087	23,659	47,419	53,482
U.K. Limited	7,675	9,668	21,896	23,586
Other	2,710	3,995	9,530	13,917
Intersegment eliminations	(1,426)	(2,410)	(2,580)	(6,632)
Total:	$81,202	$107,697	$241,320	$280,543

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Debit and Credit	$12,917	$23,368	$43,242	$59,961
U.S. Prepaid Debit	8,593	9,973	15,417	19,733
U.K. Limited	942	1,235	1,841	2,076
Other	(6,647)	(4,820)	(18,254)	(12,379)
Total:	$15,805	$29,756	$42,246	$69,391

The following table provides a reconciliation of total segment EBITDA to net income from continuing operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total segment EBITDA from continuing operations	$15,805	$29,756	$42,246	$69,391
Interest, net	(5,008)	(4,624)	(15,109)	(8,129)
Income tax expense	(2,541)	(6,554)	(5,194)	(16,528)
Depreciation and amortization	(4,230)	(3,818)	(12,530)	(11,858)
Net income from continuing operations	$4,026	$14,760	$9,413	$32,876

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015

U.S. Debit and Credit	$205,481	$221,274
U.S. Prepaid Debit	30,971	20,960
U.K. Limited	24,368	25,897
Other	9,892	12,222
Total assets:	$270,712	$280,353

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

U.S.	$4,757	$3,625	$11,580	$13,598
Canada	47	136	208	417
Total North America	4,804	3,761	11,788	14,015
U.K.	374	437	1,165	573
Total plant, equipment and leasehold improvement additions	$5,178	$4,198	$12,953	$14,588

Net Sales of Geographic Locations

Net sales of the Company’s geographic locations for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

U.S.	$69,573	$94,125	$205,027	$244,636
Canada	2,792	3,084	10,221	7,209
Total North America	72,365	97,209	215,248	251,845
U.K.	7,910	8,236	22,697	22,089
Other (a)	927	2,252	3,375	6,609
Total net sales	$81,202	$107,697	$241,320	$280,543

(a)	Amounts in Other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015

U.S.	$163,271	$164,377
Canada	3,024	2,254
Total North America:	166,295	166,631
U.K.	11,497	12,593
Total long-lived assets	$177,792	$179,224

Net Sales by Product and Services

Net sales from products and services sold by the Company for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Product net sales (a)	$37,482	$65,567	$132,535	$178,338
Services net sales (b)	43,720	42,130	108,785	102,205
Total net sales:	$81,202	$107,697	$241,320	$280,543

(a)

Product net sales include the design and production of Financial Payment Cards in contact-EMV, Dual-Interface EMV, contactless and magnetic stripe card formats.  The Company also generates product revenue from the sale of Card@Once® instant issuance systems, private label credit cards and retail gift cards.

(b)

Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, providing tamper-evident security packaging and fulfillment services to Prepaid Debit Card program managers, and software as a service personalization of instant issuance debit cards.  The Company also generates service revenue from personalizing retail gift cards (primarily in Canada and the United Kingdom) and from click-fees generated from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images.

15.  Subsequent Events

On November 9, 2016, the Board of Directors approved a dividend of $0.045 per share. This dividend is payable on January 12, 2017, to stockholders of record as of the close of business on December 16, 2016.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue” and other similar expressions are intended to identify forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, among others: material breaches in the security of our systems; market acceptance of developing technologies that make Financial Payment Cards less relevant; a slower or less widespread adoption of EMV and Dual-Interface EMV technology than we anticipate; failure to identify, attract and retain new customers or a failure to maintain our relationships with our major customers; competition and/or erosion in the payment card industry; unpredictability in the ordering patterns of our customers and the resulting impact on production volumes; extension of card expiration cycles; our failure to operate our business in accordance with the PCI security standards or other industry standards such as Payment Card Brand certification standards; infringement on our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; difficulties in our production processes; defects in our software; a decline in U.S. and global market and economic conditions; our substantial indebtedness; failure to meet our customers’ demands in a timely manner; economic and regulatory changes resulting from Brexit, including volatility in foreign currency exchange rates; costs relating to product defects and product liability and warranty claims; our dependence on licensing arrangements; inability to renew leases for our facilities; interruptions in our IT systems or production capabilities; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; non-compliance with, and changes in, laws in foreign jurisdictions in which we operate and sell our products; challenges related to our acquisition strategy; our dependence on specialized equipment from third party suppliers; and other risk factors or uncertainties identified from time to time in our filings with the SEC. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Forward-Looking Statements” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 24, 2016, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 11, 2016. CPI Card Group Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The following table presents the components of our condensed consolidated statements of operations and comprehensive income for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Net sales:
Products	$37,482	$65,567	$132,535	$178,338
Services	43,720	42,130	108,785	102,205
Total net sales	81,202	107,697	241,320	280,543
Cost of sales	52,139	64,648	159,858	176,151
Gross profit	29,063	43,049	81,462	104,392
Operating expenses	17,367	16,669	51,571	46,627
Income from operations	11,696	26,380	29,891	57,765
Other expense, net:
Interest, net	(5,008)	(4,624)	(15,109)	(8,129)
Foreign exchange (loss) gain	(124)	(34)	(192)	115
Loss on debt modification and early extinguishment	—	(703)	—	(703)
Other income, net	3	295	17	356
Income before taxes	6,567	21,314	14,607	49,404
Income tax expense	(2,541)	(6,554)	(5,194)	(16,528)
Net income from continuing operations	4,026	14,760	9,413	32,876
Income from a discontinued operation	—	—	—	281
Net income	$4,026	$14,760	$9,413	$33,157

Segment Discussion

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

Net Sales

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$49,156	$72,785	$(23,629)	(32.5)%
U.S. Prepaid Debit	23,087	23,659	(572)	(2.4)%
U.K. Limited	7,675	9,668	(1,993)	(20.6)%
Other	2,710	3,995	(1,285)	(32.2)%
Eliminations	(1,426)	(2,410)	984	* %
Total	$81,202	$107,697	$(26,495)	(24.6)%

* Not meaningful

Net sales for the three months ended September 30, 2016 decreased $26.5 million, or 24.6%, to $81.2 million compared to $107.7 million for the three months ended September 30, 2015. The decrease in net sales was due to a 32.5% decline in U.S. Debit and Credit, a 2.4% decline in U.S. Prepaid Debit, a 20.6% decline in U.K. Limited and a 32.2% decline in Other.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended September 30, 2016 decreased $23.6 million, or 32.5%, to $49.2 million compared to $72.8 million for the three months ended September 30, 2015. The decrease in net sales was primarily due to a $17.0 million decrease in EMV related revenue and a $10.9 million decrease in magnetic stripe card and other sales due to the ongoing shift of card issuing bank customers from magnetic stripe cards to EMV cards, partially offset by an increase of $4.3 million from growth in card personalization and fulfillment.

The decrease in EMV revenue is due to a reduction of EMV card purchases from large issuers and processors, reflecting the carryover impact of overstocked EMV card inventories purchased in 2015.  For the three months ended September 30, 2016, we sold 22.6 million EMV cards at an average selling price (“ASP”) of $0.96 compared to 41.2 million EMV cards at an ASP of $0.94 for the three months ended September 30, 2015.  The increase in ASP for EMV cards during the three months ended September 30, 2016 compared to September 30, 2015 is primarily due to customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended September 30, 2016 decreased $0.6 million, or 2.4%, to $23.1 million compared to $23.7 million for the three months ended September 30, 2015. The decrease was driven primarily by lower prices, partially offset by increased sales activity.

U.K. Limited:

Net sales for U.K. Limited for the three months ended September 30, 2016 decreased $2.0 million, or 20.6%, to $7.7 million compared to $9.7 million for the three months ended September 30, 2015.  Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a $1.4 million reduction of net sales in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  A further decrease of $0.6 million in net sales was related to softening volumes within our retail gift card customer base.

Other:

Net sales in Other decreased $1.3 million, or 32.2%, to $2.7 million during the three months ended September 30, 2016 compared to $4.0 million in the three months ended September 30, 2015. The decrease was primarily due to a $1.1 million decrease in net sales in Canada related to timing of orders from one of our larger customers in Canada, and to the shut-down of the Petersfield, U.K. operation in August 2015.  See Note 1, “Business Overview and Summary of Significant Accounting Policies” to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for further discussion of the Petersfield, U.K. shut-down.

Cost of Sales

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$32,063	$44,600	$(12,537)	(28.1)%
U.S. Prepaid Debit	13,919	12,680	1,239	9.8%
U.K. Limited	5,506	6,934	(1,428)	(20.6)%
Other	2,021	3,729	(1,708)	(45.8)%
Eliminations	(1,370)	(3,295)	1,925	* %
Total	$52,139	$64,648	$(12,509)	(19.3)%

* Not meaningful

Cost of sales for the three months ended September 30, 2016 decreased $12.5 million, or 19.3%, to $52.1 million compared to $64.6 million for the three months ended September 30, 2015. The decrease in cost of sales was driven primarily by a 28.1% decrease in U.S. Debit and Credit, a 20.6% decrease in U.K. Limited and a 45.8% decrease in Other, partially offset by a 9.8% increase in U.S. Prepaid Debit.

U.S. Debit and Credit:

Cost of sales for U.S. Debit and Credit for the three months ended September 30, 2016 decreased $12.5 million, or 28.1%, to $32.1 million compared to $44.6 million for the three months ended September 30, 2015.  The decrease was driven by lower EMV chip and magnetic stripe card sales volumes resulting in lower corresponding manufacturing costs.  Lower per unit EMV chip prices also contributed to the decreased cost of sales during the quarter.  Higher cost of sales from growth in card personalization, fulfillment and other services partially offset the above decreases.

U.S. Prepaid Debit:

Cost of sales for U.S. Prepaid Debit for the three months ended September 30, 2016 increased $1.2 million or 9.8%, to $13.9 million compared to $12.7 million for the three months ended September 30, 2015.  The increase was primarily due to increased materials and labor costs of $0.7 and $0.4 million, respectively, as a result of increased production volumes during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

U.K. Limited:

Cost of sales for U.K. Limited for the three months ended September 30, 2016 decreased $1.4 million, or 20.6%, to $5.5 million compared to $6.9 million for the three months ended September 30, 2015, primarily due to foreign currency exchange rate fluctuations and lower overhead costs, partially offset by higher labor costs.  Fluctuations in exchange rates between the United States dollar and the British Pound resulted in a $1.0 million reduction of cost of sales in the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Other:

Cost of sales in Other decreased $1.7 million, or 45.8%, to $2.0 million during the three months ended September 30, 2016 compared to $3.7 million in the three months ended September 30, 2015, primarily related to our Petersfield, U.K. operation, which was shut-down in August 2015, and to a lesser extent, lower materials costs related to the decreased net sales in Canada.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$17,093	34.8%	$28,185	38.7%	$(11,092)	(39.4)%
U.S. Prepaid Debit	9,168	39.7%	10,979	46.4%	(1,811)	(16.5)%
U.K. Limited	2,169	28.3%	2,734	28.3%	(565)	(20.7)%
Other	633	23.4%	1,151	28.8%	(518)	(45.0)%
Total	$29,063	35.8%	$43,049	40.0%	$(13,986)	(32.5)%

Gross profit for the three months ended September 30, 2016 decreased $14.0 million, or 32.5%, to $29.1 million compared to $43.0 million for the three months ended September 30, 2015. Gross profit margin for the three months ended September 30, 2016 decreased to 35.8% compared to 40.0% for the three months ended September 30, 2015.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended September 30, 2016 decreased $11.1 million, or 39.4%, to $17.1 million compared to $28.2 million during the three months ended September 30, 2015. The decrease in gross profit for U.S. Debit and Credit was primarily driven by the reduction in net sales discussed above. Gross profit margin for U.S. Debit and Credit for the three months ended September 30, 2016 decreased to 34.8% compared to 38.7% for the same period in the prior year due to lower overhead cost absorption attributed to reduced production volumes.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended September 30, 2016 decreased 16.5% to $9.2 million compared to $11.0 million for the three months ended September 30, 2015. Gross profit margin for U.S. Prepaid Debit for the three months ended September 30, 2016 decreased to 39.7% compared to 46.4% for the three months ended September 30, 2015.  The decrease in gross profit and gross profit margin was due to lower sales prices and higher materials and labor costs attributed to the higher sales activity discussed above.

U.K. Limited:

Gross profit for U.K. Limited decreased 20.7% in the three months ended September 30, 2016 to $2.2 million compared to $2.7 million for the three months ended September 30, 2015, primarily due to foreign currency exchange rate fluctuations of $0.4 million. Gross profit margin for U.K. Limited was 28.3% during both the three months ended September 30, 2016 and 2015.

Other:

Other gross profit during the three months ended September 30, 2016 was $0.6 million compared to $1.2 million during the same period in 2015.  The decrease is primarily due to decreased sales during the three months ended September 30, 2016 compared to the same period in 2015.

Operating Expenses

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$6,324	$6,608	$(284)	(4.3)%
U.S. Prepaid Debit	1,154	1,514	(360)	(23.8)%
U.K. Limited	1,328	1,749	(421)	(24.1)%
Other	8,561	6,798	1,763	25.9%
Total	$17,367	$16,669	$698	4.2%

Operating expenses for the three months ended September 30, 2016 increased $0.7 million, or 4.2%, to $17.4 million compared to $16.7 million for the three months ended September 30, 2015. The increase in operating expenses was driven primarily by a 25.9% increase in Other expenses, partially offset by a 4.3% decrease in U.S. Debit and Credit,  a 23.8% decrease in U.S. Prepaid Debit, and a 24.1% decrease in U.K. Limited.

U.S. Debit and Credit operating expenses decreased $0.3 million, or 4.3%, primarily due to general cost reductions in sales and administrative expenses.

Operating expenses in U.S. Prepaid Debit decreased $0.4 million, or 23.8%, primarily driven by cost reductions in sales and administrative salaries.

The $0.4 million decrease in U.K. Limited, representing a 24.1% decrease, was due to foreign currency exchange rate fluctuations of $0.2 million, and a $0.2 million decrease in administrative salaries and other salary related expenses.

The $1.8 million increase in Other operating expenses was primarily due to $1.4 million in public company costs, $0.6 million in patent and shareholder litigation and related charges, and a $0.3 million increase in stock-based compensation incurred during the three months ended September 30, 2016, partially offset by a $0.5 million reduction relating to the prior year shut-down of the Petersfield U.K. operation.  Public company costs during the three months ended September 30, 2016 included $0.4 million of legal and insurance costs, $0.4 million of accounting, reporting and public filing expenses, and $0.6 million in salaries and benefits, board fees, contract labor and hiring expenses.

Income from Operations and Operating Margin

	Three Months Ended September 30,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$10,769	21.9%	$21,577	29.6%	$(10,808)	(50.1)%
U.S. Prepaid Debit	8,014	34.7%	9,465	40.0%	(1,451)	(15.3)%
U.K. Limited	841	11.0%	985	10.2%	(144)	(14.6)%
Other	(7,928)	* %	(5,647)	* %	(2,281)	* %
Total	$11,696	14.4%	$26,380	24.5%	$(14,684)	(55.7)%

* Not meaningful

Income from operations for the three months ended September 30, 2016 decreased $14.7 million, or 55.7%, to $11.7 million compared to $26.4 million for the three months ended September 30, 2015. Operating margins for the three months ended September 30, 2016 decreased to 14.4% compared to 24.5% for the three months ended September 30, 2015.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended September 30, 2016 decreased $10.8 million, or 50.1%, to $10.8 million compared to $21.6 million for the three months ended September 30, 2015. Operating margins for the three months ended September 30, 2016 decreased to 21.9% compared to 29.6% for the three months ended September 30, 2015 due primarily to the lower sales volumes, and the lower overhead cost absorption from the decline in EMV production volumes discussed above.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended September 30, 2016 decreased $1.5 million, or 15.3%, to $8.0 million compared to $9.5 million for the three months ended September 30, 2015. Operating margins for the three months ended September 30, 2016 decreased to 34.7% compared to 40.0% for the three months ended September 30, 2015 due to the increased materials and labor costs and decreased sales, partially offset by the lower operating expenses discussed above.

U.K. Limited:

Income from operations for U.K. Limited for the three months ended September 30, 2016 decreased to $0.8 million from $1.0 million due to $0.2 million of foreign currency exchange rate fluctuations, as noted above.

Other:

The loss from operations in Other was $7.9 million in the three months ended September 30, 2016 compared to $5.6 million in the three months ended September 30, 2015.  The increased loss was primarily attributable to the higher corporate expenses partially offset by the reduction in operating losses related to the prior year shut-down of the Petersfield, U.K. operation discussed above.

Interest, net:

Interest expense for the three months ended September 30, 2016 increased to $5.0 million compared to $4.6 million for the three months ended September 30, 2015. The increase in interest expense was driven by the $435.0 million First Lien Term Loan that the Company entered into in August 2015 in conjunction with the partial redemption of the Series A Preferred Stock.

Income tax expense:

During the three months ended September 30, 2016, there was income tax expense of $2.5 million compared to $6.6 million for the three months ended September 30, 2015.  The decrease in income tax expense was driven by the decrease in income before taxes. The effective tax rate was 38.7% and 30.7% for the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was higher in the current year period primarily due to the impact of state and foreign income taxes.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

Net Sales

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$165,055	$196,190	$(31,135)	(15.9)%
U.S. Prepaid Debit	47,419	53,482	(6,063)	(11.3)%
U.K. Limited	21,896	23,586	(1,690)	(7.2)%
Other	9,530	13,917	(4,387)	(31.5)%
Eliminations	(2,580)	(6,632)	4,052	* %
Total	$241,320	$280,543	$(39,223)	(14.0)%

* Not meaningful

Net sales for the nine months ended September 30, 2016 decreased $39.2 million, or 14.0%, to $241.3 million compared to $280.5 million for the nine months ended September 30, 2015. The decrease in net sales was due to a 15.9% decrease in U.S. Debit and Credit, an 11.3% decrease in U.S. Prepaid Debit, a 7.2% decrease in U.K. Limited, and a 31.5% decrease in Other, compared to the same period in the prior year.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the nine months ended September 30, 2016 decreased $31.1 million, or 15.9%, to $165.1 million compared to $196.2 million for the nine months ended September 30, 2015. The decrease in net sales was primarily driven by a $26.5 million decrease in EMV related revenue, and an $18.0 million decrease in net sales from non-EMV cards, including magnetic stripe cards due to the ongoing shift of card issuing bank customers from magnetic stripe cards to EMV cards, partially offset by a $13.4 million net sales increase from growth in card personalization, fulfillment and other services.

The decrease in EMV revenue is the result of reduced EMV card purchases from large issuers and processors, reflecting the carryover impact of overstocked EMV card inventories purchased in 2015.  For the nine months ended September 30, 2016, we sold 86.5 million EMV cards at an ASP of $0.94 compared to 115.9 million EMV cards at an ASP of $0.93 for the nine months ended September 30, 2015.  The increase in ASP for EMV cards during the nine months ended September 30, 2016 compared to 2015 is primarily due to customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit during the nine months ended September 30, 2016 decreased $6.1 million, or 11.3%, to $47.4 million compared to $53.5 million for the nine months ended September 30, 2015. The decrease was primarily driven by net reductions in volumes, and to a lesser extent lower prices.  The decrease in volumes related to a large customer shifting some of its business to a competitor, who we believe is infringing on a company patent, as further described in Part II, Item 1, “Legal Proceedings”, of this Quarterly Report on Form 10-Q.

U.K. Limited:

Net sales for U.K. Limited for the nine months ended September 30, 2016 decreased $1.7 million, or 7.2%, to $21.9 million compared to $23.6 million for the nine months ended September 30, 2015.  The decrease is attributable to $2.3 million of foreign currency exchange rate fluctuations, partially offset by an increase in retail gift and loyalty card services of $0.5 million.

Other:

Net sales for Other decreased $4.4 million, or 31.5%, to $9.5 million during the nine months ended September 30, 2016 compared to $13.9 million in the nine months ended September 30, 2015.  The decrease related primarily to the shut-down of the Petersfield, U.K. operation in August 2015, which contributed $4.1 million in net sales during the nine months ended September 30, 2015, and to a lesser extent, a $0.3 million decrease to net sales in Canada, driven primarily by foreign currency exchange rate fluctuations between the United States dollar and the Canadian dollar, which resulted in a $0.4 million reduction of net sales during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Cost of Sales

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$109,091	$122,698	$(13,607)	(11.1)%
U.S. Prepaid Debit	30,018	31,206	(1,188)	(3.8)%
U.K. Limited	16,079	17,484	(1,405)	(8.0)%
Other	7,123	11,686	(4,563)	(39.0)%
Eliminations	(2,453)	(6,923)	4,470	* %
Total	$159,858	$176,151	$(16,293)	(9.2)%

* Not meaningful

Cost of sales for the nine months ended September 30, 2016 decreased $16.3 million, or 9.2%, to $159.9 million compared to $176.2 million for the nine months ended September 30, 2015. The decrease in cost of sales was due to an 11.1% decrease in U.S. Debit and Credit, a 3.8% decrease in U.S. Prepaid Debit, an 8.0% decrease in U.K. Limited and a 39.0% decrease in Other.

U.S. Debit and Credit:

Cost of sales for U.S. Debit and Credit for the nine months ended September 30, 2016 decreased $13.6 million, or 11.1%, to $109.1 million compared to $122.7 million for the nine months ended September 30, 2015.  The decrease was driven by lower EMV chip and magnetic stripe card sales volumes resulting in lower corresponding manufacturing costs.   Lower per unit EMV chip prices also contributed to the decreased cost of sales. Higher cost of sales from growth in card personalization, fulfillment and other services partially offset the above decreases.

U.S. Prepaid Debit:

Cost of sales for U.S. Prepaid Debit for the nine months ended September 30, 2016 decreased $1.2 million, or 3.8%, to $30.0 million compared to $31.2 million for the nine months ended September 30, 2015. The decrease was primarily due to a decrease in materials, and to a lesser extent lower labor costs, corresponding to the decrease in net sales described above.

U.K. Limited:

Cost of sales for U.K. Limited during the nine months ended September 30, 2016 was $16.1 million, representing a decrease of $1.4 million, or 8.0%, compared to the nine months ended September 30, 2015. Foreign currency exchange rate fluctuations between the United States dollar and the British Pound of $1.7 million, and lower overhead costs, were partially offset by higher labor and material costs related to increased net sales activity in card personalization and fulfillment services.

Other:

Cost of sales in Other decreased $4.6 million, or 39.0%, to $7.1 million during the nine months ended September 30, 2016 compared to $11.7 million in the nine months ended September 30, 2015, primarily related to our Petersfield,

U.K. operation, which was shut-down in August 2015, and decreased costs related to foreign currency exchange rate fluctuations between the United States dollar and the Canadian dollar of $0.3 million, partially offset by increased material costs from a higher percentage of Canada net sales relating to EMV card sales.

Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$55,964	33.9%	$73,492	37.5%	$(17,528)	(23.9)%
U.S. Prepaid Debit	17,401	36.7%	22,276	41.7%	(4,875)	(21.9)%
U.K. Limited	5,817	26.6%	6,102	25.9%	(285)	(4.7)%
Other	2,280	23.9%	2,522	18.1%	(242)	(9.6)%
Total	$81,462	33.8%	$104,392	37.2%	$(22,930)	(22.0)%

Gross profit for the nine months ended September 30, 2016 decreased $22.9 million, or 22.0%, to $81.5 million compared to $104.4 million for the nine months ended September 30, 2015. Gross profit margin for the nine months ended September 30, 2016 decreased to 33.8% compared to 37.2% for the nine months ended September 30, 2015.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the nine months ended September 30, 2016 decreased $17.5 million, or 23.9%, to $56.0 million compared to $73.5 million during the nine months ended September 30, 2015. The decrease in gross profit for U.S. Debit and Credit was primarily a result of decreased EMV revenues offset by growth in our card personalization and fulfillment services. Gross profit margin for the U.S. Debit and Credit segment for the nine months ended September 30, 2016 decreased to 33.9% compared to 37.5% for the nine months ended September 30, 2015 due to lower overhead cost absorption attributed to reduced production volumes.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the nine months ended September 30, 2016 decreased 21.9% to $17.4 million compared to $22.3 million for the nine months ended September 30, 2015. The decrease in gross profit was primarily driven by the decrease in net sales. Gross profit margin for U.S. Prepaid Debit for the nine months ended September 30, 2016 decreased to 36.7% compared to 41.7% for the nine months ended September 30, 2015 due to the increase in material and labor costs as a percent of sales, partially due to lower prices.

U.K. Limited:

Gross profit for U.K. Limited for the nine months ended September 30, 2016 decreased 4.7% to $5.8 million compared to $6.1 million during the nine months ended September 30, 2015. Decreases related to foreign currency exchange rate fluctuations of $0.6 million were partially offset by higher gross profit from an increase in net sales activity related to our card personalization and fulfillment services. Gross profit margin for U.K. Limited for the nine months ended September 30, 2016 increased to 26.6% compared to 25.9% for the nine months ended September 30, 2015 due to a larger percentage of  higher margin, card personalization services.

Other:

Other gross profit during the nine months ended September 30, 2016 decreased 9.6% to $2.3 million compared to $2.5 million during the same period in 2015.  The decrease was primarily due to lower gross profit in Canada related to the decrease in net sales.

Operating Expenses

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$18,957	$18,799	$158	0.8%
U.S. Prepaid Debit	3,719	4,288	(569)	(13.3)%
U.K. Limited	4,321	4,681	(360)	(7.7)%
Other	24,574	18,859	5,715	30.3%
Total	$51,571	$46,627	$4,944	10.6%

Operating expenses for the nine months ended September 30, 2016 increased $4.9 million, or 10.6%, to $51.6 million compared to $46.6 million for the nine months ended September 30, 2015. The increase in operating expenses was driven primarily by a 30.3% increase in Other expenses and a 0.8% increase in U.S. Debit and Credit, partially offset by a 13.3% decrease in U.S. Prepaid Debit, and a 7.7% decrease in U.K. Limited.

U.S. Debit and Credit increased $0.2 million, or 0.8%, primarily driven by increased salaries and benefits to support growth in the card personalization business.

U.S. Prepaid Debit decreased $0.6 million, or 13.3%, primarily due to cost reductions in sales and administrative salaries.

The $0.4 million, or 7.7%, decrease in U.K. Limited was primarily due to foreign currency exchange rate fluctuations.

The $5.7 million increase in Other was driven by public company costs of $4.0 million, patent and shareholder litigation and related charges of $2.6 million, a $0.6 million increase in stock-based compensation, and a $0.7 increase of other corporate expenses (primarily related to increases in consulting and contract labor, and information technology expenses).  These increases were partially offset by a $2.2 million reduction of expenses relating to the prior year shut-down of the Petersfield, U.K. operation. Public company costs included $1.1 million of legal and insurance costs, $1.2 million of accounting, reporting and public filing costs, and $1.7 million in salaries and benefits, board fees, contract labor and hiring expenses.

Income from Operations and Operating Margin

	Nine Months Ended September 30,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$37,007	22.4%	$54,693	27.9%	$(17,686)	(32.3)%
U.S. Prepaid Debit	13,682	28.9%	17,988	33.6%	(4,306)	(23.9)%
U.K. Limited	1,496	6.8%	1,421	6.0%	75	5.3%
Other	(22,294)	* %	(16,337)	* %	(5,957)	* %
Total	$29,891	12.4%	$57,765	20.6%	$(27,874)	(48.3)%

* Not meaningful

Income from operations for the nine months ended September 30, 2016 decreased $27.9 million, or 48.3%, to $29.9 million compared to $57.8 million for the nine months ended September 30, 2015. Operating margins for the nine months ended September 30, 2016 decreased to 12.4% compared to 20.6% for the nine months ended September 30, 2015.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the nine months ended September 30, 2016 decreased $17.7 million, or 32.3%, to $37.0 million compared to $54.7 million for the nine months ended September 30, 2015. Operating margins for the nine months ended September 30, 2016 decreased to 22.4% compared to 27.9% for the nine months ended September 30, 2015 due primarily to the lower sales volumes, and lower overhead cost absorption attributed to the reduced production volumes discussed above.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the nine months ended September 30, 2016 decreased $4.3 million, or 23.9%, to $13.7 million compared to $18.0 million for the nine months ended September 30, 2015. Operating margins for the nine months ended September 30, 2016 decreased to 28.9% compared to 33.6% for the nine months ended September 30, 2015.  The decrease in income from operations and operating margins was due to lower sales, and higher materials and labor costs as a percent of sales, partially offset by the decrease in operating expenses, as discussed above.

U.K. Limited:

Income from operations for U.K. Limited for the nine months ended September 30, 2016 increased to $1.5 million, or 5.3%, from $1.4 million primarily due to the impact of foreign currency exchange rate fluctuations.

Other:

During the nine months ended September 30, 2016, the loss from operations in Other was $22.3 million, compared to a loss of $16.3 million in the nine months ended September 30, 2015.  The increased loss was primarily attributable to the higher corporate expenses, partially offset by reduced operating losses related to the shut-down of the Petersfield, U.K. operation discussed above.

Interest, net:

Interest expense for the nine months ended September 30, 2016 increased to $15.1 million compared to $8.1 million for the nine months ended September 30, 2015. The increase in interest expense was driven by the $435.0 million First Lien Term Loan that the Company entered into in August 2015 in conjunction with the partial redemption of the Series A Preferred Stock.

Income tax expense:

Income tax expense for the nine months ended September 30, 2016 decreased $11.3 million to $5.2 million compared to $16.5 million for the nine months ended September 30, 2015, driven by the decrease in income before taxes. The effective tax rate was 35.6% and 33.5% for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was higher in the current year period primarily due to the impact of state income taxes.

Liquidity and Capital Resources

As of September 30, 2016, we had $21.3 million of cash and cash equivalents. Of this amount, $3.8 million was held in accounts outside of the United States.

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

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions. We may also be required to make repayments on the First Lien Term Loans in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, beginning with the year ending December 31, 2016, with any payments due after the issuance of our annual financial statements in 2017.

As of September 30, 2016, the Company was in compliance with all covenants under the First Lien Credit Facility. At September 30, 2016, there were $312.5 million of outstanding borrowings under the First Lien Term Loan, and we had $40.0 million of availability under the Revolving Credit Facility.

The Company had a subordinated, unsecured promissory note for $9.0 million with certain sellers of EFT Source.  Principal and unpaid interest due were fully repaid on September 2, 2016.

During the second quarter of 2016, the Board of Directors approved a $20.0 million stock repurchase plan, up to a maximum of 2,827,105 shares, prior to May 11, 2017.  There were no shares repurchased under this plan during the three months ended September 30, 2016.  At September 30, 2016, $14.0 million remained available under the share repurchase authorization, up to a maximum of 1,387,683 shares.

On August 10, 2016, our Board of Directors approved a dividend of $0.045 per share.  This dividend was paid on October 7, 2016 to stockholders of record as of the close of business on September 16, 2016. The accrued dividend of $2.5 million is reflected in “Accrued expenses” in our condensed consolidated balance sheet as of September 30, 2016.  Our current quarterly cash dividend rate is $0.045 per share, or $0.18 per share on an annualized basis. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors, who will evaluate the Company’s dividend program from time to time based on factors it deems relevant.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital for at least the next 12 months.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2016 was $39.8 million compared to $44.4 million during the nine months ended September 30, 2015.  The decrease in cash provided by operating activities was driven by lower net income, partially offset by a net increase in cash flows from working capital, particularly from a decrease in accounts receivable.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 was $12.4 million, which related to capital expenditures.  During the nine months ended September 30, 2015, cash used in investing activities was $8.9 million, consisting of $13.9 million of capital expenditures, partially offset by $5.0 million of cash provided from the sale of our Nevada operation.

Financing Activities

During the nine months ended September 30, 2016, cash used in financing activities was $19.5 million, related to the repayment of our subordinated, unsecured promissory note with certain sellers of EFT Source for $9.0 million, share repurchases of $6.0 million, and dividend payments of $5.0 million, partially offset by excess tax benefits associated with stock option exercises of $0.5 million.

Cash used in financing activities during the nine months ended September 30, 2015 was $32.5 million, due to the redemption of Series A Preferred Stock and related dividends of $56.0 million and $220.7 million, respectively, the repayment of outstanding borrowings under our previous credit facility of $170.9 million, the payment of loan issuance costs in connection with our First Lien Term Loan of $17.8 million, and payment of IPO related costs of $2.1 million.  These cash payments were partially offset by proceeds from the First Lien Term Loan of $435.0 million.

Contractual Obligations

During the nine months ended September 30, 2016, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2015, other than the repayment of the Company’s $9.0 million promissory note with certain sellers of EFT Source in September 2016.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2016.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2015, for which there were no material changes as of September 30, 2016, included:

•	Revenue Recognition;
•	Multiple-Element Arrangements;
•	Impairment Assessments of Goodwill and Long-Lived Assets;
•	Inventory Valuation;
•	Stock-Based Compensation; and
•	Income Taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   As of September 30, 2016, there have been no material changes in market risk for key input prices, labor and benefits costs, interest rate risk, foreign currency exchange rates, or pricing from those included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2016 due to the unremediated material weakness in our internal controls over financial reporting described below. Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015, we have identified a material weakness in our internal control over financial reporting related to a current lack of finance expertise that could result in a failure to properly account for non-routine and complex transactions in accordance with GAAP. With the oversight of senior management, we have taken steps to remediate the underlying causes of these material weaknesses, primarily through the development and implementation of formal policies, improved processes, as well as the hiring of additional finance personnel, including the appointment of our current Chief Financial Officer in September 2015 and Chief Accounting Officer in March 2016, both of whom are certified public accountants, and are familiar with the rules and regulations applicable to public companies, including the requirements of the Sarbanes-Oxley Act, from their previous experience in substantive financial roles with other public companies. We will continue to monitor the effectiveness of these remediation efforts as we consider in future reporting periods whether such control deficiencies have been fully remediated.

Except for the continued remediation efforts described herein, there has been no change in our internal controls over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – Other Information

Item 1. Legal Proceedings

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI shareholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc., in the United States District Court for the Southern District of New York against CPI and certain of its officers and directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 IPO.  The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933 (the “Securities Act”) and seek, among other things, damages and costs.  In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, the remainder of the fiscal year ending December 31, 2015, and the fiscal year .  The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

On August 30, 2016, the Court consolidated the Vance and Chipman actions and appointed lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act (“PSLRA”).  On October 17, 2016, lead plaintiff filed a consolidated amended complaint, asserting the same claims for violations of §§11 and 15 of the Securities Act. The amended complaint is based principally on the same theories as the original complaints, but adds allegations that the Registration Statement contained inadequate risk disclosures and failed to disclose (i) small and mid-size issuers’ slower-than-anticipated conversion to EMV technology and (ii) increased pricing pressure and competition CPI faced in the EMV market.

The Court has entered a briefing schedule on defendants' prospective motion(s) to dismiss the amended complaint. All discovery and other proceedings in the action are stayed under the PSLRA pending the resolution of such motions.

The Company believes these claims are without merit and intends to defend the action vigorously.

Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case.  This suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015. The now-stayed complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard. Gemalto’s patent will expire in 2017. The Company successfully moved to transfer the lawsuit to the United States District Court for the District of Colorado. On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s IPO and business relationships. Gemalto answered the Company’s counterclaims on February 5, 2016. On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringed upon Gemalto’s patent—only named CPI products that incorporate microchips supplied by two specific vendors.

On May 31, 2016, the Company filed an Inter Partes Review petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board, seeking re-examination of Gemalto’s asserted patent.  In light of the Company’s petition, on July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the Patent Trial & Appeal Board’s consideration of the Company’s challenge to the patentability of asserted claims.

               Second case.  On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleges that the Company infringes a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering.  Gemalto’s patent will expire in 2018.  On May 25, 2016, the Company moved to dismiss Gemalto's case because the patent's claims are not patentable under 35 U.S.C. section 101. The Company’s motion to stay the litigation in light of its pending motion to dismiss was denied on

September 2, 2016.  The Company’s motion to dismiss remains pending. Gemalto provided initial infringement contentions to the Company on July 29, 2016, and amended its contentions on October 13, 2016.

With respect to both cases, the Company believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend these suits vigorously. However, the Company may incur material legal expenses, and no assurance can be given that these matters will be resolved in our favor, and if determined adversely, whether indemnification will be received. Accordingly, it is not yet possible to reliably determine any potential liability that could result from these matters in the event of an adverse determination.

CPI Card Group Inc. v. Multi Packaging Solutions, Inc.

               On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado.  The complaint asserts that MPS ultrasecure gift card packages sold to at least one customer infringe a Company patent on ultrasecure gift card packages.  The Company’s patent will expire in 2028.  MPS has been served with the complaint but has not yet responded.  The Company intends to vigorously assert its intellectual property rights in connection with this litigation.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business.  The Company believes that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented by the disclosure in Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In the second quarter of fiscal year 2016, the Company’s Board of Directors approved a stock repurchase program that authorizes repurchases of $20.0 million of the Company’s common stock, up to a maximum of 2,827,105 shares, prior to May 11, 2017. The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions.

There was no stock repurchase activity during the three months ended September 30, 2016.  As of September 30, 2016, the total number of shares purchased as part of the publicly announced program was 1,439,422 and the approximate dollar value of shares that may yet be purchased under the program was $14.0 million, limited to an additional repurchase of 1,387,683 common shares.

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

November 10, 2016

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