Form 10-K
period 2016-12-31
CPI Card Group Inc.
filed 2017-03-02
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-37584

CPI Card Group Inc.

(Exact name of the registrant as specified in its charter)

Delaware	26-0344657
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10026 West San Juan Way
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates was $97.2 million on June 30, 2016 computed based on the closing sale price of the Registrant’s common stock of $5.01 on Nasdaq on that date.

As of February 20, 2017, the number of shares outstanding of the Registrant’s common stock was 55,359,251.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate”, “project”, “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us, and other information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: material breaches in the security of our systems; market acceptance of developing technologies that make Financial Payment Cards less relevant; a slower or less widespread adoption of EMV® and dual-interface EMV technology than we anticipate; difficulties in production quality and process; defects in our software; our failure to operate our business in accordance with the PCI security standards or other industry standards such as Payment Card Brand certification standards; extension of card expiration cycles; a decline in U.S. and global market and economic conditions; failure to identify, attract and retain new customers or a failure to maintain our relationships with our major customers; our substantial indebtedness; infringement on our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; failure to meet our customers’ demands in a timely manner; competition and/or price erosion in the payment card industry; our dependence on licensing arrangements; inability to renew leases for our facilities; interruptions in our IT systems or production capabilities; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; non-compliance with, and changes in, laws in foreign jurisdictions in which we operate and sell our products; challenges related to our acquisition strategy; our dependence on specialized equipment from third party suppliers; and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

EMV® is a registered trademark or trademark of EMVCo LLC in the United States and other countries.

PART I

Item 1.Business

As used herein, “CPI”, “we”, “our” and similar terms refer to CPI Card Group Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We are a leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, MasterCard, American Express and Discover) and Interac (in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We have established a leading position in the Financial Payment Card market through more than 20 years of experience and are focused primarily on this growing subsector of the financial technology market. Our customers are primarily leading national and regional banks, independent community banks, credit unions, managers of prepaid debit programs, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process) and card processors. We serve a diverse set of over 4,000 direct and indirect customers, including many of the largest issuers of debit and credit cards in the United States and Canada, and largest U.S. Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

We serve our customers through a network of ten production and card services facilities, including eight high-security facilities in the United States and Canada, each of which is certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by our customers, certified to be in compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”). We have a leading network of high-security production facilities in the United States and Canada, allowing us to optimize our solutions offerings to serve the needs of our diverse and long-term customer base.

We believe we have a leading position in:

•

the U.S. prepaid debit market (which represents the fastest growing subset of the Financial Payment Card market in the United States), serving several of the top U.S. Prepaid Debit Card program managers;

•	the U.S. large issuer market, serving many of the largest U.S. debit and credit card issuers; and

•	the U.S. small issuer market, which includes independent community banks and credit unions, driven by our strong relationships, capabilities and technologies.

In addition to our eight facilities in the United States and Canada, we have two facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, that are not issued on the networks of the Payment Card Brands, as well as provide personalization, packaging and fulfillment services.

We have grown our business significantly over the past decade, both organically and through acquisitions. Since 2008, we have completed six acquisitions, significantly increasing our geographic and market coverage, solutions offerings and capacity. Our most significant acquisitions occurred in March 2010 and September 2014.  On March 9, 2010, we purchased certain assets of Premier Card Solutions, a leading provider of Financial Payment Cards, data personalization services and tamper-evident security packaging for Prepaid Debit Cards that utilize the payment networks of the Payment Card Brands. The Premier Card Solutions transaction significantly enhanced our offering to Prepaid Debit Card customers. On September 2, 2014, we acquired EFT Source, a recognized leader in the financial technology industry. The acquisition of EFT Source significantly enhanced our card services offering, added Card@Once®  to our instant issuance card offering and expanded our end-to-end Financial Payment Card solutions.  We intend to continue to explore strategic acquisition opportunities.

In 2016, we generated:

•	Net sales of $308.7 million, which represented a decrease of 17.5% compared to the prior year,

•	Net income from continuing operations of $5.4 million, which represented a decrease of 82.7% compared to the prior year, and
•	Adjusted EBITDA of $57.2 million, which represented a decrease of 40.6% compared to the prior year.

Adjusted EBITDA is a financial measure not presented in accordance with generally accepted accounting principles (“GAAP”). For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income from continuing operations, the most comparable GAAP measure, see Part II, Item 6, Selected Financial Data.

Our business consists of the following reportable segments: U.S. Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States; U.S. Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card issuers in the United States; and U.K. Limited, which primarily produces retail cards, such as gift and loyalty cards for customers in the United Kingdom and continental Europe, and which are not certified by any of the Payment Card Brands or to be in compliance with the standards of the PCI Security Standards Council, but are certified to be in compliance with International Organization for Standardization (“ISO”) 27001 standards. Businesses not considered part of these segments are categorized as "Other" and include our operations in Ontario, Canada and Petersfield, United Kingdom.  In August 2015, we completed the shut-down and closure of our operations at our Petersfield, United Kingdom facility. The Petersfield, United Kingdom facility is not material to our business. Also included in “Other” are corporate activities.

For information regarding our net sales by geographic location and additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 18 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Our Competitive Strengths

•

Leading Market Position with Long-Term Customer Relationships.  As a market leader, we have long-standing trust-based relationships with our key customers, many of whom we have served for decades. Our customer relationships often involve deep process and technology integration, particularly in the case of customers who utilize our card services and instant issuance systems and services. The solutions that we provide require strict data integrity, and generally card issuers are reluctant to switch away from trusted providers due to the requirements for high-security and access to highly-sensitive cardholder information. As a result, our customers are selective about the partners with which they work and typically seek out partners who have a well-established reputation for trust and quality and are able to meet their service requirements.  We take pride in our efforts to provide a differentiated level of service to our customer base.  Our strong net promoter score, a customer satisfaction metric developed through surveys conducted by an independent market research firm, is evidence of our ability to provide this differentiated level of service. We also maintain important relationships with the Payment Card Brands to ensure our facilities and processes consistently meet their standards.

•

Well Positioned to Capitalize on Growth in Financial Payment Card Market and Remaining EMV Conversion in the United States.  With the significant past investments made to our physical infrastructure and equipment platform in preparation for the EMV conversion, including information technology, human capital and equipment upgrades across our network of facilities, we believe that we continue to be well-positioned to capitalize on the continued growth in the Financial Payment Card market, and the U.S. market conversion to the Europay, Mastercard and Visa (“EMV”) chip technology, which began in earnest in the second half of 2014 and is expected to continue over the next several years. EMV is a global, technical standard, maintained by EMVCo for smart payment cards, and for payment terminals and automated teller machines that accept them.  EMV cards are smart cards (also called chip cards) which store data on integrated circuits rather than magnetic stripes, although EMV cards may have magnetic stripes.  EMV cards can be contact cards that must be physically inserted (or “dipped”) into a reader, contactless cards that can be read over a short distance using radio-frequency identification (“RFID”) technology, or cards with both contact and contactless functionality (“dual-interface EMV cards”). We serve our customers through a network of ten production and card services facilities, including eight high-security facilities in the United States and Canada that are each certified by one or more of the Payment

Card Brands, Interac (in Canada) and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council.

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

•

Certified Network of High-Security Facilities.  Our eight high-security facilities are each certified by one or more of the Payment Card Brands and Interac (in Canada), forming a leading network of certified production facilities in in the United States and Canada. The Payment Card Brand certifications allow us to produce cards bearing these brands and provide relevant card services for our issuer customers. Additionally, many of our facilities are also certified to be in compliance with the standards of the PCI Security Standards Council. These certification processes are long, complex and costly, and our facilities must comply with strict standards of security in order to obtain and retain this designation, which are regularly verified by both the Payment Card Brands and our customers.

•

Industry Experience and Proprietary and Patented Solutions.  Over the course of our long operating history, we have developed extensive technological, engineering and operational expertise that we believe has made us a leader in our industry for product and process know-how. We believe that our technological and operational know-how, combined with our specific focus on the Financial Payment Card market, gives us a competitive advantage and fosters a culture of innovation. We have developed and acquired significant intellectual property over our operating history and hold 18 U.S. patents, 14 foreign patents, as well as 13 pending U.S. and foreign patent applications, on our Financial Payment Card solutions, including patents on our instant issuance offering, and patents on our tamper-evident security packaging used by our customers that have Prepaid Debit Card offerings. We also hold exclusive production rights to certain products the Company has developed, as well as patented software solutions such as our MYCA™ offering, which is integrated into the websites of over 300 card issuing banks and other customers.

•

Experienced Management Team.  We have built an experienced management team, and have strengthened the team during 2016 with the addition of key executives with distinguished records of accomplishments. The leadership, depth of experience and relevant market knowledge the management team brings will be invaluable as we execute on our plans moving forward.

Our Strategy

The key components of our strategy include:

Drive Growth in the Core Financial Markets:

•

Continue to Capitalize on Growth in Financial Payment Card Market and the U.S. EMV Conversion, Including Dual-Interface EMV Cards.  We expect future growth in the U.S. Financial Payment Card market as card-based payments continue to replace payments made with cash and checks, along with the recurring nature of demand for Financial Payment Cards in the United States, including the regular renewal of cards every three to five years, replacing lost or stolen cards due to fraudulent usage, and portfolio churn as cardholders move from one program to another.  In addition, the conversion of Financial Payment Cards in the United States from magnetic stripe technology to the EMV standard began in earnest in the second half of 2014 and is expected to continue over the next several years. In anticipation of the EMV conversion, and subsequently the expected further adoption of the more complex and higher priced dual-interface EMV cards, we invested significantly in our network of facilities, technological infrastructure and human capital resources. We believe our comprehensive solutions offering and proven track record ideally positions us to be our customers’ partner of choice for their ongoing Financial Payment Card needs, and to successfully complete their EMV conversions.

•

Capitalize on Growth in Prepaid Debit Market.  We believe we are well positioned to capitalize on the expected growth of the Prepaid Debit Card market due to our market leading position, supported by our industry expertise, comprehensive end-to-end card solutions and patents. We have a leading market position and have been doing business with the largest U.S. Prepaid Debit Card program managers.  Additionally, we have further developed proprietary production techniques which provide us additional flexibility to meet customer demands.

•

Cross-Sell Expanded Services Offering Across Customer Base.  We believe our leading market position in Financial Payment Card production and our card services capabilities in the United States and Canada, presents an opportunity to cross-sell services across our customer base by offering comprehensive end-to-end card solutions.  We believe that providing our existing customers this complete end-to-end solution creates a revenue opportunity and means to further deepen our existing customer relationships. Through our strong track record in card services, we believe we have established a reputation as a trusted partner and advisor to our customers with the ability to securely manage sensitive and confidential customer data throughout our network. Due to the high costs of failure, such as a data breach, we believe that that we are well positioned to meet the needs of our customers, who expect their vendors to provide high levels of security, service and certainty to manage these critical functions.

•

Continued Exploration of Strategic Acquisitions.  We have a strong track record of acquiring and integrating complementary businesses, completing six acquisitions since 2008, which have enhanced our market share, capabilities and capacity. We expect to continue to explore strategic acquisitions that give us access to new markets and capabilities.

Provide New and Innovative Products and Services in the Markets We Serve:

•

Capitalize on Growth in Instant Issuance Systems and Services Market.  We acquired our instant card issuance system, Card@Once®, through the acquisition of EFT Source in 2014 and have continued to drive growth in sales of our instant issuance systems and related services revenue. We plan to continue to grow our installed base of instant issuance systems in bank branches across the United States to increase our opportunity for continued recurring revenue streams from card personalization which is delivered through our software as a service offering.

•

Develop New Products and Services to Deepen Existing Customer Relationships and Attract New Customers. In addition, through our recently added Print on Demand capabilities, we are able to produce images, personalized payment cards and related collateral on a one-by-one, on demand, basis for our U.S. Prepaid Debit customers, enabling individualized offerings and reducing waste. We believe this will enable us to further penetrate new, fast growing, verticals of the prepaid market including payroll, corporate incentives and benefits. In addition, we recently announced new products, including a metal card offering for the credit card markets, and dual-interface or “tap-and-go” EMV cards, both of which represent important opportunities to add to the growth of the business.

•

Capitalize on the Emerging Digital Services Market. We have continued to expand our digital services capabilities, focusing on enabling payments for the growing e-commerce and mobile market place, including online card design and card re-orders, order status, inventory management, EMV key management, and fulfillment of plastic and virtual payment cards, including our patented card design software, known as MYCA™, which provides our customers and their cardholders the ability to design cards on the internet and customize cards with individualized digital images.  While not currently significant to our financial results, we also offer other innovative mobile services, such as CPI Mobile™, where we, through technology partners, are able to provide solutions to digitize, encrypt and deliver payment credentials to mobile devices.

Execute Quality, Process Excellence & Efficiency Initiatives:

•

Drive Quality, Process Excellence and Cost Efficiencies. We are focused on driving high quality products and services for our customers through our process excellence initiatives, and on reducing costs through our continued efforts to drive efficiencies in our business.  For example, CPI has developed a successful continuous improvement framework that drives tangible cost savings and enables re-investment in critical areas of the business.

Our Products and Services

EMV Financial Payment Cards (Contact and Dual-Interface)

We produce contact EMV cards, which feature an integrated circuit that interfaces with an EMV payment terminal over a contact plate on the surface of the card when inserted into an EMV-enabled payment terminal. We also produce dual-interface EMV cards, which feature both the contact EMV technology and an RFID antenna that utilizes near field communications (“NFC”) technology to allow transactions to also be processed on a contactless basis when the card is brought within the requisite proximity to a NFC-enabled payment terminal.

Non-EMV Financial Payment Cards and Retail Gift Cards

We produce non-EMV cards that utilize magnetic stripes, contactless cards which utilize NFC technology and cards that include both magnetic stripes and NFC technology. In addition, we produce retail gift cards (which are not issued on the network of the Payment Card Brands) primarily in the U.K. and Canada.

Card Data Personalization and Fulfillment

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

Print on Demand Prepaid Solutions

We recently launched our new Print on Demand solution, which can deliver significant flexibility to prepaid program managers and financial institutions.  Through our Print on Demand services, we are able to produce images, personalized payment cards and related collateral on a one-by-one, on demand, basis for our customers, enabling individualized offerings and reducing waste. While not significant to our 2016 financial results, the Print on Demand solution enables us to further penetrate new, fast growing, business-to-business and business-to-consumer verticals of the prepaid market including payroll, corporate incentives and benefits.

Suppliers

One of the most important components of our products is the EMV microchip, which we expect to become even more significant as EMV cards comprise an increasing percentage of the cards we produce. While we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them, the objective of our procurement strategy is not to depend on any single supplier. We obtain our components from multiple suppliers located in South Korea, France, the United States and Singapore, primarily on a purchase order basis. Our main suppliers of EMV microchips are four leading international manufacturers, including one supplier that is also owned by a competitor. Over 90% of our purchased EMV microchips for the year ended December 31, 2016 came from these four main suppliers. The other key components for our products are substrates (such as PVC), antennas and inlays which we also source from multiple suppliers. We continuously monitor supply chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation and price.

Customers

In the United States, we categorize our customers as follows: large issuers, small to mid-sized issuers, prepaid debit issuers and program managers. Our diverse customer base includes many of the largest issuers of credit and debit cards in the United States and the largest U.S. Prepaid Debit Card program managers. Our top five customers represented approximately 29.4% of our net sales for the year ended December 31, 2016, and we have been serving these customers for an average of greater than 10 years.

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

Production and Services

Our production and services strategy has several key facets. We have a large network of integrated high-security facilities that we leverage to balance customer orders, expand the array of products and services available to our customers, provide consistent supply and execute short lead times. Our facilities and operating processes are designed to provide a differentiated level of service to each of our key customer sets. For example, we have the processes and capabilities to:

•	execute high-volume production runs that allow us to meet the competitive price points of large orders;

•	execute lower-volume, highly personalized customized runs that allow us to meet the high-service and quick-turn needs of smaller orders; and

•

meet the specific needs of our Prepaid Debit Card customers, as an industry leader in tamper-evident secure card packaging, and our significant expertise and capabilities specifically designed for this retail prepaid market, as well as on demand solutions for the business-to-business and business-to-consumer prepaid markets.

Our digital services are designed to scale quickly to efficiently support a growing number of issuers and end users. These services encompass a variety of secure hosted solutions, which enable improved customer service and efficiencies for our customers.

We operate approximately 500,000 square feet of facilities in the United States, Canada and the United Kingdom, where we focus on Financial Payment Card production and personalization services. See Part I, Item 2, “Properties” of this Annual Report on Form 10-K for information on the operations of each facility.

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

Sales and Marketing

We market our products and services to large issuers, small to mid-sized issuers, prepaid debit issuers and program managers. We have approximately 30 field-based sales representatives that give us a wide geographic reach across the United States, Western Europe and Canada. Our sales representatives offer a complete end-to-end solution that incorporates the full spectrum of our products and services from concept to delivery. Our sales and marketing strategy focuses on strengthening our relationships with existing customers, providing a differentiated offer that includes cross-selling expanded services. We leverage the strength of our full-service offerings to attract new customers. Our marketing efforts focus on the needs of our specific types of customers. By tailoring our marketing strategy to different customer groups, we are able to provide relevant targeted solutions to meet their individual needs. We utilize an array of different marketing communications focused on thought leadership that include industry publications, editorial white papers, conferences and trade shows, print and digital advertisements and educational webinars designed to introduce our existing customers and new customers to innovations in the payments market. Through these efforts, we drive customer retention and satisfaction, and have been able to attract new customers.

Competition

The market for products and services in the payment card industry is highly competitive. Some of our competitors possess substantially greater financial, sales and marketing resources than we do, and therefore have substantial flexibility in competing with us, including through the use of integrated product offerings and competitive pricing. Competitive factors for our business include product quality, security, service reliability, product line comprehensiveness and integration, timely introduction of new products and features and price. We believe that we compete favorably in each of these categories.

Our products and services compete with other card manufacturers and card solutions providers. We believe our primary competitors are Oberthur Technologies S.A., Giesecke & Devrient GmbH, Valid S.A., Gemalto NV and Multi Packaging Solutions, Inc. Certain existing and potential customers also have the ability to personalize Financial Payment Cards in-house. In addition, we compete with customers that offer transaction processing products and services to financial institutions.

Intellectual Property

We own and control various intellectual property rights, such as patents, trade secrets, confidential information, trademarks, service marks, tradenames, copyrights and applications. We are also a party to certain patent cross-license arrangements with industry participants and may, from time to time, enter into similar commercial agreements should we consider it necessary or beneficial for our business.

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards for intellectual property protection throughout the world. As of December 31, 2016, we had 30 U.S. and foreign trademark registrations and applications, 18 existing U.S. patents, 14 foreign patents, as well as 13 pending U.S. and foreign patent applications. Our patents have an average remaining maturity of 12.5 years, and our trademarks will be due for renewal for additional ten or fifteen-year periods on an ongoing basis.

Environmental Protection

Our manufacturing operations are subject to environmental protection regulations, including those governing the emissions of pollutants into the air, wastewater discharges, the use and handling of hazardous substances, waste disposal, the investigation and remediation of soil and groundwater contamination. We are also required to obtain environmental permits from governmental authorities for certain of our operations. We believe that we are in compliance with environmental requirements, however, the unfavorable resolution of any environmental matter could have a material adverse effect on our business, financial condition and result of operations.

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

We are also subject to requirements from the Payment Card Brands, which require us to meet certain security standards in order to achieve certification that allows us to produce and personalize Financial Payment Cards issued on their networks. These standards include extensive requirements with respect to the physical characteristics of our facilities, as well as our electronic treatment and storage of cardholder data. We believe that we have developed significant expertise in acquiring and maintaining these certifications, and have invested significant capital to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the long, complex and costly certification process serves as a significant barrier to new entrants to our market.

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

In 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; introduce more stringent regulatory capital requirements; implement changes to corporate governance and executive compensation practices; and require significant rule-making. The Dodd-Frank Act has generated numerous new regulations that have imposed compliance costs and, in some cases, limited revenue sources for us and our clients. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. The CFPB has in the past and may in the future issue regulations that may require us to make compliance investments and/or limit our fees or other revenue sources. We do not currently anticipate a materially adverse impact on our business, results of operations or financial condition due to these regulations, but it is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients.

Employees and Labor

As of December 31, 2016, our businesses employed 1,308 employees, all of whom are full time employees.  We have never experienced any work stoppages or strikes as a result of labor disputes.  We consider our relations with employees to be good.

Available Information

CPI Card Group Inc. is a Delaware corporation.  We were initially formed as CPI Holdings I, Inc. in June 2007 and changed our name to CPI Card Group Inc. in August 2015.  Our principal executive offices are located at 10026 W. San Juan Way – Suite 200, Littleton, CO 80127, telephone (303) 973-9311. The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the "Investor Relations" portion of the Company's website, as soon as reasonably practical after they are filed with the SEC. The SEC maintains a web site, www.sec.gov, which contains reports and information statements, and other information filed electronically with the SEC by the Company.

Item 1A.Risk Factors

Risks Related to Our Business

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could significantly adversely affect our business.

The reliability and security of our information technology (IT) infrastructure and our ability to protect sensitive and confidential information for our customers, which include many financial institutions, is critical to our business. Our handling of personally identifiable information of cardholders, including cardholder names, account numbers and similar information, makes us a potential target of cyber-attacks and threats to our secure IT systems. We face attempts by others to penetrate our computer systems and networks to misappropriate this information or interrupt our business. Any system or network disruption could result in a loss of our intellectual property, the release of sensitive cardholder information, customer or employee personal data, or the loss of production capabilities at one or more of our production facilities. The protective measures we have implemented may not prevent system or network disruptions and may be insufficient to prevent or limit the damage from any future security breaches.

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

The markets for our products and services are subject to technological changes, frequent introductions of new products and services and evolving industry standards. In particular, the rise in the adoption in wireless payment systems or mobile payments may make physical cards less attractive as a method of payment. Although to date we have not seen a meaningful reduction in card‑based payments resulting from the emergence of mobile payment applications, mobile payments offer consumers an alternative method to make purchases without the need to carry a physical card and could, if widely adopted, reduce the number of Financial Payment Cards issued to consumers. In addition, other new and developing technology solutions and products could make our existing technology solutions and products obsolete or irrelevant.

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

•effectively identify and capitalize upon opportunities in new and emerging product markets;

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

The continued adoption of contact and dual‑interface EMV technology and capability in the United States may not be as rapid or widespread as we anticipate, which could adversely affect our growth.

We have made significant investments in our EMV card production and personalization capabilities in the United States and Canada. Our ability to grow depends significantly on U.S. card issuing banks’ continued adoption of EMV technology as part of their new technological standards and, in the future, whether such banks issue dual‑interface EMV cards.  The conversion of Financial Payment Cards in the United States from magnetic stripe technology to the EMV standard began in earnest in the second half of 2014 and is expected to continue over the next several years.  Banks may be delayed in transitioning to the issuance of EMV cards or dual‑interface EMV cards due to increased costs and other factors. If these entities do not continue to deploy EMV and dual‑interface EMV technology or deploy such technology less quickly and/or completely than we expect, the consequence could have an adverse effect on our business, financial condition and results of operations.

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

A substantial portion of our net sales is derived from several large customers. Our top five customers as of December 31, 2016 accounted for approximately 29.4% of our net sales for the year ended December 31, 2016. Our continued business relationship with these customers, and the renewal of key contracts by major customers, may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, pricing pressures or the financial health of these customers. Many of our key customers operate in competitive businesses, and their demand and market positions may vary considerably. These customers depend on favorable macroeconomic conditions and are impacted by the availability of affordable credit and capital, the level and volatility of interest rates, inflation, employment levels and consumer confidence, among other factors.

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

Therefore, we may not be able to maintain our market share with our key customers, which could have an adverse effect on our business, financial condition and results of operations. Furthermore, there is no guarantee that we will be able to renew or win significant contracts in a given year. If we were to lose important programs for our products with any of our key customers, or if any key customer were to reduce or change its contract, seek alternate suppliers, increase its product returns or become unable or otherwise fail to meet its payment obligations, our business, financial condition and results of operations could be materially adversely affected.

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

Existing or new competitors may develop products, technologies or services that more effectively address our markets with enhanced features and functionality, greater levels of integration and/or lower cost. Additionally, mobile payment technology could develop to replace the products and services we offer, which could render our offerings dated or obsolete, or existing alternative standards of secured mobile payment technology could gain widespread market acceptance, which could have an adverse impact on our business. As the technological sophistication of our competitors and the size of the market increase, competing low‑cost producers could emerge and grow stronger. If our customers prefer low‑cost alternatives to our products, our revenue and profitability could be adversely affected. Increased competition has historically resulted in, and is likely to continue to result in, declining average selling prices and reduced gross margins in certain of our businesses and the loss of market share in certain markets. We may not be able to continue to compete successfully against current or new competitors. If we fail to compete successfully, we may lose market share in our existing markets, which could have an adverse effect on our business, financial condition and results of operations.

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

If we fail to accurately project demand for our products and services, we may encounter problems of inadequate supply or oversupply, which would materially and adversely affect our financial condition and results of operations, as well as damage our reputation and brand.

Our customers typically order our products and services on a purchase-order basis. We project product demand based on, among other things, addressable market size, estimated anticipated conversion to EMV technology, pricing pressure and competition.  However, the emerging nature of our industry, our lack of significant order backlog and the varying sales and purchasing cycles of our customers make it difficult for us to accurately forecast demand.

If we overestimate demand, we may have higher raw material or product component inventory levels than required. If we underestimate demand, our third-party suppliers may have inadequate raw material or product component inventories,  which could interrupt our manufacturing and delay shipments, and could result in lost sales. In particular, we are seeking to manage our procurement and inventory costs by matching our inventories closely with our projected manufacturing needs and by, from time to time, deferring our purchase of raw materials and components in anticipation of supplier price reductions. As we seek to balance inventory costs and production flexibility, we may fail to accurately forecast demand to predict and maintain appropriate levels of inventory reserve, which could cause uneven and unpredictable flow or could affect our ability to coordinate our procurement and production to meet demand on a timely basis. Our inability to accurately predict or timely meet demand could materially and adversely affect our financial conditions and results of operations as well as damage our reputation and brand.

The continued adoption of EMV technology may cause our customers to extend their expiration cycles, which could reduce the volume of cards they purchase from us.

We estimate that, on average, bank debit cards and general purpose credit cards have historically been renewed every three years due to fixed expiration dates, and this regular renewal cycle is a significant driver of demand for Financial Payment Cards. Issuers of bank debit cards and general purpose credit cards could extend the length of time that each card may be active prior to expiration to four or five years in order to reduce the costs associated with issuing more expensive EMV cards. While some of our Financial Payment Card issuer customers have extended the expiration cycles on their EMV cards during 2016, we believe this continues to be the exception rather than the norm, and the majority of our Financial Payment Card issuer customers have maintained three-year expiration cycles.  If however, Financial Payment Card issuers do extend the reissuance cycle in the future, we may experience a decreased demand for bank debit cards and general purpose credit cards. If the reissuance cycle is significantly extended beyond historical averages, demand from our customers for our products may decrease significantly and our business, financial condition and results of operations could be materially and adversely affected.

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

We make significant investments to our network of high‑security facilities in the United States and Canada in order to meet these standards and criteria, including investments required to satisfy changes adopted from time to time in their respective standards and criteria. Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have constituted in the past an important part of our revenue and profitability. For the year ended December 31, 2016, the vast majority of the products we produced and services we provided were subject to certification with one or more of the Payment Card Brands. If we were to lose our certification from one or more of the Payment Card Brands, Interac (in Canada) or PCI certification for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the networks of the Payment Card Brands. If we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers and our financial condition and results of operations would be adversely affected.

We may be required to defend against alleged infringement of the intellectual property rights of others and/or may be unable to adequately protect or enforce our own intellectual property rights.

Companies in our industry aggressively protect and pursue their intellectual property rights. Our products may contain technology provided to us by other parties such as suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. From time to time, we receive notices or are named in litigation, and are currently subject to various actions that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Additionally, we receive notices that challenge the validity of our patents. Intellectual property litigation can be expensive, time consuming and distracting to management. An adverse determination in any of these types of disputes could prevent us from producing or offering some of our products and services or could prevent us from enforcing our intellectual property rights. Furthermore, settlements can involve royalty or other payments that could reduce our profit margins and adversely affect our financial results. Our suppliers, customers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. Any of these claims or litigation may materially and adversely affect our business, financial condition and results of operations.

We may also be required to indemnify some customers and strategic partners under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. Indemnification provisions may, in some circumstances, extend our liability beyond the products we provide and may include consequential damages and/or lost profits. Even if claims or litigation against us are not valid or successfully asserted, these claims could, and often do, result in significant costs and the diversion of the attention of management and other key employees to defend.

Furthermore, our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We depend on patents and other intellectual property rights to protect our products, proprietary designs and technological processes against misappropriation by others. We may in the future have difficulty obtaining patents and other intellectual property protection, and the patents and intellectual property rights that we receive may be insufficient to provide us with meaningful protection or commercial advantage. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, or confidential employee, customer or supplier data. Any of our existing or future patents may be challenged, invalidated or circumvented. We engage, and are currently engaged, in litigation to enforce or defend our intellectual property rights, protect our trade secrets and determine the validity and scope of the proprietary rights of others, including our customers. We also enter into confidentiality agreements with our consultants and strategic partners and control access to and distribution of our technologies, documentation and other proprietary information; however, such agreements may not be enforceable or provide us with an adequate remedy. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. If we cannot adequately protect our technology, our competitors may be able to offer certain products and/or services similar to ours.

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

Our business could suffer from problems in production quality and process.

We produce our products using processes that are highly complex, require advanced and costly equipment and must continually be modified to improve yields and performance. Difficulties in the production process can reduce product yields, reduce product quality or interrupt production altogether. As a result of such problems, we may not be able to deliver products, or may be able to deliver products, but in a less timely or cost‑effective manner or at a lower than expected quality level, or we may be required to rework or replace products. As the complexity of both our products and our technological processes has become more advanced, production tolerances have been reduced and requirements for precision have become more demanding. If we do not advance our production processes at the market rate, we may experience a lower production quality than the market standard. We may suffer disruptions in our production, either due to production difficulties, such as machinery or technology failures, or as a result of external factors beyond our control, such as interruption of our electrical service or a natural disaster. Any such event could have an adverse effect on our business, financial condition and results of operations.

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

Demand for Financial Payment Cards may be adversely impacted by U.S. and global market and economic conditions.

For the foreseeable future, we expect to continue to derive most of our revenue from products and services we provide to the financial services industry. Given this concentration, we are exposed to the economic conditions affecting the financial services industry in the United States and Canada. For example, prolonged economic downturns typically have resulted in significant reductions in the demand for general purpose credit cards due to tightening credit conditions. A prolonged poor economic environment could result in significant decreases in demand by current and potential customers for our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

Our outstanding indebtedness may impact our business and may restrict our growth and results of operations, and future EBITDA declines, should they occur, could make it difficult or impossible to refinance our debt when it comes due.

As of December 31, 2016, we had $301.9 million of total indebtedness outstanding, net of unamortized discount and deferred financing costs of $10.6 million under our First Lien Term Loan Facility. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

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

•our First Lien Credit Facility is entirely floating rate debt, and rising interest rates could have a material impact on our cash flows, results of operations and financial condition;

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

•placing us at a competitive disadvantage as compared to our competitors that are less leveraged; and

•limiting our ability, or increasing the costs, to refinance indebtedness, when our First Lien Term Loan matures on August 17, 2022, and our Revolving Credit Facility matures on August 17, 2020.

The limitations described above could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness.

If we fail to meet customer demands in a timely manner, we could lose certain critical business relationships.

Our ability to provide products and services and meet very high quality standards in a timely manner is critical to our business success. For example, one of the key services that we offer our customers is the prompt and timely production and delivery of replacement debit or credit cards. Orders for replacement debit or credit cards are often placed on short notice and may require personalization. If we are unable to offer these and our other products and services in a timely manner or due to software malfunction, logistical impediments at any of our facilities, or economic, social, political or other challenges impacting the industry as a whole, our relationships with our customers may be adversely affected and we may lose major contracts, all of which could have an adverse effect on our business, financial condition and results of operations.

If the recently elected United States government puts significant tariffs or other restrictions on goods imported into the United States, our revenue and results of operations may be materially harmed.

The United States government may restrict trade with certain countries and/or impose tariffs on imports from certain countries. Most of our chips are imported from companies located outside of the United States. If any such restrictions or tariffs are imposed on products that we import from our overseas suppliers, we may be required to raise our prices or find alternative suppliers, which may not be possible at the same cost or quality, which could adversely impact our business, financial condition and results of operations.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the

European Union could have a material adverse effect on our business and results of operations.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. in 2017.  Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.  There is also uncertainty on the type of trade agreement that will exist with the E.U. after the U.K.’s withdrawal. Any of the foregoing could adversely impact our U.K. operations, which accounted for 9.6% and 9.2% of our net sales for the years ended December 31, 2016 and 2015, respectively.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business, including the British Pound. Brexit has also caused other members of the E.U. to consider exit as well, which could lead to further disruptions and uncertainty with respect to our business operations. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results.

Our business may be adversely affected by costs relating to product defects, and we could be faced with product liability and warranty claims.

We offer highly complex services and products and, accordingly, there is a risk that defects may occur in any of our services or products. Such defects can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory, the loss of potential sales and claims by third parties. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects. If we release defective products in the market, our reputation could suffer and we may lose sales opportunities and incur liability for damages, including damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. In addition, our customers may recall their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such a recall or payment is caused by a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. If any of these risks materialize, our reputation would be harmed and there could be an adverse effect to our business, financial condition and results of operations.

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

For the years ended December 31, 2016, 2015 and 2014, we derived 15.0%, 15.5%, and 24.7%, respectively, of our net sales from outside the United States, primarily in Canada and the United Kingdom. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, and labor and health and safety laws and regulations in each jurisdiction in which we operate. We are also required to obtain environmental permits and other authorizations or licenses from governmental authorities for certain of our operations and must protect our intellectual property worldwide. In the jurisdictions in which we operate, we need to comply with various standards and practices of different regulatory, tax, judicial and administrative bodies.

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

We face a number of challenges associated with our acquisition strategy that could disrupt our ongoing business and distract our management team, including:

•lower gross margins, revenue and operating income than originally anticipated at the time of acquisition and other financial challenges;

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

Certain of our competitors have internally developed their own chip operating systems, including for use in EMV cards. Ownership of these internal operating systems may give our competitors a cost advantage over us, as we utilize the chip operating systems designed by our chip suppliers for use on their respective chips. If our competitors are able to reduce the prices of their products and services as a result of the cost savings they might realize from using their own internally developed operating system, our profitability may be adversely affected. Additionally, customers may prefer the operating systems of our competitors over the operating systems that we utilize in our EMV cards. If customers are more attracted to our competitors’ internally developed operating systems, demand for our products and services may be reduced, thereby adversely affecting our results of operations.

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

Our production operations depend on deliveries of microchips and other materials in a timely manner and, in some cases, on a just‑in‑time basis. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. We may not be able to meet the demands of our customers in a timely manner, or at all, due to shortages in the supply of critical materials.  The supplies we purchase could also have latent quality issues, causing quality problems with the products we produce, increased costs due to scrap or rework, or delays to our delivery timelines. Additionally, certain product materials required in our production operations are only available from a limited number of suppliers, and we may not be able to find an adequate replacement for such materials if our suppliers are unable to meet their delivery obligations to us. In particular, we rely on a small group of suppliers for the provision of EMV microchips that we use in our Financial Payment Cards. For the year ended December 31, 2016, we obtained over 90% of our total purchased EMV microchips from four main suppliers. If any one of these EMV microchip suppliers, or any supplier of our other raw materials, fails to deliver our requirements, our production could be disrupted. In addition, as a result of a shortage, we may be compelled to delay shipments of our products, or devote additional resources to maintaining higher levels of inventory. Consequently, we may experience substantial period‑to‑period fluctuations in our cost of sales and, therefore, in our future results of operations. If we are unable to obtain adequate supplies of quality materials in a timely manner or if there are significant increases in the cost of these materials, our business, financial condition and results of operations could be adversely affected.

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

We are subject to environmental, health and safety laws and regulations in each jurisdiction in which we operate. Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil and groundwater contamination, and the health and safety of our employees. For example, our products and the raw materials we use in our production processes are subject to numerous environmental laws and regulations. We are also required to obtain environmental permits from governmental authorities for certain of our operations. We may not be able to be at all times, in full compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

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

Our long-lived assets represent a significant portion of our total assets, and we may never realize their full value.

Our long-lived assets recorded as of December 31, 2016 were $171.8 million, representing 64% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $53.4 million as our operation requires significant investments in machinery and equipment.

We perform goodwill impairment testing on an annual basis as of October 1 of each year.  Other long-lived assets, such as identifiable intangible assets and plant, equipment and leasehold improvements are reviewed for impairment whenever events, changes or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we were to conclude that an additional future write‑down of our long-lived assets is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations. A write‑down of our long-lived assets may result from, among other things, deterioration in our performance and a decline in expected future cash flows and could have an adverse effect on our business, financial condition and results of operations.

During the fourth quarter of 2016, based on the goodwill and other indefinite-lived intangible assets impairment test performed annually as of October 1, we recorded an impairment charge of $2.7 million related to a trademark acquired in the EFT Source acquisition. The impairment was a result of the Company’s plans to discontinue its use of the trademark in its sales, marketing and other business practices.  See Part II, Item 8, Financial Statements and Supplementary Data, Note 7 “Goodwill and Other Intangible Assets,” in this Annual Report on Form 10-K for more information.

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

Our operating results are unpredictable and may vary significantly from quarter to quarter and annually, and may differ significantly from our expectations or guidance.

Our operating results are affected by a wide variety of factors that could materially and adversely affect revenue and profitability or lead to significant variability in our operating results. These factors include, among others, the cyclicality of the financial card and electronic payment industries, capital requirements, inventory management, the availability of funding, competition, new product developments, technological changes and production problems. For example, if anticipated sales or shipments do not occur when expected, expenses and inventory levels in a given quarter can be disproportionately high, and our results of operations for that quarter, and potentially for future quarters, may be adversely affected. In addition, our effective tax rate currently takes into consideration certain favorable tax rates and incentives which, in the future, may not be available to us.

A number of other factors could lead to fluctuations in quarterly and annual operating results, including:

•order cancellations or rescheduling by customers;

•unpredictable ordering patterns by customers;

•the adoption of EMV technology by customers may be more uneven or unpredictable than we anticipate;

•restructuring and impairment charges;

•fluctuations in currency exchange rates, particularly between the U.S. dollar and the Canadian Dollar and British Pound Sterling;

•intellectual property developments;

•changes in distribution and sales arrangements;

•the failure to win new projects;

•production performance and yields;

•product liability or warranty claims;

•litigation;

•taxation;

•acquisitions or divestitures;

•obtaining adequate raw materials or production equipment on a timely basis;

•changing raw material prices;

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

If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and, beginning with this Annual Report on Form 10-K, provide a management report on the internal controls over financial reporting. As an “emerging growth company” (as defined by the JOBS Act) we are not currently required to obtain an attestation from our independent public accounting firm on our management report on internal controls over financial reporting. However, we will be required to obtain such an attestation when we are no longer an emerging growth company.

We previously identified and disclosed a material weakness in our internal controls over financial reporting related to the lack of finance expertise that we believed could have resulted in a failure to properly account for non-routine and complex transactions in accordance with GAAP.  We believe we have since remediated the previously disclosed material weakness, and that we are in compliance with the Sarbanes‑Oxley Act requirements.  However, from time to time, we may discover areas of our internal controls that need improvement. If we or our independent registered public accounting firm discover a material weakness in the future, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

Changes in accounting standards could materially affect how we report our financial condition and results of operations.

From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict, may require extraordinary efforts or additional costs to implement and could materially impact how we report our financial condition and results of operations. It is possible that we may not be prepared to implement a new accounting standard when it is required to be implemented, which may lead to our financial statements being materially misstated, or to our identifying a material weakness in our internal controls over financial reporting.  Additionally, the adoption of new standards could require changes to our business and accounting processes, systems and controls to support recognition and disclosure under the new guidance. This could also lead to investors losing confidence in the accuracy and completeness of our financial reports, and the market price of our common stock being negatively affected, and we could become the subject to investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The requirements of being a public company have increased certain of our costs and require significant management focus.

As a public company, our legal, accounting and other expenses associated with compliance related and other activities have increased significantly, and therefore, since our initial public offering, our management and other personnel have diverted attention from operational and other business matters to devote substantial time to implementing public company compliance requirements. In particular, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may establish an internal audit function. Costs to obtain director and officer liability insurance also contribute to our increased costs. As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements, which could further increase our compliance costs.

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

Our majority stockholders have the ability to control significant corporate activities

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital), own approximately 37.3% and 22.0% of our common stock, respectively, as of December 31, 2016. As a result of their ownership, the Tricor Funds, so long as they collectively hold a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision‑making with respect to our business direction and policies.

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

Messrs. Bradley Seaman, Nicholas Peters and David Rowntree, who are officers or affiliates of Parallel49 Equity (and its predecessor), serve on our board of directors. The Tricor Funds, our majority stockholders, are funds controlled by Parallel49 Equity and its affiliates. Parallel49 Equity and entities controlled by it may in the future hold equity interests in entities that directly or indirectly compete with us, and companies in which it currently invests may begin directly or indirectly competing with us. As a result of these relationships, when conflicts between the interests of Parallel49 Equity, on the one hand, and of other stockholders, on the other hand, arise, these directors may not be disinterested. Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us. Our certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Parallel49 Equity or any entity that controls, is controlled by or under common control with Parallel49 Equity (other than any company that is controlled by us) or any investment funds managed by Parallel49 Equity will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.

There can be no assurances that we will pay ongoing regular dividends to our stockholders or effect stock repurchases under our stock repurchase program.

              Since the first quarter of 2016, our Board of Directors has declared a quarterly dividend of $0.045 per share, including with respect to the most recent completed quarter when our Board of Directors approved a dividend on March

1, 2017, payable on April 7, 2017 to stockholders of record at the close of business on March 17, 2017. In addition, in the second quarter of fiscal year 2016, our board of directors approved a stock repurchase program that authorizes repurchases of the Company’s common stock up to $20.0 million, limited to a maximum of 2,827,105 shares, prior to May 11, 2017.  However, our board of directors may, in its sole discretion, change the amount or frequency of dividends and stock repurchases, or discontinue the payment of dividends and stock repurchases entirely. In addition, because we are a holding company with no material direct operations, we are dependent on dividends and other payments from our operating subsidiaries to generate the funds necessary to pay dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay dividends and/or make stock repurchases. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution and our ability to pay cash dividends, and compliance with covenants and financial ratios related to existing or future indebtedness and other agreements with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of dividends or distributions. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock and/or stock repurchases. Any change in the level of our dividends or the suspension of the payment thereof or change in the level of our stock repurchases or the suspension of the ability to make stock repurchases could adversely affect the market price of our common stock.

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

Our business and stock price may suffer while our public company processes continue to mature. In addition, if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

We are a newly public company. While our public company processes continue to mature, we may face difficulty in forecasting and evaluating our future prospects. If we are unable to execute our business strategy, either as a result of our inability to effectively manage our business in a public company environment or for any other reason, our business, prospects, financial condition and results of operations may be harmed. In addition, as a new public company we have begun to obtain research coverage by securities and industry analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Information regarding each of our facilities is set forth below.

Location	Operations	Square Footage	Owned/Leased
Littleton, Colorado (Corporate)	Corporate headquarters facility	12,000	Leased
Littleton, Colorado (Centennial)	Financial Payment Card production	65,000	Leased
Littleton, Colorado (Midway)	Financial Payment Card production and card personalization services	50,000	Leased
Roseville, Minnesota (3 facilities)	Financial Payment Card production, card personalization, card packaging services and secure fulfillment center	164,000	Leased
Fort Wayne, Indiana	Financial Payment Card production	36,000	Leased
Nashville, Tennessee	Financial Payment Card personalization services and fulfillment	66,000	Leased
Toronto, Ontario	Financial Payment Card and retail gift card production and card personalization services and fulfillment	67,000	Leased
Colchester, United Kingdom	Retail gift card production	37,000	Owned and Leased
Liverpool, United Kingdom	Retail gift card personalization services	30,000	Owned
Derby, United Kingdom	Design and innovation office	300	Leased

Item 3.Legal Proceedings

CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI shareholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc., in the United States District Court for the Southern District of New York against CPI and certain of its officers and directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 IPO. The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933 (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ending December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

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

On November 16, 2016, the Company filed a motion to dismiss the amended complaint. All discovery and other proceedings in the action are stayed under the PSLRA pending the resolution of that motion.

The Company believes these claims are without merit and intends to defend the action vigorously.

Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case. This suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015.  The now-stayed complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard.  Gemalto’s patent will expire in March 2017.  The Company successfully moved to transfer the lawsuit to the District of Colorado.  On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s IPO and business relationships.  Gemalto answered the Company’s counterclaims on February 5, 2016.  On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringed upon Gemalto’s patent—only named CPI products that incorporate microchips supplied by two specific vendors.

On May 31, 2016, the Company filed an Inter Partes Review petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”), seeking re-examination of Gemalto’s asserted patent. In light of the Company’s petition, on July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims. The PTAB granted the Company’s petition as to all of the independent claims of Gemalto’s patent on November 9, 2016.  The PTAB also granted the Company’s petition as to certain dependent claims, which are claims that rely upon and incorporate an independent claim. The Company has asked the PTAB to institute reexamination on the remaining dependent claims by way of a reconsideration petition. The district court litigation remains stayed.

Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleges that the Company infringes a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. Gemalto’s patent will expire in 2018. On May 25, 2016, the Company moved to dismiss Gemalto's case because the patent's claims are not patentable under 35 U.S.C. section 101. The Company’s motion to stay the litigation in light of its pending motion to dismiss was denied on September 2, 2016. The Company’s motion to dismiss remains pending. Gemalto provided initial infringement contentions to the Company on July 29, 2016, and amended its contentions on October 13, 2016. The parties are presently engaged in claim construction activities and are attempting to schedule the deposition of the patent-in-suit’s named inventor.

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

CPI Card Group Inc. v. Multi Packaging Solutions, Inc.

On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado. The complaint asserts that MPS ultrasecure gift card packages sold to at least one customer infringe a Company patent on ultrasecure gift card packages. The Company’s patent will expire in 2028. MPS has answered the complaint and counterclaimed for invalidity and noninfringement. The Company’s preliminary injunction request was denied without prejudice after MPS represented that it had voluntarily ceased using the accused technology and will notify CPI before it re-starts.  Discovery is ongoing. The Company intends to vigorously assert its intellectual property rights in connection with this litigation.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has been listed on the NASDAQ and the TSX under the symbol “PMTS”.  Prior to our initial public offering on October 9, 2015, there was no public market for our common stock.

The following table sets forth for the indicated periods dividends declared and the high and low prices of our common stock as reported on the NASDAQ and TSX.

	Cash Dividends	NASDAQ ($)		Toronto Stock Exchange (CAD$)
2016	Declared	High	Low	High	Low
First Quarter	$0.045	$11.10	$7.34	$15.60	$9.90
Second Quarter	$0.045	$9.25	$3.38	$11.90	$4.51
Third Quarter	$0.045	$6.15	$4.16	$8.05	$5.54
Fourth Quarter	$0.045	$6.41	$3.25	$8.18	$4.40

2015
Fourth Quarter (from October 9, 2015)	$—	$13.50	$8.42	$17.23	$11.50

Holders

There were 12 stockholders of record as of February 20, 2017. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend

On March 1, 2017, the Board of Directors approved a quarterly dividend of $0.045 per share. This dividend is payable on April 7, 2017, to shareholders of record as of the close of business on March 17, 2017.  The amount, declaration and payment of any future dividends will be subject to the discretion of the Company’s Board of Directors who will evaluate the Company’s dividend program from time to time based on factors it deems relevant.

Issuer Purchases of Equity Securities

In the second quarter of fiscal year 2016, the Company’s Board of Directors approved a stock repurchase program that authorizes repurchases of the Company’s common stock up to $20.0 million, limited to a maximum of 2,827,105 shares.  The Company’s repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions. Our board of directors may, in its sole discretion, change the amount or frequency of stock repurchases or discontinue stock repurchases entirely.

During the year ended December 31, 2016, we repurchased 1,439,422 shares for $6.0 million.  Up to an additional $14.0 million remained available for repurchase under the publicly announced program prior to May 11, 2017, limited to 1,387,683 common shares.

Item 6.Selected Financial Data

The financial information in this Annual Report on Form 10-K is presented on a consolidated basis and includes the accounts of the Company and our majority-owned subsidiaries. The consolidated statement of income data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.  Our selected historical financial data are not necessarily indicative of our future financial condition, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Income Data(1) :	2016	2015	2014	2013	2012
	(in thousands except share and per share data)
Net sales
Products	$168,510	$241,609	$159,220	$101,360	$98,969
Services	140,190	132,501	101,786	95,010	84,817
Total net sales	308,700	374,110	261,006	196,370	183,786
Cost of sales	206,802	238,289	179,279	136,874	130,897
Gross profit	101,898	135,821	81,727	59,496	52,889
Operating expenses	72,916	68,101	47,255	33,347	32,985
Income from operations	28,982	67,720	34,472	26,149	19,904
Other expense, net
Interest, net(2)	(20,044)	(18,328)	(7,508)	(7,838)	(5,765)
Foreign currency (loss) gain	(417)	59	(124)	(142)	(279)
Loss on debt modification and early extinguishment	—	(703)	(476)	—	—
Gain on purchase of ID Data	—	—	—	—	604
Other income (expense), net	20	359	(101)	18	171
Income before income taxes	8,541	49,107	26,263	18,187	14,635
Income tax expense	(3,142)	(17,846)	(10,291)	(6,988)	(5,909)
Net income from continuing operations	5,399	31,261	15,972	11,199	8,726
Loss from discontinued operations, net of taxes(3)	—	(606)	(2,670)	(2,612)	(3,796)
Gain on sale of discontinued operation, net of taxes(3)	—	208	—	—	—
Net income	$5,399	$30,863	$13,302	$8,587	$4,930
Basic and Diluted earnings (loss) per share:(4)
Continuing Operations	$0.10	$(0.03)	$(0.69)	$(0.59)	(0.67)
Discontinued Operations	—	(0.01)	(0.07)	(0.06)	(0.09)
	$0.10	$(0.04)	$(0.76)	$(0.65)	$(0.76)
Weighted average shares outstanding:
Basic	55,827,409	45,816,263	41,199,246	41,072,350	41,264,828
Diluted	56,203,789	45,816,263	41,199,246	41,072,350	41,264,828
Other Financial Data:
Depreciation and amortization	$16,927	$15,995	$14,198	$11,595	$10,514
Cash flow provided by operating activities	59,958	43,922	26,627	23,622	21,325
Capital expenditures	$14,294	$18,670	$16,956	$10,628	$9,113

	December 31,
Consolidated Balance Sheet Data:	2016	2015	2014	2013
Cash and cash equivalents	$36,955	$13,606	$12,941	$9,702
Total current assets	92,417	101,019	88,719	65,958
Plant, equipment and leasehold improvements, net	53,419	52,113	44,772	36,650
Total assets	264,420	280,353	266,010	171,867
Total debt	301,922	309,000	178,810	122,306
Total stockholders’ deficit	$(95,273)	$(86,610)	$(21,694)	$(36,896)

(1)	Statement of income data includes results from our acquisition of EFT Source from September 2, 2014.

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

Key Performance Indicators

To evaluate the performance of our business, in addition to our results of operations, we utilize a variety of financial and performance measures that we refer to as key performance indicators. These key performance indicators include EMV Financial Payment Card Sales, EBITDA and Adjusted EBITDA.

U.S. Debit and Credit EMV Financial Payment Card Sales

U.S. Debit and Credit EMV Financial Payment Card Sales represent the total number of EMV Financial Payment Cards we sold during the period through our U.S. Debit and Credit Segment. We continue to expect EMV Financial Payment Card Sales to increase due to the growth in the market for Financial Payment Cards and the continued conversion from non-EMV cards to be upgraded to EMV cards in the United States.

Free Cash Flow

We define Free Cash Flow as cash flow from operations less capital expenditures, and we use this metric in analyzing our ability to service and repay our debt.  Free Cash Flow is also used as a basis for financial performance under our executive compensation programs. However, this measure does not represent funds available for investment or other discretionary uses since it does not deduct cash used to service our debt.

EBITDA and Adjusted EBITDA

We use EBITDA and Adjusted EBITDA as supplemental measures of our performance. Adjusted EBITDA and Cash Flow Provided by Operating Activities is also a basis for financial performance evaluation under our executive compensation programs. EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted for stock-based compensation expense, litigation and related charges, impairments of intangible assets, performance bonus charges in connection with the EFT Source acquisition, restructuring and other charges including severance for employee terminations, foreign currency gain or loss, and other items that are unusual in nature, infrequently occurring or not considered part of our core operations. EBITDA and Adjusted EBITDA are Non-GAAP Financial Measures. The Non-GAAP Financial Measures as presented in this Annual Report on Form 10-K are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. The Non-GAAP Financial Measures should not be considered as a substitute for GAAP metrics such as net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back to calculate Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.  EBITDA and Adjusted EBITDA (collectively, the “Non-GAAP Financial Measures”) are the primary measures used by our management to evaluate operating performance. We believe the Non-GAAP Financial Measures are useful to investors because they provide a means to evaluate our operating performance on an ongoing basis using criteria that are used by our internal decision makers and because they are frequently used by investors and other interested parties when comparing companies in our industry that have different financing and capital structures and/or tax rates. We believe the Non-GAAP Financial Measures are meaningful measures because they present a transparent view of our recurring operating performance and allow management to readily view operating trends, perform analytical comparisons and identify strategies to improve operating performance. The Non-GAAP Financial Measures, however, are not measures of our liquidity or financial performance under GAAP and should not be considered as an alternative to net income (loss), income from operations, or any other performance measure derived in accordance with GAAP or as an alternative to cash provided by operating activities as a measure of our liquidity. The use of the Non-GAAP Financial Measures instead of net income (loss) has limitations as an analytical tool, including:  they do not reflect our capital expenditures, or future requirements for capital expenditures or contractual commitments; they do not reflect changes in, or cash requirements for our working capital needs; they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt; although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and the non-GAAP Financial Measures do not reflect any cash requirements for such replacements; they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows; and other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures. The Non-GAAP Financial Measures are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.

The following table presents our key performance indicators, and a reconciliation of net income from continuing operations to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2016	2015	2014	2013
	(in thousands)
Financial Payment Card Sales
U.S. Debit and Credit EMV card sales	104,488	154,735	63,777	5,588
	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income from continuing operations	$5,399	$31,261	$15,972	$11,199	$8,726
Depreciation and amortization	16,927	15,966	13,252	11,595	10,514
Interest, net	20,044	18,328	7,508	7,838	5,765
Income tax expense	3,142	17,846	10,291	6,988	5,909
EBITDA	$45,512	$83,401	$47,023	$37,620	$30,914
Stock-based compensation expense (a)	3,579	9,633	4,534	610	—
Litigation and related charges (b)	3,543	—	—	—	—
Impairment of intangible asset (c)	2,700	—	—	—	—
EFT Source performance bonuses (d)	1,000	1,000	—	—	—
Restructuring and other charges (e)	428	1,131	—	—	—
Foreign currency (gain) loss	417	(59)	124	142	279
Loss on debt modification and early extinguishment (f)	—	703	476	—	—
Professional fees (g)	—	409	2,062	—	—
Gain on purchase of ID Data (h)	—	—	—	—	(604)
Adjusted EBITDA	$57,179	$96,218	$54,219	$38,372	$30,589

Cash Flow Information
Cash flow provided by operating activities	$59,958	$43,922	$26,627	$23,622	$21,325
Capital expenditures	14,294	18,670	16,956	10,628	9,113
Free cash flow(i)	$45,664	$25,252	$9,671	$12,994	$12,212

(a)

Represents compensation expense incurred in connection with the Company’s phantom stock plan and other stock-based compensation plans. See Note 17 “Stock Option Plans” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(b)	Represents legal costs incurred in connection with certain patent and shareholder litigation.

(c)	Represents an impairment of a trademark, as a result of the Company’s plans to discontinue its use of the trademark in its sales, marketing and other business practices.

(d)	Represents performance bonuses earned by Company employees in connection with the acquisition of EFT Source.

(e)

In 2016, represents employee termination costs incurred primarily in connection with the elimination of a production shift at one of our facilities.  In 2015, represents facility contract termination costs in connection with the shut-down and closure of our Petersfield, United Kingdom operation.

(f)

Represents loss on the modification of the Company’s Senior Term Loan dated September 2, 2014 in connection with the acquisition of EFT Source.  In 2015, an additional loss on debt modification and early extinguishment was incurred when the Senior Term Loan was repaid in full using a portion of the proceeds from the $435.0 million First Lien Term Loan on August 17, 2015.

(g)	Includes investment banking, advisory and related professional fees and expenses incurred in connection with the EFT Source acquisition and our consideration of liquidity alternatives.

(h)	Represents gain on our purchase of certain assets of ID Data, Limited.

(i)	In 2015, amount is net of a $13.9 million payment related to the settlement of the Company’s Phantom Stock Plan.

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

Company Overview

We are a leading provider of comprehensive Financial Payment Card solutions in the United States. We have established a leading position in the Financial Payment Card market through more than 20 years of experience and are focused primarily on this growing subsector of the financial technology market. Our customers are primarily leading national and regional banks, independent community banks, credit unions, Prepaid Debit Card program managers, Group Service Providers and card transaction processors. We serve a diverse set of over 4,000 direct and indirect customers, including many of the largest issuers of debit and credit cards in the United States and Canada, the largest U.S. Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card transaction processors.

We serve our customers through a network of ten production and card services facilities, including eight high-security facilities in the United States and Canada that are each certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council. We have a leading network of high-security production facilities in the United States and Canada, allowing us to optimize our solutions offerings to serve the needs of our diverse and long-term customer base.

In addition to our eight facilities in the United States and Canada, we have two facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards that are not issued on the networks of the Payment Card Brands, as well as provide personalization, packaging and fulfillment services.

2016 Summary of Financial Performance

During the year ended December 31, 2016, net sales decreased 17.5% from 2015, to $308.7 million, and income from operations decreased 57.2% from 2015, to $29.0 million.  The operating profit margin for the year ended December 31, 2016 was 9.4%, a decrease from 18.1% in 2015.

For the year ended December 31, 2016, we generated net income from continuing operations of $5.4 million, which represented a decrease of 82.7% from 2015, and $57.2 million of Adjusted EBITDA, a decrease of 40.6% compared to the prior year. Adjusted EBITDA is a Non-GAAP Financial Measure. For a definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income from continuing operations, the most comparable GAAP measure, see “Key Performance Indicators—EBITDA and Adjusted EBITDA.”

Segment Overview

Our business consists of the following reportable segments: U.S. Debit and Credit, U.S. Prepaid Debit and U.K. Limited.

U.S. Debit and Credit Segment

Our U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV credit cards, debit cards and Prepaid Debit Cards issued on the networks of the Payment Card Brands and Private Label Credit Cards that are not issued on the networks of the Payment Cards Brands (including general purpose reloadable, gift, payroll and employee benefit, government disbursement, incentive, and transit cards). This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment operations are each certified by multiple global Payment Card Brands and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council.

U.S. Prepaid Debit Segment

Our U.S. Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card issuers in the United States. Services provided include tamper-evident security packaging services, card personalization and fulfillment services and our recently launched Print on Demand services, where we are able to produce all images, personalized payment cards and related collateral on a one-by-one, on demand, basis for our customers, enabling individualized offerings and reducing waste. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages mentioned above. The U.S. Prepaid Debit segment operation is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

U.K. Limited Segment

Our U.K. Limited segment primarily produces retail cards, such as gift and loyalty cards for customers in the United Kingdom and continental Europe. This segment also provides card personalization, packaging and fulfillment services. Neither of our operations in this segment are certified by the Payment Card Brands or to be in compliance with the standards of the PCI Security Standards Council, but are certified to be in compliance with International Organization for Standardization (“ISO”) 27001 standards.

Other

Our operations in Ontario, Canada and Petersfield, United Kingdom, and our corporate activities are reflected in “Other”. In August 2015, we completed the shut-down of the operations at our Petersfield facility. The Petersfield facility is not material to our business. See Note 18 “Segment Reporting” in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for certain additional information regarding our reporting  segments.

Key Components of Results of Operations

Set forth below is a brief description of key line items of our consolidated statements of operations and comprehensive income.

Net Sales

Net sales reflect our revenue generated from the sale of products and services. Product net sales include the design and production of Financial Payment Cards in contact EMV, dual-interface EMV, contactless and magnetic stripe formats. We also generate product revenue from the sale of our Card@Once® instant issuance systems, Private Label Credit Cards and retail gift cards. Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, the provision of tamper-evident security packaging, fulfillment services and Print on Demand services to Prepaid Debit Card program managers, and software as a service personalization of instant issuance Financial

Payment cards. We also generate services revenue from personalizing retail gift cards (primarily in Canada and the United Kingdom) and from click-fees generated from our patented MYCA™ software.

Generally, we recognize net sales related to products upon shipment and services upon the provision of the service, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. See “Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Sales

Cost of sales includes the direct and indirect costs of the products we sell and the services that we provide. Product costs include the cost of raw materials, including microchips in the case of EMV cards and, additionally, RFID assemblies in the case of dual-interface EMV cards, labor costs, material costs, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Product costs also include desktop card personalization terminals in the case of Card@Once® instant issuance system sales. Services costs include the cost of labor, raw materials in the case of tamper-evident security packaging, and equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, promotional activity and employee relations.

Gross Profit and Gross Margin

Gross profit consists of our net sales less our cost of sales. Gross margin is gross profit as a percentage of net sales.

Operating Expenses

Operating expenses are primarily comprised of selling, general and administrative expenses (“SG&A”) which generally consist of expenses for executive, finance, sales, marketing, legal, information technology, customer service, human resources and administrative personnel, including payroll, benefits and stock-based compensation expense, and outside legal and other advisory fees, including audit, tax advisory and consulting fees. Operating expense also includes depreciation and amortization expense, and impairment charges on tangible and intangible assets.

Income from Operations and Operating Margin

Income from operations consists of our gross profit less our operating expenses. Operating margin is income from operations as a percentage of net sales.

Other Expense, net

Other expense, net consists primarily of interest expense and foreign currency gains and losses.

Net Income from Continuing Operations

Net income from continuing operations consists of our income from operations, less other expense, net and income tax expense.

Results of Operations

Year Ended December 31, 2016 Compared With Year Ended December 31, 2015

The table below presents our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Net sales:
Products	$168,510	$241,609	$(73,099)	(30.3)%
Services	140,190	132,501	7,689	5.8%
Total net sales	308,700	374,110	(65,410)	(17.5)%
Cost of sales	206,802	238,289	(31,487)	(13.2)%
Gross profit	101,898	135,821	(33,923)	(25.0)%
Operating expenses	72,916	68,101	4,815	7.1%
Income from operations	28,982	67,720	(38,738)	(57.2)%
Other expense, net:
Interest, net	(20,044)	(18,328)	(1,716)	9.4%
Foreign exchange (loss) gain	(417)	59	(476)	* %
Loss on debt modification and early extinguishment	—	(703)	703	(100.0)%
Other income (expense)	20	359	(339)	(94.4)%
Income before income taxes	8,541	49,107	(40,566)	(82.6)%
Income tax expense	(3,142)	(17,846)	14,704	* %
Net income from continuing operations	5,399	31,261	(25,862)	(82.7)%
Loss from a discontinued operation	—	(398)	398	(100.0)%
Net income	$5,399	$30,863	$(25,464)	(82.5)%
* Not meaningful

Net Sales

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit—Products	$146,333	$217,863	$(71,530)	(32.8)%
U.S. Debit and Credit—Services	62,462	45,805	16,657	36.4%
U.S. Debit and Credit—Total	208,795	263,668	(54,873)	(20.8)%
U.S. Prepaid Debit—Products	—	—	—	—
U.S. Prepaid Debit—Services	60,065	65,878	(5,813)	(8.8)%
U.S. Prepaid Debit—Total	60,065	65,878	(5,813)	(8.8)%
U.K. Limited—Products	17,468	22,211	(4,743)	(21.4)%
U.K. Limited—Services	12,221	12,150	71	0.6%
U.K. Limited—Total	29,689	34,361	(4,672)	(13.6)%
Other—Products	6,950	9,321	(2,371)	(25.4)%
Other—Services	6,160	8,099	(1,939)	(23.9)%
Other—Total	13,110	17,420	(4,310)	(24.7)%
Eliminations	(2,959)	(7,217)	4,258	* %
Total	$308,700	$374,110	$(65,410)	(17.5)%
* Not meaningful

Net sales for the year ended December 31, 2016 decreased $65.4 million, or 17.5%, to $308.7 million compared to $374.1 million for the year ended December 31, 2015. The decrease in net sales during 2016 was due to a 20.8% decrease in U.S. Debit and Credit, an 8.8% decrease in U.S. Prepaid Debit, a 13.6% decrease in U.K. Limited and a 24.7% decrease in Other.

U.S. Debit and Credit

Net sales for U.S. Debit and Credit for the year ended December 31, 2016 decreased $54.9 million, or 20.8%, to $208.8 million compared to $263.7 million for the year ended December 31, 2015. The decrease in net sales was driven by a $46.1 million decrease in EMV related revenue, a $24.9 million decrease in magnetic stripe card and other sales due to the ongoing shift of card issuing bank customers from magnetic stripe cards to EMV cards, partially offset by a $16.1 million net sales increase in card personalization, fulfillment and other services.

The decrease in EMV revenue is the result of continued softness in demand for EMV cards, particularly with large issuer and processor customers. For the year ended December 31, 2016, we sold 104.5 million EMV cards at an average selling price of $0.95 per card compared to 154.7 million EMV cards at an average selling price of $0.94 per card for the year ended December 31, 2015.  The increase in ASP for EMV cards during the year ended December 31, 2016 compared to 2015 is primarily due to customer mix.

U.S. Prepaid Debit

Net sales for U.S. Prepaid Debit for the year ended December 31, 2016 decreased $5.8 million, or 8.8%, to $60.1 million compared to $65.9 million for the year ended December 31, 2015. The decrease was due to net reductions in volumes, and lower average prices on our tamper-evident secured packaging services.  The decrease in volumes included the impact of a large customer shifting some of its business to a competitor, who we believe was infringing on a Company patent, as further described in Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K.

U.K. Limited

Net sales for U.K. Limited for the year ended December 31, 2016 decreased $4.7 million, or 13.6%, to $29.7 million compared to $34.4 million for the year ended December 31, 2015. The decrease was primarily attributable to fluctuations in the exchange rate between the United States dollar and the British Pound, which resulted in a reduction to net sales for the year ended December 31, 2016 of $4.0 million compared to the previous year.  A decrease in card sales also contributed to the decline.

Other

Net sales in Other decreased $4.3 million, or 24.7%, from the year ended 2016 to 2015.  The decrease related primarily to the shut-down of the Petersfield, U.K. operation in August 2015, which contributed $4.1 million in net sales during the year ended December 31, 2015.  Net sales in Canada decreased $0.2 million during the year ended December 31, 2016 compared 2015, as the impact of foreign currency exchange rates during the year more than offset an increase in sales of manufactured EMV cards and card personalization in Canada.

Cost of Sales

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$138,939	$166,551	$(27,612)	(16.6)%
U.S. Prepaid Debit	39,017	39,498	(481)	(1.2)%
U.K. Limited	21,713	25,234	(3,521)	(14.0)%
Other	10,007	14,427	(4,420)	(30.6)%
Eliminations	(2,874)	(7,421)	4,547	* %
Total	$206,802	$238,289	$(31,487)	(13.2)%
* Not meaningful

Cost of sales for the year ended December 31, 2016 decreased $31.5 million, or 13.2%, to $206.8 million compared to $238.3 million for the year ended December 31, 2015.  The decrease in cost of sales was due to a 16.6% decrease in U.S. Debit and Credit, a 1.2% decrease in U.S. Prepaid Debit, a 14.0% decrease in U.K. Limited and a 30.6% decrease in Other.

U.S. Debit and Credit

Cost of sales for U.S. Debit and Credit for the year ended December 31, 2016 decreased $27.6 million, or 16.6%, to $138.9 million compared to $166.6 million for the year ended December 31, 2015. The decrease was driven by lower EMV chip and magnetic stripe card sales volumes resulting in lower corresponding manufacturing costs. Lower per unit EMV chip prices also contributed to the decreased cost of sales.  Higher costs of sales from growth in card personalization, fulfillment and other services partially offset the above decreases.

U.S. Prepaid Debit

Cost of sales for U.S. Prepaid Debit for the year ended December 31, 2016 decreased $0.5 million, or 1.2%, to $39.0 million compared to $39.5 million for the year ended December 31, 2015. The decrease was primarily due to a decrease in materials, corresponding to the decrease in net sales described above, partially offset by increased labor and overhead costs incurred during the three months ended December 31, 2016, including costs to ramp up Print on Demand services capabilities.

U.K. Limited

Cost of sales for U.K. Limited for the year ended December 31, 2016 decreased $3.5 million, or 14.0%, to $21.7 million compared to $25.2 million for the year ended December 31, 2015. The decrease in cost of sales was primarily due to foreign currency exchange rate fluctuations of $2.9 million and a decrease in cards sold, as discussed above.

Other

Other cost of sales decreased by $4.4 million, or 30.6%, to $10.0 million compared to $14.4 million in 2015.  The decrease was primarily related to our Petersfield, U.K. operation, shut-down in August 2015, which incurred $4.1 million in cost of sales during the year ended December 31, 2015. Increased cost of sales related increased sales of manufactured EMV cards and card personalization in Canada, was offset by the impact of foreign currency exchange rate fluctuations.

Gross Profit and Gross Profit Margin

	Year Ended December 31,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$69,856	33.5%	$97,117	36.8%	$(27,261)	(28.1)%
U.S. Prepaid Debit	21,048	35.0%	26,380	40.0%	(5,332)	(20.2)%
U.K. Limited	7,976	26.9%	9,127	26.6%	(1,151)	(12.6)%
Other	3,018	23.0%	3,197	18.4%	(179)	(5.6)%
Total	$101,898	33.0%	$135,821	36.3%	$(33,923)	(25.0)%

Gross profit for the year ended December 31, 2016 decreased $33.9 million, or 25.0%, to $101.9 million compared to $135.8 million for the year ended December 31, 2015. Gross profit margin for the year ended December 31, 2016 decreased to 33.0% compared to 36.3% for the year ended December 31, 2015.

U.S. Debit and Credit

Gross profit for U.S. Debit and Credit for the year ended December 31, 2016 decreased $27.3 million, or 28.1%, to $69.9 million compared to $97.1 million for the year ended December 31, 2015. The decrease in gross profit was primarily a result of decreased EMV net sales offset by growth in our card personalization and fulfillment services. Gross profit margin for U.S. Debit and Credit for the year ended December 31, 2016 decreased to 33.5% compared to 36.8% for the year ended December 31, 2015 due to lower overhead cost absorption attributed to reduced sales volumes.

U.S. Prepaid Debit

Gross profit for U.S. Prepaid Debit for the year ended December 31, 2016 decreased $5.3 million, or 20.2%, to $21.0 million compared to $26.4 million for the year ended December 31, 2015. Gross profit margin for U.S. Prepaid Debit for the year ended December 31, 2016 decreased to 35.0% compared to 40.0% for the year ended December 31, 2015.  The decreases in gross profit and gross profit margin were primarily due to decreased net sales, from net reductions in volumes, lower average prices on our tamper-evident secured packaging services, and increased fourth quarter labor and overhead costs, including costs to ramp up Print on Demand capabilities.

U.K. Limited

Gross profit for U.K. Limited for the year ended December 31, 2016 decreased $1.2 million, or 12.6%, to $8.0 million compared to $9.1 million for the year ended December 31, 2015, primarily due to foreign currency exchange rate fluctuations of $1.1 million. Gross profit margin for the U.K. Limited segment for the year ended December 31, 2016 increased to 26.9% compared to 26.6% for the year ended December 31, 2015.

Other

Gross profit in Other decreased 5.6% in 2016 to $3.0 million from $3.2 million in 2015.  The decrease was primarily related to the impact of foreign currency exchange rate fluctuations.

Operating Expenses

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$26,100	$25,562	$538	2.1%
U.S. Prepaid Debit	4,837	5,679	(842)	(14.8)%
U.K. Limited	5,572	6,417	(845)	(13.2)%
Other	36,407	30,443	5,964	19.6%
Total	$72,916	$68,101	$4,815	7.1%

Operating expenses for the year ended December 31, 2016 increased $4.8 million, or 7.1%, to $72.9 million compared to $68.1 million for the year ended December 31, 2015. The increase in operating expenses was due to a 19.6% increase in Other and a 2.1% increase in U.S. Debit and Credit, partially offset by a 14.8% decrease in U.S. Prepaid Debit and a 13.2% decrease in U.K. Limited.

U.S. Debit and Credit increased $0.5 million, primarily due to increased salaries and benefits to support growth in the card personalization business.

U.S. Prepaid Debit decreased $0.8 million, primarily due to cost reductions in sales and administrative salaries.

U.K. Limited decreased $0.8 million, primarily due to the impact of foreign currency exchange rate fluctuations of $0.7 million.

The $6.0 million increase in Other was primarily due to public company costs of $5.5 million, patent and shareholder litigation and related charges of $3.5 million, a $2.7 million intangible asset impairment charge related to the Company’s plans to discontinue the use of a trademark in its sales, marketing and other business practices, and a $1.5 million increase of other corporate expenses (primarily related to increases in insurance and information technology expenses). These cost increases were partially offset by a $6.1 million decrease in stock-based compensation expense, a $0.7 million reduction of expenses relating to the prior year restructuring charge due to shut-down of the Petersfield, U.K. operation, and a reduction of $0.4 million related to IPO transaction expenses.  Stock-based compensation expense during the year ended December 31, 2015 included an $8.7 million charge in connection with the settlement of our obligation under the phantom stock plan in conjunction with our IPO.

Public company costs included $1.6 million of legal and insurance costs, $1.5 million of accounting, reporting and public filing costs, and $2.4 million in salaries and benefits, board fees, contract labor and hiring expenses.

Income from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$43,756	21.0%	$71,555	27.1%	$(27,799)	(38.8)%
U.S. Prepaid Debit	16,211	27.0%	20,701	31.4%	(4,490)	(21.7)%
U.K. Limited	2,404	8.1%	2,710	7.9%	(306)	(11.3)%
Other	(33,389)	*	(27,246)	*	(6,143)	* %
Total	$28,982	9.4%	$67,720	18.1%	$(38,738)	(57.2)%
* Not meaningful

Income from operations for the year ended December 31, 2016 decreased $38.7 million, or 57.2%, to $29.0 million compared to $67.7 million for the year ended December 31, 2015. Operating margins for the year ended December 31, 2016 decreased to 9.4% compared to 18.1% for the year ended December 31, 2015.

U.S. Debit and Credit

Income from operations for U.S. Debit and Credit for the year ended December 31, 2016 decreased $27.8 million, or 38.8%, to $43.8 million compared to $71.6 million for the year ended December 31, 2015. Operating margins for the year ended December 31, 2016 decreased to 21.0% compared to 27.1% for the year ended December 31, 2015 due primarily to the lower sales, lower overhead cost absorption attributed to the reduced sales volumes and increased salaries and benefits to support growth in the card personalization business, as discussed above.

U.S. Prepaid Debit

Income from operations for U.S. Prepaid Debit for the year ended December 31, 2016 decreased $4.5 million, or 21.7%, to $16.2 million compared to $20.7 million for the year ended December 31, 2015.  Operating margins for the year ended December 31, 2016 decreased to 27.0% compared to 31.4% in 2015.  The decrease in income from operations and operating margins was due to decreased net sales, and increased fourth quarter labor and overhead costs, partially offset by the decreased operating expenses, as discussed above.

U.K. Limited

Income from operations for the U.K. Limited segment for the year ended December 31, 2016 decreased $0.3 million, or 11.3%, to $2.4 million compared to $2.7 million for the year ended December 31, 2015 due primarily to the impact of foreign currency exchange rate fluctuations.

Other

Loss from operations in Other of $33.4 million represented an increase of $6.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The additional loss was driven primarily by the higher operating expenses discussed above.

Interest, net

Interest expense for the year ended December 31, 2016 increased $1.7 million, or 9.4%, to $20.0 million compared to $18.3 million for the year ended December 31, 2015. The increase in interest expense was driven by higher average debt balances outstanding relating to the $435.0 million First Lien Term Loan that we put in place in August 2015 in conjunction with the partial redemption of the Series A Preferred Stock.  Interest expense in 2015 also includes $4.7 million of amortization of debt issuance cost and discount related to the early debt repayment of $112.5 million using proceeds from our IPO, and an additional fourth quarter debt repayment of $10.0 million.

Loss on debt modification and early extinguishment

Loss on debt modification and early extinguishment for the year ended December 31, 2015 was $0.7 million related to unamortized deferred financing costs and discount on our Senior Term Loan dated September 2, 2014, which was repaid with proceeds from our $435.0 million First Lien Term Loan.  Refer to Note 10 “Long-Term Debt and Credit Facility”, in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Income tax expense

Income tax expense for the year ended December 31, 2016 decreased $14.7 million, to $3.1 million, compared to $17.8 million for the year ended December 31, 2015 driven by the decrease in income before taxes of $40.6 million.  The effective tax rate increased to 36.8% during the year ended December 31, 2016 from 36.3% for the year ended December 31, 2015 due primarily to the impact of state income taxes.

Net income

Net income for the year ended December 31, 2016 decreased $25.5 million, to $5.4 million, compared to $30.9 million for the year ended December 31, 2015.  The decrease in net income was driven by several factors, including lower net sales and gross profit, and higher operating expenses and interest cost, as described above.

Fourth Quarter

Our net sales decreased 28.0% in the fourth quarter 2016 compared to the fourth quarter of 2015.  Net sales for our U.S. Debit and Credit segment decreased 35.2% in the fourth quarter of 2016 compared to fourth quarter of 2015 due to the continued decline in demand of EMV chip cards.

Net sales for our U.S. Prepaid Debit segment increased 2.0% in the fourth quarter of 2016 compared to the fourth quarter of 2015 as a result of net sales volume increases across our retail prepaid customer base, partially offset by a large customer shifting some of its business to a competitor, as previously discussed.

Net sales for our U.K. Limited segment decreased 27.7% in the fourth quarter of 2016 compared to the fourth quarter of 2015, due primarily to foreign currency exchange rates.  Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a reduction to net sales for the three months ended December 31, 2016 of $1.7 million compared to the same period in the previous year.  Also contributing to the decrease was a decline in cards sold.

During the fourth quarter of 2016 there was a loss from operations of $0.9 million compared to income from operations of $10.0 million in the fourth quarter of 2015.  The decrease in income from operations during the three months ended December 31, 2016 compared to 2015 is primarily due to decreased net sales in U.S. Debit and Credit.  The decrease in net sales has been primarily due to continued softness in demand for EMV cards, particularly with large issuer customers. Additionally, included in the loss from operations during the three months ended December 31, 2016 was a $2.7 million impairment charge for a Company trademark resulting from the Company’s plans to discontinue its use of the trademark in its sales, marketing and other business practices.

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

The table below presents our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Net sales:
Products	$241,609	$159,220	$82,389	51.7%
Services	132,501	101,786	30,715	30.2%
Total net sales	374,110	261,006	113,104	43.3%
Cost of sales	238,289	179,279	59,010	32.9%
Gross profit	135,821	81,727	54,094	66.2%
Operating expenses	68,101	47,255	20,846	44.1%
Income from operations	67,720	34,472	33,248	96.4%
Other expense, net:
Interest, net	(18,328)	(7,508)	(10,820)	144.1%
Foreign exchange gain (loss)	59	(124)	183	*
Loss on debt modification and early extinguishment	(703)	(476)	(227)	*
Other income (expense)	359	(101)	460	*
Income before income taxes	49,107	26,263	22,844	87.0%
Income tax expense	(17,846)	(10,291)	(7,555)	73.4%
Net income from continuing operations	31,261	15,972	15,289	95.7%
Loss from discontinued operations	(398)	(2,670)	2,272	(85.1)%
Net income	$30,863	$13,302	$17,561	132.0%
* Not meaningful

Net Sales

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit—Products	$217,863	$132,975	$84,888	63.8%
U.S. Debit and Credit—Services	45,805	20,040	25,765	128.6%
U.S. Debit and Credit—Total	263,668	153,015	110,653	72.3%
U.S. Prepaid Debit—Products	—	—	—	—
U.S. Prepaid Debit—Services	65,878	59,271	6,607	11.1%
U.S. Prepaid Debit—Total	65,878	59,271	6,607	11.1%
U.K. Limited—Products	22,211	24,623	(2,412)	(9.8)%
U.K. Limited—Services	12,150	10,540	1,610	15.3%
U.K. Limited—Total	34,361	35,163	(802)	(2.3)%
Other—Products	9,321	11,682	(2,361)	(20.2)%
Other—Services	8,099	12,226	(4,127)	(33.8)%
Other—Total	17,420	23,908	(6,488)	(27.1)%
Eliminations	(7,217)	(10,351)	3,134	(30.3)%
Total	$374,110	$261,006	$113,104	43.3%

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

U.K. Limited

Net sales for the U.K. Limited segment for the year ended December 31, 2015 decreased $0.8 million, or 2.3%, to $34.4 million compared to $35.2 million for the year ended December 31, 2014. Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a reduction to net sales for the year ended December 31, 2015 of $2.5 million over the previous year.

Other

Net sales in Other decreased $6.5 million, or 27.1%, from 2014 to 2015.

Net sales for our Canada operations decreased $2.4 million for the year ended December 31, 2015 compared to 2014, driven by fluctuations in foreign currency exchange rates. Fluctuations in the exchange rate between the United States dollar and the Canadian Dollar resulted in a reduction to net sales for the year ended December 31, 2015 of $2.1 million over the previous year.  Our Petersfield, U.K. operation was shut-down in August 2015 which primarily drove the remaining $4.1 million decrease in Other net sales year over year.

Cost of Sales

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$166,551	$103,555	$62,996	60.8%
U.S. Prepaid Debit	39,498	38,249	1,249	3.3%
U.K. Limited	25,234	26,992	(1,758)	(6.5)%
Other	14,427	20,926	(6,499)	(31.1)%
Eliminations	(7,421)	(10,443)	3,022	* %
Total	$238,289	$179,279	$59,010	32.9%
* Not meaningful

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

Other

Other cost of sales decreased by $6.5 million, or 31.1%, to $14.4 million compared to $20.9 million in 2014.  The decrease was primarily related to a decrease of $4.1 million in cost of sales related to our Petersfield, U.K. operation, shut-down in August 2015, as discussed above and decreases related to our Canada operation of $2.2 million.  The decrease in cost of sales in Canada was driven by foreign currency exchange rate fluctuations, discussed above.

Gross Profit and Gross Profit Margin

	Year Ended December 31,
		% of		% of
	2015	net sales	2014	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$97,117	36.8%	$49,460	32.3%	$47,657	96.4%
U.S. Prepaid Debit	26,380	40.0%	21,022	35.5%	5,358	25.5%
U.K. Limited	9,127	26.6%	8,171	23.2%	956	11.7%
Other	3,197	18.4%	3,074	12.9%	123	4.0%
Total	$135,821	36.3%	$81,727	31.3%	$54,094	66.2%

Gross profit for the year ended December 31, 2015 increased $54.1 million, or 66.2%, to $135.8 million compared to $81.7 million for the year ended December 31, 2014. Gross profit margin for the year ended December 31, 2015 increased to 36.3% compared to 31.3% for the year ended December 31, 2014.

U.S. Debit and Credit

Gross profit for the U.S. Debit and Credit segment for the year ended December 31, 2015 increased $47.7 million, or 96.4%, to $97.1 million compared to $49.5 million for the year ended December 31, 2014. Increases in gross profit were driven by a $30.3 million contribution from increased EMV volumes (net of reduced gross profit from non-EMV cards) and a $17.4 million increase in personalization and fulfillment services, of which $16.2 million increased due to EFT Source results being reflected for the full year in 2015 and from September 2, 2014 through December 31, 2014 during the prior year, with the remaining increase of $1.2 million due to year over year growth.  Gross profit margin for the U.S. Debit and Credit segment for the year ended December 31, 2015 increased to 36.8% compared to 32.3% for the year ended December 31, 2014 due to the continued conversion of the United States market to EMV cards, discussed above.

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

Other

Gross profit in Other increased 4.0% in 2015 to $3.2 million from $3.1 million in 2014, and was primarily related to the Canada operation.

Operating Expenses

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$25,562	$15,053	$10,509	69.8%
U.S. Prepaid Debit	5,679	5,266	413	7.8%
U.K. Limited	6,417	6,396	21	0.3%
Other	30,443	20,540	9,903	48.2%
Total	$68,101	$47,255	$20,846	44.1%

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

Other operating expenses includes an increase of $4.2 million in connection with the settlement of our obligation under the phantom stock plan in conjunction with our IPO, $1.8 million in increased depreciation and amortization expense, $1.0 million related to accrued performance bonuses in connection with the EFT Source acquisition, a restructuring charge of $0.7 million related to the closure of our Petersfield, U.K. facility, $0.4 million of transaction costs, and a $1.8 million increase in corporate salaries, consulting fees, legal, and other SG&A expense.

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

Income from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2015	net sales	2014	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$71,555	27.1%	$34,407	22.5%	$37,148	108.0%
U.S. Prepaid Debit	20,701	31.4%	15,756	26.6%	4,945	31.4%
U.K. Limited	2,710	7.9%	1,775	5.0%	935	52.7%
Other	(27,246)	*	(17,466)	*	(9,780)	56.0%
Total	$67,720	18.1%	$34,472	13.2%	$33,248	96.4%
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

Income tax expense

Income tax expense for the year ended December 31, 2015 increased $7.5 million, to $17.8 million, compared to $10.3 million for the year ended December 31, 2014 driven by the increase in income before taxes of $22.8 million.  The effective tax rate was 36.3% and 39.1% for the years ended December 31, 2015 and 2014, respectively.  The tax rate was lower in 2015 compared to 2014 as a result of discrete adjustments.

Fourth Quarter

Our net sales grew by 6.5% in the fourth quarter 2015 compared to same quarter in 2014.  Net sales for our U.S. Debit and Credit segment grew by 11.2% in the fourth quarter of 2015 compared to fourth quarter of 2014 due to the continued conversion of Financial Payment Cards from magnetic stripe to EMV chip technology.

Net sales for our U.S. Prepaid Debit segment increased by 1.4% in the fourth quarter of 2015 compared to the fourth quarter of 2014 as growth in our retail prepaid sales across the customer base was offset by significant fourth quarter 2014 product launches and refreshes for two large customers, which were not replicated in the fourth quarter of 2015.

Net sales for our U.K. Limited segment decreased 2.3% in the fourth quarter of 2015 compared to the fourth quarter of 2014, due primarily to foreign currency exchange rates.  Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a reduction to net sales for the three months ended December 31, 2015 of $0.5 million compared to the same period in the previous year.

Income from operations and operating income margins in the fourth quarter of 2015 continued to improve over the fourth quarter of 2014 due to increased operating leverage driven by increased net sales. The increases in net sales have been primarily driven by an increase in the shipment of EMV Financial Payment Cards, which generally have higher selling prices and gross profits than the non-EMV Financial Payment Cards that they are replacing.

Liquidity and Capital Resources

As of December 31, 2016, we had $37.0 million of cash and cash equivalents. Of this amount, $6.8 million was held in accounts outside of the United States.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, and return capital to shareholders through dividends and share repurchases, while maintaining strong liquidity will depend on our ability to continue to generate excess operating cash flows through our operating subsidiaries. We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, dividend payments and share repurchases, lease obligations, and working capital needs.

At December 31, 2016, there was $312.5 million outstanding under the First Lien Term Loan, and we had $40.0 million of availability under the Revolving Credit Facility. The First Lien Term Loan and Revolving Credit Facility (collectively, “First Lien Credit Facility”) mature on August 17, 2022 and August 17, 2020, respectively.

Interest rates under the First Lien Term Loan, at the Company's election, are based on either a Eurodollar rate plus a margin of 4.50% or a base rate plus a margin of 3.50%. As of December 31, 2016, the interest rate on our First Lien Term Loan was 5.50%, and increased to 5.83% as the interest rate was reset on the First Lien Term Loan during January 2017.

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions. We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement.  As of December 31, 2016, we were in compliance with all covenants under the First Lien Credit Facility.

We had a $9.0 million subordinated, unsecured promissory note with certain sellers of EFT Source which we fully repaid when it became due on September 2, 2016.

During the year ended December 31, 2016, the Board of Directors approved a stock repurchase program that authorizes repurchases of the Company’s common stock up to $20.0 million, limited to a maximum of 2,827,105 shares, prior to May 11, 2017.  At December 31, 2016, up to $14.0 million remained available under the share repurchase authorization, limited to 1,387,683 shares. Our board of directors may, in its sole discretion, change the amount or frequency of stock repurchases, or discontinue stock repurchases entirely.

On March 1, 2017, our Board of Directors approved a dividend of $0.045 per share. This dividend is payable on April 7, 2017, to stockholders of record as of the close of business on March 17, 2017.  On November 4, 2016, our Board of Directors declared a dividend of $0.045 per common share.  The dividend was paid on January 12, 2017.  The accrued dividend of $2.5 million is reflected in “Accrued expenses” in our consolidated balance sheet as of December 31, 2016.  Our current quarterly cash dividend rate is $0.045 per share, or $0.18 per share on an annualized basis.  The declaration and payment of any future dividends will be subject to the discretion of our Board of Directors, who will evaluate our dividend program from time to time given factors it deems relevant.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2016 was $60.0 million compared to $43.9 million during the year ended December 31, 2015. The increase in cash provided by operating activities was due to a net increase in cash flows from working capital, particularly from decreases to accounts receivable and inventories, partially offset by lower net income during the year ended December 31, 2016 compared to 2015.

Cash provided by operating activities for the year ended December 31, 2015 was $43.9 million, compared to $26.6 million for the year ended December 31, 2014. The increase in cash provided by operating activities was driven by an increase in net income of $17.6 million, partially offset by increased working capital investments during the year.

Investing Activities

Cash used in investing activities for the year ended December 31, 2016 was $14.3 million, all relating to capital expenditures.  Capital expenditures during the year ended December 31, 2016 were lower than during the year ended December 31, 2015 ($18.7 million) as we had elevated capital spending in 2015 in conjunction with the U.S. EMV conversion and increased investment in our services business.  We also received $5.0 million in cash from investing activities during the year ended December 31, 2015 from the sale of our Nevada operation.

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

Financing Activities

Cash used in financing activities for the year ended December 31, 2016 was $21.9 million, which primarily included the repayment of the $9.0 million subordinated, unsecured promissory note with certain sellers of EFT Source, $6.0 million of common stock repurchased under our stock repurchase program, and $7.5 million of dividends paid on our common stock.

Cash used in financing activities for the year ended December 31, 2015 was $29.4 million, due to the redemption of Series A Preferred Stock and related dividends of $58.3 million and $230.3 million, respectively, the repayment of outstanding borrowings under our previous credit facility of $170.9 million, the payment of $17.8 million in loan issuance costs in connection with our First Lien Credit Facility, and the repayment of First Lien Term Loan borrowings of $122.5 million.  The payments on the First Lien Term Loan were made with $112.5 million of cash proceeds from our IPO and an additional $10.0 million in the fourth quarter with available cash on hand.  Partially offsetting the above disbursements were proceeds from our IPO totaling $135.3 million, net of $7.2 million of offering costs, and $435.0 million generated in connection with borrowings under our First Lien Credit Facility.

Cash provided from financing activities for the year ended December 31, 2014 was $48.5 million. Cash provided from financing activities was driven by proceeds of $60.0 million under our Senior Term Loan dated September 2, 2014, offset by repayments of $11.0 million and loan issuance costs of $0.4 million on the same Senior Term Loans.

Working Capital

Our working capital as of December 31, 2016 was $57.1 million compared to $59.0 million as of December 31, 2015.  During the year ended December 31, 2016, our cash balance increased $23.3 million.  Offsetting the increased cash were the $9.0 million principal payment made to certain sellers of EFT Source, and net decreases in other working capital accounts, primarily accounts receivable and inventories, reflecting the decline in the net sales from the prior year.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2016:

	Payments due by period—December 31, 2016
	(in thousands)
		Less than			More than
	Total	1 year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debts (1)	$312,500	$—	$—	$—	$312,500
Operating leases	16,105	4,350	5,802	3,843	2,110
Interest payments (2)	98,063	17,426	34,852	34,852	10,933
Non-cancellable purchase obligations	7,042	7,042	—	—	—
Total contractual obligations	$433,710	$28,818	$40,654	$38,695	$325,543
(1) Principal payments only.
(2) Amounts are based on the applicable interest rate as of December 31, 2016, in the case of variable interest rate debt.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2016 and 2015.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenue, results of operations and net income, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

In determining the fair value of assets acquired and liabilities assumed in business combinations and for determining fair values in impairment tests, we use one of the following recognized valuation methods: the income approach (including discounted cash flows), the market approach or the cost approach. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about future price levels, rates of increase in revenue, cost of revenue and operating expenses, weighted average cost of capital, rates of long term growth and income tax rates. We also consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  Valuations are performed by management or third party valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed and for determining fair value in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Changes to or a failure to achieve our projected business assumptions, including growth and profitability, could result in a valuation that would trigger an impairment of goodwill.

Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to the reporting units, it no longer retains its identification with a particular acquisition and becomes identified with the reporting unit in its entirety. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.  Goodwill of $72.0 million as of December 31, 2016 is attributable to the Company’s reportable segments as follows: U.S. Debit and Credit $64.3 million, U.K. Limited $5.9 million, and Other $1.8 million.

We evaluate goodwill and our indefinite-lived intangible assets for impairment annually on October 1st or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We have the option to assess goodwill for impairment by first performing a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is not required to be performed. If we determine that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, or if we do not elect the option to perform an initial qualitative assessment, we perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting unit is less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For reporting units with a negative book value (i.e., excess of liabilities over assets), we evaluate qualitative factors to determine whether it is necessary to perform the second step of the goodwill impairment test.

Certain trademark intangible assets are expected to have indefinite lives and are tested for impairment by comparing the book values of each asset to the estimated fair value. We determine the fair value based on an income approach model, where the present value of future cash flows associated with the trademark are discounted at a risk adjusted rate. Management judgment is necessary to estimate future cash flows used to measure fair value and to evaluate our plans with respect to supporting trademarks.  The Company completed its evaluation of the carrying values of its indefinite lived intangible assets as of October 1, 2016, and identified an impairment of $2.7 million related to a trademark acquired in the EFT Source acquisition based on the Company’s plans to discontinue the use of the trademark in its sales, marketing and other business practices.  During 2016, the Company evaluated the future utilization of its trademarks and updated its estimate to amortize these assets over lives ranging from 7.5 to 10 years.

Long-lived assets, such as property, equipment and software, and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Plant, equipment, and leasehold improvements are recorded at cost. Accumulated depreciation is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally 3 to 10 years for equipment, furniture, and leasehold improvements) or, when applicable, the lease term. Maintenance and repairs that do not extend the useful life of the respective assets are charged to expense as incurred. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value.

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

Inventory Valuation

Raw materials, work-in-process and finished goods inventories are valued at the lower of cost or market, with cost determined using a weighted-average method. Cost is calculated based upon the price paid for an item at the time it is received by us, and also includes the capitalization of labor, overhead and other expenses in the case of work-in-process and finished goods inventory. This net inventory cost is recognized through cost of sales when the inventory is sold. It is impractical for us to assign specific allocated overhead costs to individual units of inventory. As such, to match net inventory costs against the related revenue, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold. Also, we must exercise significant judgment in the case of work-in-process inventory to allocate the appropriate costs to this unfinished product.

Stock-Based Compensation

 In connection with the IPO, we adopted the CPI Card Group Inc. Omnibus Incentive Plan (“Omnibus Plan”) and granted stock options to certain employees during the years ended December 31, 2016 and 2015. We estimate the fair value of option awards using a Black-Scholes option pricing model or other option pricing models, as we deem appropriate.  Option-pricing models require us to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. The most subjective estimate is the expected volatility of the underlying stock when determining the fair market value of an option granted.  Based on the limited amount of trading history of our common stock, we utilized a peer group to estimate the volatility assumption when calculating the fair value of stock options granted during 2016 and 2015. As we obtain more trading history on our own common stock, our specific trading history, and associated volatility will gradually replace the peer group volatility assumption.  As such, our volatility assumption in the future could be significantly different going forward than what we have estimated for our 2016 and 2015 grants, which could impact our stock-based compensation expense in future periods.

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

A 10% change in our stock-based compensation expense for the year ended December 31, 2016, would have affected pre-tax income by approximately $0.4 million.  We include stock-based compensation expense in selling, general and administrative expenses in our consolidated statement of operations and comprehensive income.

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

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecast of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded, net of federal benefit, against our deferred tax assets was $4.9 and $3.7 million as of December 31, 2016 and December 31, 2015, respectively. If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, in May 2014, as amended by ASU 2016-12 Narrow-scope Improvements and Practical Expedients, in May 2016. ASU 2014-09, as amended, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. The Company plans to implement the provisions of ASU 2014-09 as of January 1, 2018, but has not determined what transition method it will use.  The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements. The Company is currently analyzing its customer contracts and the nature of these arrangements, has documented its draft accounting policies in accordance with the new guidance, and assessing associated implementation considerations. This assessment includes an evaluation of whether certain performance obligations will be recognized over time as opposed to a point in time.  As the Company finalizes its conclusions, it may need to make changes to its business and accounting processes, systems and controls to support recognition and disclosures under the new standard.

The FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory, in July 2015.  ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard is effective for public entities’ annual reporting periods beginning after December 15, 2016.  The Company plans to implement the provisions of ASU 2015-11 as of January 1, 2017. The Company does not expect ASU 2015-11 to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The new standard is required to be adopted using a modified retrospective approach. The Company is in the process of assessing the impact of ASU 2016-02 on its results of operations, financial position and consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures, statutory withholding requirements, and classification in the statement of cash flows.  In addition, excess tax benefits recorded to equity under existing accounting guidance will be recognized in income tax expense under the new standard. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 (the Company’s fiscal year 2017), with early adoption permitted. The Company is in the process of assessing the impact of ASU 2016-09 on its consolidated financial statements, including the determination of the method of adoption and an accounting policy election regarding forfeitures.

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

Labor and Benefits Costs

We are exposed to inflation in wage and benefits costs which represented 31.4% of net sales for the year ended December 31, 2016. Due to the high-security nature of our business, the availability of potential applicants is limited by the security and other requirements of the Payment Card Brands, and applicants are required to undergo a rigorous background screening process. Due to these factors, we have historically provided a starting wage that is above the minimum wage in place for the particular states or provinces in which we do business to attract qualified applicants. We further believe that this enables us to attract a higher caliber employee, which translates directly to higher quality and productivity. There can be no assurance that we will generate sales growth in an amount sufficient to offset increases in minimum wage or other inflationary pressures.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our term loan obligations. Our Revolving Credit Facility and our First Lien Term Loan carry interest at a floating rate. We seek to manage exposure to adverse interest rate changes through our normal operating and financing activities. As of December 31, 2016, we had $312.5 million in outstanding floating rate debt obligations under our First Lien Term Loan.  Net of unamortized debt and unamortized deferred financing costs of $10.6 million, our recorded debt balance was $301.9 million at December 31, 2016. Each quarter point increase or decrease in the interest rate on our First Lien Term Loan would change our annual interest expense by approximately $0.8 million. If our Revolving Credit Facility was fully-drawn, each quarter point increase or decrease in the interest rate on our Revolving Credit Facility would change our annual interest expense by approximately $0.1 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound Sterling and the Canadian Dollar. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. Dollar. A hypothetical ten percent change in the British Pound Sterling and Canadian Dollar would have impacted our 2016 net sales by approximately $4.3 million, with the impact to income from operations being immaterial. Approximately 85.0% of net sales for the year ended December 31, 2016 were in U.S. dollar functional currency subsidiaries, not subject to such foreign currency risk.

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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CPI Card Group Inc.:

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CPI Card Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Denver, Colorado March 1, 2017

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Shares and Per Share Amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$36,955	$13,606
Accounts receivable, net of allowances of $126 and $212, respectively	31,492	52,538
Inventories	19,369	25,640
Prepaid expenses and other current assets	4,601	4,260
Income taxes receivable	—	4,975
Total current assets	92,417	101,019
Plant, equipment and leasehold improvements, net	53,419	52,113
Intangible assets, net	46,348	53,988
Goodwill	71,996	73,123
Other assets	240	110
Total assets	$264,420	$280,353
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$10,996	$17,832
Accrued expenses	17,487	11,315
Income taxes payable	64	—
Deferred revenue and customer deposits	6,729	3,874
Current maturities of long-term debt	—	9,000
Total current liabilities	35,276	42,021
Long-term debt, net of current maturities	301,922	300,000
Deferred income taxes	21,261	24,073
Other long-term liabilities	1,234	869
Total liabilities	359,693	366,963
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 55,359,251 shares issued and outstanding and 56,542,116 shares issued and outstanding at December 31, 2016 and 2015, respectively	55	56
Capital deficiency	(114,881)	(119,028)
Accumulated earnings	25,968	36,661
Accumulated other comprehensive loss	(6,415)	(4,299)
Total stockholders’ deficit	(95,273)	(86,610)
Total liabilities and stockholders’ deficit	$264,420	$280,353

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Net sales:
Products	$168,510	$241,609	$159,220
Services	140,190	132,501	101,786
Total net sales	308,700	374,110	261,006
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	111,627	155,516	113,399
Services (exclusive of depreciation and amortization shown below)	84,453	73,111	57,233
Depreciation and amortization	10,722	9,662	8,647
Total cost of sales	206,802	238,289	179,279
Gross profit	101,898	135,821	81,727
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	66,711	61,116	42,650
Depreciation and amortization	6,205	6,304	4,605
Restructuring charges	—	681	—
Total operating expenses	72,916	68,101	47,255
Income from operations	28,982	67,720	34,472
Other expense, net:
Interest, net	(20,044)	(18,328)	(7,508)
Foreign currency (loss) gain	(417)	59	(124)
Loss on debt modification and early extinguishment	—	(703)	(476)
Other income (expense), net	20	359	(101)
Total other expense, net	(20,441)	(18,613)	(8,209)
Income before income taxes	8,541	49,107	26,263
Income tax expense	(3,142)	(17,846)	(10,291)
Net income from continuing operations	5,399	31,261	15,972
Discontinued operations:
Loss from a discontinued operation, net of taxes (Note 4)	—	(606)	(2,670)
Gain on sale of a discontinued operation, net of taxes	—	208	—
Net income	$5,399	$30,863	$13,302
Preferred stock dividends	—	(32,548)	(44,477)
Net income (loss) attributable to common stockholders	$5,399	$(1,685)	$(31,175)

Basic and diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.03)	$(0.69)
Discontinued operation	—	(0.01)	(0.07)
	$0.10	$(0.04)	$(0.76)

Dividends declared per common share	$0.18	$—	$—

Comprehensive Income
Net Income	5,399	30,863	13,302
Currency translation adjustment	(2,116)	(1,715)	(1,064)
Total comprehensive income	$3,283	$29,148	$12,238

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Except Share Amounts)

					Accumulated
				Accumulated	other	Employee
	Common Shares		Capital	earnings	comprehensive	notes
	Shares	Amount	deficiency	(deficit)	loss	receivable	Total
January 1, 2014	41,113,952	$41	$(27,786)	$(7,504)	$(1,520)	$(127)	$(36,896)
Issuance of common stock, net of issuance costs	257,268	—	2,945	—	—	—	2,945
Repayment of employee note	—	—	—	—	—	19	19
Components of comprehensive income:
Net income	—	—	—	13,302	—	—	13,302
Currency translation adjustment	—	—	—	—	(1,064)	—	(1,064)
December 31, 2014	41,371,220	$41	$(24,841)	$5,798	$(2,584)	$(108)	$(21,694)
Issuance of common stock upon public offering, net of offering costs	15,000,000	15	135,289	—	—	—	135,304
Shares issued under stock-based compensation plans	257,664	—	—	—	—	—	—
Stock-based compensation	—	—	885	—	—	—	885
Redemption of common stock	(86,768)	—	(46)	—	—	—	(46)
Dividend distribution on Series A Preferred Stock	—	—	(230,315)	—	—	—	(230,315)
Repayment of employee note	—	—	—	—	—	108	108
Components of comprehensive income:							—
Net income	—	—	—	30,863	—	—	30,863
Currency translation adjustment	—	—	—	—	(1,715)	—	(1,715)
December 31, 2015	56,542,116	$56	$(119,028)	$36,661	$(4,299)	$—	$(86,610)
Common stock dividends	—	—	—	(10,049)	—	—	(10,049)
Common stock repurchased	(1,439,422)	(1)	—	(6,007)	—	—	(6,008)
Shares issued under stock-based compensation plans	256,557	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	3,579	—	—	—	3,579
Tax benefit attributable to stock-based compensation and other	—	—	568	—	—	—	568
Components of comprehensive income:							—
Net income	—	—	—	5,399	—	—	5,399
Currency translation adjustment	—	—	—	—	(2,116)	—	(2,116)
December 31, 2016	55,359,251	$55	$(114,881)	$25,968	$(6,415)	$—	$(95,273)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$5,399	$30,863	$13,302
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of acquisitions:
Depreciation and amortization expense	16,927	15,995	14,198
Stock-based compensation expense	3,579	9,633	4,534
Impairment of intangible asset	2,700	—	—
Amortization of debt issuance costs and debt discount	1,922	5,648	591
Loss on debt modification and extinguishment	—	703	476
Loss on sale of a discontinued operation	—	1,039	—
Excess tax benefits from stock-based compensation	(611)	—	—
Deferred income tax	(1,829)	10,914	(1,433)
Other, net	448	(45)	(124)
Changes in operating assets and liabilities:
Accounts receivable	19,847	(9,556)	(7,003)
Inventories	5,793	(4,416)	(5,763)
Prepaid expenses and other assets	(527)	(714)	(8,473)
Income taxes	5,429	(4,975)	3,061
Accounts payable	(6,394)	1,663	1,466
Accrued expenses	3,841	915	12,665
Deferred revenue and customer deposits	3,037	699	(772)
Other liabilities	397	(14,444)	(98)
Cash provided by operating activities	59,958	43,922	26,627
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(14,294)	(18,670)	(16,956)
Proceeds from sale of a discontinued operation	—	5,000	—
Acquisition of EFT Source, Inc.	—	—	(54,859)
Cash used in investing activities	(14,294)	(13,670)	(71,815)
Financing activities
Payment of Sellers Note	(9,000)	—	—
Dividends paid on common stock	(7,519)	—	—
Common stock repurchased	(6,008)	—	—
Net proceeds from an initial public offering of common stock	—	135,304	—
Proceeds from First Lien Term Loan	—	435,000	—
Payments on First Lien Term Loan	—	(122,500)	—
Proceeds from long-term debt	—	—	60,000
Payments on long-term debt	—	(170,929)	(11,045)
Loan issuance costs	—	(17,773)	(440)
Dividend distribution on Series A Preferred Stock	—	(230,315)	—
Redemption of preferred and common stock	—	(58,296)	—
Proceeds from employee note receivable	—	108	19
Excess tax benefits from stock-based compensation	611	—	—
Cash (used in) provided by financing activities	(21,916)	(29,401)	48,534
Effect of exchange rates on cash	(399)	(186)	(107)
Net increase in cash and cash equivalents:	23,349	665	3,239
Cash and cash equivalents, beginning of period	13,606	12,941	9,702
Cash and cash equivalents, end of period	$36,955	$13,606	$12,941
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$15,071	$11,986	$6,793
Income taxes	$(468)	$10,136	$3,219

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

1. Business

CPI Card Group Inc., formerly known as CPI Holdings I, Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards which the Company defines as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express, Discover and Interac (in Canada)) in the United States and Canada. The Company also is engaged in the design, production, data personalization, packaging and fulfillment of retail gift and loyalty cards (primarily in Europe and Canada).

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

The Company’s business consists of the following reportable segments: U.S. Debit and Credit, U.S. Prepaid Debit and U.K. Limited.

•

U.S. Debit and Credit Segment.  The U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands, Private Label Credit Cards, defined as credit cards that an individual merchant issues for exclusive use in its own stores, and that are not issued on the networks of the Payment Cards Brands, and instant issuance systems. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment operations are each certified by multiple global Payment Card Brands, and where required by the Company’s customers, certified to be in compliance with the standards of the PCI Security Standards Council.

•

U.S. Prepaid Debit Segment.  The U.S. Prepaid Debit segment primarily provides integrated card services to prepaid debit card issuers in the United States. Services provided include tamper-evident security packaging services and card personalization and fulfillment services. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages mentioned above. The U.S. Prepaid Debit segment operation is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

•

U.K. Limited Segment.  The U.K. Limited segment primarily produces retail cards, such as gift and loyalty cards for customers in the United Kingdom and continental Europe. This segment also provides card personalization, packaging and fulfillment services. Neither of the Company’s operations in this segment is certified by any of the Payment Card Brands or to be in compliance with the standards of the PCI Security Standards Council, but are certified to be in compliance with  International Organization for Standardization (“ISO”) 27001 standards.

The Company also has an operation in Ontario, Canada that provides EMV and Prepaid Debit Cards and card services in Canada, which is reflected in “Other”.  See Note 18 “Segment Reporting”.

The Company sold its non-secure operation located in Nevada on January 12, 2015 (the “Nevada Sale”) under an asset purchase agreement for $5,000 in cash.  The Nevada operation primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands. Accordingly, the Company’s Consolidated Balance Sheet as of December 31, 2015, and Statements of Operations and Comprehensive Income for the years ended December 31, 2015 and 2014 have been reclassified to present the Nevada operation as a discontinued operation. See Note 4 “Discontinued Operation and Disposition”.

In August 2015, the Company completed the shut-down and closure of its operation in Petersfield, United Kingdom.  Petersfield primarily produced retail gift cards that are not issued on networks of the Payment Card Brands.  In connection with the shut-down and closure of the Petersfield, United Kingdom operation, the Company accrued facility contract termination costs of $681 during the year ended December 31, 2015.

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

Freight revenue totaling $4,651, $3,882, $4,249 is included in net sales during the years ended December 31, 2016, 2015, and 2014, respectively. The related freight costs are included in cost of sales.

Multiple-Element Arrangements

The Company enters into warehouse, fulfillment and distribution service agreements where customers engage the Company to store and handle completed cards and packages on their behalf. For the sales arrangements that contain multiple deliverables, the arrangement is split into separate units of accounting, and individually delivered elements have value to the customer on a standalone basis. When separate units of accounting exist, revenue is allocated to each element based on the Company’s best estimate of competitive market prices. At the point in which completed cards and packages are shipped to the Company’s warehouses or secure vaults, the product is billed and the revenue is recognized in accordance with the Company’s revenue recognition policy. Warehousing services revenue is recognized monthly based on volume and handling requirements; fulfillment services revenue is recognized when the product is handled in the manner specified by the customer for a unit or handling fee.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents and they are stated at cost, which approximates fair value.

Trade Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it becomes probable collection will not occur. The allowance for bad debt and credit activity for the years ended December 31, 2016 and 2015 is summarized as follows:

Balance as of December 31, 2014	$272
Bad debt expense	28
Write-off of uncollectible accounts	(81)
Currency translation adjustments	(7)
Balance as of December 31, 2015	$212
Bad debt expense	12
Write-off of uncollectible accounts	(90)
Currency translation adjustments	(8)
Balance as of December 31, 2016	$126

For the years ended December 31, 2016 and 2015, the Company did not have sales to a single customer that exceeded 10% of consolidated net sales. For the year ended December 31, 2014, the Company had sales to a single customer of $29,523 (11.3% of consolidated net sales).

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are valued at the lower-of-cost (determined on the first-in, first-out or specific identification basis) or market.

Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements are recorded at cost. Accumulated depreciation is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally 3 to 10 years for machinery and equipment, furniture, computer equipment, and leasehold improvements) or, when applicable, the lease term. Maintenance and repairs that do not extend the useful life of the respective assets are charged to expense as incurred. For the Company’s continuing operations, amounts charged to expense for the depreciation of plant, equipment and leasehold improvements were $12,295, $11,389, and $10,359 for the years ended December 31, 2016, 2015 and 2014, respectively.

Long-lived assets with finite lives are reviewed for impairment whenever events indicate that the carrying amount of the asset or the carrying amounts of the asset group containing the asset may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets or asset groups are compared with their carrying value to determine if a write-down to fair value is required. Based upon the Company’s analysis, it concluded that there was no impairment of its long-lived assets for the years ended December 31, 2016, 2015, and 2014.

Goodwill and Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually on October 1. Testing is done in accordance with ASC 350, Intangibles—Goodwill and Other and ASC 820, Fair Value Measurements and Disclosures. For impairment evaluations, the Company first makes a qualitative assessment with respect to both goodwill and other indefinite-lived intangibles. In the case of goodwill, if it is more likely than not that a reporting unit’s fair value is less than its carrying value, the fair value of the reporting unit is compared to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. For the years ended December 31, 2016, 2015 and 2014 the Company determined there were no impairments to goodwill. As of December 31, 2016 and 2015, $5,450 and $6,352 of goodwill was tax-deductible, respectively.

With respect to indefinite-lived intangible assets, if it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying value, any excess of the carrying value over the fair value of the indefinite-lived intangible asset is charged to operations as an impairment loss.

Acquired finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, and are reviewed for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required.  Based upon the Company’s analysis, it concluded that there was no impairment of its acquired finite-lived intangible assets for the years ended December 31, 2016, 2015, and 2014.

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

The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. To the extent the Company determines that it will not realize the benefit of some or all of its deferred tax assets, then these deferred tax assets will be adjusted through the Company’s income tax expense in the period in which this determination is made.

The Company recognizes the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to ASC 718, Share-Based Payments. All stock-based compensation to employees is required to be measured at fair value and expensed, net of forfeitures, over the requisite service period. The Company recognizes compensation expense on awards on a straight-line basis over the vesting period for each tranche of an award. Refer to Note 17 “Stock Based Compensation” for additional discussion regarding details of the Company's stock-based compensation plans.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs during the years ended December 31, 2016, 2015 and 2014 were $801, $764, and $392, respectively.

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities in its preparation of the Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances for inventories and deferred taxes, debt and stock-based compensation expense. Actual results could differ from those estimates.

Foreign Currency Translation

Financial statements of foreign subsidiaries that use local currencies as their functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each reporting period for revenue, expenses, gains and losses. Translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss in the accompanying financial statements.

Foreign currency transaction gains and losses resulting from the process of re-measurement are recorded in “Foreign currency gain (loss)” in the accompanying Consolidated Statements of Operations and Comprehensive Income. For the years ended December 31, 2016, 2015 and 2014 there were $(417), $59, and $(124) of such foreign currency gains (losses), respectively.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, in May 2014, as amended by ASU 2016-12 Narrow-scope Improvements and Practical Expedients, in May 2016. ASU 2014-09, as amended, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. The Company plans to implement the provisions of ASU 2014-09 as of January 1, 2018, but has not determined what transition method it will use.  The Company is in the process of assessing the impact of ASU 2014-09 on its consolidated financial statements. The Company is currently analyzing  its customer contracts and the nature of these arrangements, has documented its draft accounting policies in accordance with the new guidance, and assessing associated implementation considerations. This assessment includes an evaluation of whether certain performance obligations will be recognized over time as opposed to a point in time.  As the Company finalizes its conclusions, it may need to make changes to its business and accounting processes, systems and controls to support recognition and disclosures under the new standard.

The FASB issued ASU 2015-11, Inventory—Simplifying the Measurement of Inventory, in July 2015.  ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The new standard is effective for public entities’ annual reporting periods beginning after December 15, 2016.  The Company plans to implement the provisions of ASU 2015-11 as of January 1, 2017. The Company does not expect ASU 2015-11 to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 with early adoption permitted. The new standard is required to be adopted using a modified retrospective approach. The Company is in the process of assessing the impact of ASU 2016-02 on its results of operations, financial position and consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share based payment transactions, including the accounting for forfeitures, statutory withholding requirements, and classification in the statement of cash flows.  In addition, excess tax benefits recorded to equity under existing accounting guidance will be recognized in income tax expense under the new standard. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 (the Company’s fiscal year 2017), with early adoption permitted. The Company is in the process of assessing the impact of ASU 2016-09 on its consolidated financial statements, including the determination of the method of adoption and an accounting policy election regarding forfeitures.

3. EFT Source Acquisition

On September 2, 2014, CPI Card Group Inc., through its wholly-owned subsidiary, CPI Acquisition, Inc., purchased EFT Source, Inc. (“EFT Source”) headquartered in Nashville, Tennessee for $68,859, of which $54,859 was paid in cash, $9,000 was paid in the form of a note payable to the previous owners of EFT Source, and $5,000 was paid through the issuance of CPI Card Group Inc. preferred and common stock.  The note payable was fully repaid on September 2, 2016 in accordance with the terms of the purchase agreement.

EFT Source, subsequently renamed CPI Card Group Tennessee, is a provider of Financial Payment Card services such as data personalization and fulfillment in the U.S. market. The results of EFT Source operations were included in the Company’s Consolidated Financial Statements as of September 2, 2014.

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

December 31,
2014
Revenue—Continuing Operations	$291,302
Net Income—Continuing Operations	16,916
Basic and Diluted Loss Per Share from Continuing Operations	$(0.67)

The Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2014 includes revenue and net income from operations of $21,999 and $4,446 respectively, attributable to EFT Source.

4. Discontinued Operation and Disposition

On January 12, 2015, the Company sold its Nevada non-secure operation under an asset purchase agreement for $5,000 in cash. The Nevada operation was primarily engaged in the design, production, data personalization, packaging and daily fulfillment of retail gift and loyalty cards for customers in the United States and was not certified by any of the Payment Card Brands.  At the date of sale, the net carrying values of the assets classified as a discontinued operation included inventory and plant, equipment and leasehold improvements of $3,129 and $2,910, respectively.  For the year ended December 31, 2015, the Company recognized a gain on the sale of the discontinued operation of $208, which is included in “Gain on sale of a discontinued operation”, net of an income tax benefit of $1,247, in the Company’s Consolidated Statement of Operations and Comprehensive Income.

During the years ended December 31, 2015, and 2014, the Nevada operation recognized losses of $606, and $2,670, respectively, as included in “Loss from a discontinued operation, net of taxes” in the Company’s Consolidated Statements of Operations and Comprehensive Income. These amounts are net of income tax benefits of $404, and $1,421, for the years ended December 31, 2015, and 2014, respectively. There was no financial impact related to Nevada for the year ended December 31, 2016.

After the Nevada Sale, CPI retained no continuing involvement in the Nevada operations other than a 180 day transition of services agreement, which expired on July 11, 2015.  As a result of the Nevada Sale, the Company made a tax deduction of $32,128 related to the tax deductible goodwill and intangible assets of the Nevada operations, of which $4,190 of the tax deductible goodwill resulted in the recognition of an income tax benefit of $1,510 during the year ended December 31, 2015.

5. Inventories

Inventories are summarized below:

	December 31,
	2016	2015
Raw materials	$8,206	$10,549
Work-in-process	6,340	11,460
Finished goods	4,823	3,631
	$19,369	$25,640

6. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	December 31,
	2016	2015
Buildings	$2,077	$2,565
Machinery and equipment	59,464	57,482
Furniture, fixtures and computer equipment	6,634	4,440
Leasehold improvements	18,655	15,856
Construction in progress	1,136	2,373
	87,966	82,716
Less accumulated depreciation and amortization	(34,547)	(30,603)
	$53,419	$52,113

7. Goodwill and Other Intangible Assets

The Company’s goodwill by reportable segment at December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
U.S. Debit and Credit	$64,330	$64,330
U.K. Limited	5,908	7,089
Other	1,758	1,704
	$71,996	$73,123

Goodwill activity is summarized as follows:

Balance as of January 1, 2015	$73,801
Currency translation	(678)
Balance as of December 31, 2015	$73,123
Currency translation	(1,127)
Balance as of December 31, 2016	$71,996

The Company completed its evaluation of the carrying value of goodwill as of October 1, 2016 and 2015 and determined there was no impairment to goodwill. In order to identify potential impairments, CPI compared the fair value of its reporting units with their carrying amounts, including goodwill. As the fair value of the reporting units exceeded their carrying amounts, the Company was not required to complete the second step of the process which would measure the amount of any impairment.

The Company completed its evaluation of the carrying values of its indefinite lived intangible assets as of October 1, 2016 and identified a $2,700 impairment related to a trademark acquired in the EFT Source acquisition. The impairment was a result of the Company’s plans to discontinue its use of the trademark in its sales, marketing and other business practices. Accordingly, the trademark was written down to its fair value of zero.  Refer to Note 8 “Fair Value of Financial Instruments” for further definition of valuation inputs. The impaired asset is included in the U.S. Debit and Credit reportable segment, and the impairment charge is recorded in “Selling, general and administrative” expenses within the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2016. There was no impairment of indefinite-lived intangible assets for the years ended December 31, 2015, and 2014.

During 2016, the Company evaluated the future utilization of its trademarks and updated its estimate to amortize these assets over lives ranging from 7.5 to 10 years.

CPI’s other amortizable intangible assets consist of customer relationships, technology and software, non-compete agreements, and favorable leases. Total intangible assets are being amortized over a weighted-average useful life of 15.6 years. Intangible amortization expense totaled $4,632, $4,577 and $2,893, for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible assets consist of the following:

		December 31, 2016			December 31, 2015
	Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	12 to 20	$58,994	$(20,972)	$38,022	$59,612	$(17,747)	$41,865
Technology and software	7 to 10	7,101	(2,167)	4,934	7,101	(1,238)	5,863
Noncompete agreements	5 to 8	491	(331)	160	491	(270)	221
Favorable leases	9.5	111	(111)	—	111	(101)	10
Trademarks	7.5 to 10	3,330	(98)	3,232	6,029	—	6,029
Intangible assets subject to amortization		$70,027	$(23,679)	$46,348	$73,344	$(19,356)	$53,988

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2016 is as follows:

2017	$4,893
2018	4,893
2019	4,873
2020	4,833
2021	4,579
Thereafter	22,277
$46,348

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

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Consolidated Balance Sheets are as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2016
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2016	2016	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$290,625	$—	$290,625	$—

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2015
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2015	2015	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$309,375	$—	$307,375	$—
Sellers' Note	$9,000	$9,000	$—	$—	$9,000

The aggregate fair value of the Company's First Lien Term Loan was based on bank quotes.

The carrying amounts for cash and cash equivalents approximate fair value due to their short maturities.

Nonrecurring fair value measurements include the trademark intangible asset impairment assessment completed as of October 1, 2016 as determined based on unobservable Level 3 inputs.  Refer to Note 7, “Goodwill and Other Intangible Assets”.

9. Related-Party Transactions

In conjunction with certain officer and non-officer Company employees acquiring Series A Preferred and Common Stock during 2013 and 2012, the Company obtained notes receivable from the employees that were paid in full on August 17, 2015 and were no longer outstanding as of December 31, 2015.

10. Long-Term Debt and Credit Facility

Long-term debt consists of the following:

	Interest	December 31,	December 31,
	Rate	2016	2015
First Lien Term Loan (a)	5.50%	$312,500	$312,500
Sellers' Note (b)	5.00%	—	9,000
Unamortized discount		(3,795)	(4,459)
Unamortized deferred financing costs		(6,783)	(8,041)
Total long-term debt		301,922	309,000
Less current maturities		-	(9,000)
Long-term debt, net of current maturities		$301,922	$300,000
(a)	Interest rate on December 31, 2016
(b)	Interest rate on December 31, 2015

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company's assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage not in excess of 7.0 times Adjusted EBITDA, as defined in the agreement.  As of December 31, 2016, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including the completion of a qualified initial public offering, and based on an annual Excess Cash Flow calculation, pursuant to the terms of the agreement, beginning as of the year ended December 31, 2016.

In accordance with the terms of the First Lien Credit Facility, the Company repaid $112,500 of the First Lien Term Loan on October 15, 2015 in conjunction with the completion of its initial public offering, and an additional $10,000 during the fourth quarter of 2015. See Note 1 “Business”.  The Company recognized additional interest expense of $4,687 during the year ended December 31, 2015 related to accelerated amortization of deferred financing costs and discount in connection with these repayments.

As of December 31, 2016, the Company did not have any outstanding amounts under the Revolving Credit Facility, and has $39,950 of borrowing capacity under the Revolving Credit Facility. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of December 31, 2016 and 2015, in addition to a fronting fee of 0.125% per annum.  In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company's total net leverage ratio declines.

Senior Term Loan dated September 2, 2014

At December 31, 2015, there were no amounts outstanding on the Senior Term Loan dated November 8, 2012, and amended September 2, 2014, and the related revolver that had a maturity of September 30, 2016. The outstanding balance of $158,420 on the Senior Term Loan was repaid in full on August 17, 2015 using a portion of the proceeds from the new $435,000 First Lien Term Loan. In conjunction with the repayment of the Senior Term Loan, the Company recognized a $703 loss on early extinguishment related to the unamortized deferred financing costs and discount on the Senior Term Loan in “Loss on debt modification and early extinguishment” in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2015. The Company accounted for the debt refinancing in accordance with ASC 470-50-40-6, Modifications and Exchanges.

In conjunction with the Company’s initial refinancing of Senior Term Loan on September 2, 2014, the Company recognized a $476 loss on extinguishment reflected in “Loss on debt modification and early extinguishment” in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2014.  The primary purpose of this refinancing was to finance the cash portion of the acquisition consideration of EFT Source.  Refer to Note 3 “EFT Source Acquisition” for additional information.

Sellers Note

The Company entered into a subordinated, unsecured promissory note for $9,000 with certain sellers of EFT Source as part of the EFT Source acquisition, which was fully repaid on September 2, 2016. Interest on the Sellers Note accrued at 5.0% per annum and was paid quarterly. The Sellers Note is included in “Current maturities of long-term debt” at December 31, 2015.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

As of December 31, 2016, long-term debt of $312,500 matures in 2022.

11. Income Taxes

Income tax expense from continuing operations and effective income tax rates consist of the following:

	December 31,
	2016	2015	2014
Current taxes:
Domestic	$4,944	$16,036	$8,424
Foreign	27	254	—
	4,971	16,290	8,424
Deferred taxes:
Domestic	(1,830)	1,656	2,238
Foreign	1	(100)	(371)
	(1,829)	1,556	1,867
Income tax expense	$3,142	$17,846	$10,291
Income before income taxes
Domestic	$7,437	$50,692	$27,984
Foreign	1,104	(1,585)	(1,721)
Total	$8,541	$49,107	$26,263
Effective income tax rate	36.8%	36.3%	39.1%

The effective income tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2016	2015	2014
Tax at federal statutory rate	35.0%	35.0%	35.0%
Permanent differences	(2.9)	(1.6)	(2.9)
State income taxes	6.3	2.0	3.1
Foreign taxes	(1.9)	0.3	2.5
Other	0.3	0.6	1.4
Effective income tax rate	36.8%	36.3%	39.1%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Accrued expense	1,089	927
Unrealized foreign exchange loss	1,426	652
Net operating loss carryforward	3,066	1,999
Deferred financing costs	1,355	1,564
Stock compensation	1,166	322
Other	555	486
Total gross deferred tax assets	8,657	5,950
Valuation allowance	(4,930)	(3,717)
Net deferred tax assets	3,727	2,233
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(6,393)	(5,881)
Intangible assets	(17,159)	(18,962)
Prepaid expenses	(1,436)	(1,463)
Total gross deferred tax liabilities	(24,988)	(26,306)
Net deferred tax liabilities	$(21,261)	$(24,073)

The net deferred tax liabilities are reflected in the consolidated balance sheets as follows:

	December 31,
	2016	2015
Long-term deferred tax liabilities	$(21,261)	$(24,073)

The net change in the valuation allowance was an increase of $1,213 and a decrease $403 for the years ended December 31, 2016 and 2015, respectively.  The change in the year ended December 31, 2016 related to foreign currency exchange rate fluctuations and changes in net operating losses of foreign locations.

The Company has potential tax benefits associated with $3,066 of foreign operating loss carryforwards, which expire at various dates from 2024 through 2032. Due to the uncertainty of being able to recognize these loss carryforwards, the Company has provided a valuation allowance of 100% of the tax benefit.

At December 31, 2016, no provision has been made for U.S. federal and state taxes on cumulative foreign earnings from CPI Card Group-Europe Limited operations of approximately $3,810, which are expected to be indefinitely reinvested outside of the U.S.  The U.S. deferred tax liability associated with indefinitely reinvested earnings and profits is not material.

The Company has analyzed its filing positions in all of the jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions, and based upon its review, determined there are no uncertain tax positions as of December 31, 2016 and 2015.

The Company is generally subject to potential federal and state examinations for the tax years after December 31, 2013 for federal purposes and December 31, 2012 for state purposes.

12. Series A Preferred Stock

There were no outstanding shares of Series A Preferred Stock as of December 31, 2016 or December 31, 2015.

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

During the year ended December 31, 2016, the Company paid dividends of $7,519, representing $0.135 per share.  Additionally, on November 9, 2016, the Board of Directors approved a dividend of $0.045 per share, payable on January 12, 2017 to stockholders of record as of the close of business on December 16, 2016. The accrued dividend of $2,491 is reflected in “Accrued expenses” in the Consolidated Balance Sheet as of December 31, 2016.  For the year ended December 31, 2016, the Company declared aggregate dividends of $0.18 per share.

On May 11, 2016, the Board of Directors approved a  stock repurchase program that authorizes repurchases of the Company’s common stock up to $20,000, limited to a maximum of 2,827,105 shares, prior to May 11, 2017.  Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions.  During the year ended December 31, 2016, there were 1,439,422 common shares repurchased for $6,008, at an average cost of $4.17 per share.  The repurchases have been accounted for as a share retirement. At December 31, 2016, up to $13,992 remained available under the share repurchase authorization, limited to 1,387,683 shares.

On September 3, 2015, the Company's Board of Directors approved a 22-for-1 stock split of its common stock and increased the number of authorized shares of common stock to 100,000,000. Upon the effective date of the stock split, each outstanding share of common stock and restricted common stock was divided into 22 shares of common stock or restricted common stock, as applicable. Shares of common stock available for issuance under the Option Plan (as hereinafter defined) were increased accordingly. All of the share numbers, share prices and exercise prices have been retroactively adjusted to reflect the stock split in this Annual Report on Form 10-K, including the accompanying Consolidated Financial Statements and these notes.

14. Earnings per Share

Basic or diluted earnings (loss) per share is computed by dividing net earnings or loss by the weighted-average number of ordinary shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share attributable to continuing and discontinued operations:

	December 31,
	2016	2015	2014
Numerator:
Net income from continuing operations	$5,399	$31,261	$15,972
Preferred stock dividends	—	(32,548)	(44,477)
Income (loss) from continuing operations attributable to common stockholders	5,399	(1,287)	(28,505)
Loss from a discontinued operation, net of taxes	—	(398)	(2,670)
Net income (loss) attributable to common stockholders	$5,399	$(1,685)	$(31,175)
Denominator:
Basic EPS—weighted average common shares outstanding	55,827,409	44,816,263	41,199,246
Diluted EPS—weighted average common shares outstanding	56,203,789	44,816,263	41,199,246
Basic and Diluted EPS:
Earnings (loss) per share from continuing operations	$0.10	$(0.03)	$(0.69)
Loss from a discontinued operation, net of taxes	—	(0.01)	(0.07)
Earnings (loss) per share	$0.10	$(0.04)	$(0.76)

The potentially dilutive effect of 1,327,818, 1,257,450, and 627,000 stock options as of December 31, 2016, 2015, and 2014, respectively, have been excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive. The cumulative dividends in arrears related to Series A Preferred Stock were paid in conjunction with the Company’s IPO.

15. Commitments and Contingencies

Commitments

The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2017 and 2024 and contain various provisions for rental adjustments and renewals. All of these leases require the Company to pay property taxes, insurance and normal maintenance costs.

During the normal course of business, the Company also enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems.

Future cash payments with respect to operating leases and purchase obligations as of December 31, 2016 are as follows:

	Operating	Purchase
	Leases	Obligations
2017	$4,350	$7,042
2018	3,352	—
2019	2,450	—
2020	2,074	—
2021	1,769	—
Thereafter	2,110	—
Total	$16,105	$7,042

The Company incurred rent expense under non-cancellable operating leases during the years ended December 31, 2016, 2015 and 2014, totaling $3,467, $3,518 and $3,320, respectively.

Asset retirement obligations relate to legal obligations associated with the removal of all leasehold improvements at the end of the lease term. The Company records all asset retirement obligations, which primarily relate to “make-good” clauses in operating leases, for its leased property containing leasehold improvements. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company’s accretion expense incurred during the years ended December 31, 2016, 2015 and 2014 was immaterial. As of December 31, 2016 and 2015, the Company’s asset retirement obligations included in “Other long-term liabilities” in the Consolidated Balance Sheets were $602 and $613, respectively.

Contingencies

CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI shareholders filed putative class action lawsuits captioned Vance, et al. v.CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc., in the United States District Court for the Southern District of New York against CPI and certain of its officers and directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 IPO. The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933 (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ending December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

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

On November 16, 2016, the Company filed a motion to dismiss the amended complaint. All discovery and other proceedings in the action are stayed under the PSLRA pending the resolution of that motion.

The Company believes these claims are without merit and intends to defend the actions vigorously.  Given the current stage of these matters, the range of any potential loss is not probable or estimable and no accrual has been recognized as of December 31, 2016.

Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case. This suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015.  The now-stayed complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard.  Gemalto’s patent will expire in March 2017.  The Company successfully moved to transfer the lawsuit to the District of Colorado.  On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s IPO and business relationships.  Gemalto answered the Company’s counterclaims on February 5, 2016.  On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringed upon Gemalto’s patent—only named CPI products that incorporate microchips supplied by two specific vendors.

On May 31, 2016, the Company filed an Inter Partes Review petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”), seeking re-examination of Gemalto’s asserted patent. In light of the Company’s petition, on July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims. The PTAB granted the Company’s petition as to all of the independent claims of Gemalto’s patent on November 9, 2016.  The PTAB also granted the Company’s petition as to certain dependent claims, which are claims that rely upon and incorporate an independent claim. The Company has asked the PTAB to institute reexamination on the remaining dependent claims by way of a reconsideration petition. The district court litigation remains stayed.

Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleges that the Company infringes a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. Gemalto’s patent will expire in 2018. On May 25, 2016, the Company moved to dismiss Gemalto's case because the patent's claims are not patentable under 35 U.S.C. section 101. The Company’s motion to stay the litigation in light of its pending motion to dismiss was denied on September 2, 2016. The Company’s motion to dismiss remains pending. Gemalto provided initial infringement contentions to the Company on July 29, 2016, and amended its contentions on October 13, 2016. The parties are presently engaged in claim construction activities and are attempting to schedule the deposition of the patent-in-suit’s named inventor.

With respect to both cases, the Company believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend these suits vigorously.  While a risk of loss is reasonably possible, given the current stage of these matters, as well as the aforementioned defenses, counterclaims and indemnity rights, the range of potential loss is not estimable and no accrual has been recognized as of December 31, 2016 and 2015.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business.  The Company believes that the ultimate resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations.

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

The aggregate amounts charged to expense in connection with the plan were $1,382, $1,049 and $824 for the years ended December 31, 2016, 2015 and 2014, respectively.

17. Stock Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

 During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company has reserved 4,000,000 shares of common stock for issuance under the Omnibus Plan.  As of December 31, 2016, there were 2,281,135 shares available for grant under the Omnibus Plan.

During the year ended December 31, 2016, the Company granted awards of non-qualified stock options under the Omnibus Plan for 785,058 shares of common stock. The options have a 10 year term and will generally vest ratably over either a three year period beginning on the first anniversary of the grant date, or a four year period beginning on the second anniversary of the grant date.

Outstanding and exercisable stock options under the Omnibus Plan are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2014	—	$—
Granted	795,450	10.00
Outstanding as of December 31, 2015	795,450	$10.00
Granted	785,058	7.38
Forfeited	(143,000)	10.00
Outstanding as of December 31, 2016	1,437,508	$8.62	8.98

Unvested options as of December 31, 2016, vest as follows:

2017	379,643
2018	469,627
2019	469,352
2020	118,886
Total unvested options as of December 31, 2016	1,437,508

Stock options were granted under the Omnibus Plan at various times during the year ended December 31, 2016.  The fair value of stock option awards was determined at the date of grant using either a Monte Carlo simulation, or a Black-Scholes option-pricing model with the following average assumptions:

Year ended
December 31, 2016
Expected term in years	6.3
Volatility	35.4%
Risk-free interest rate	1.5%
Dividend yield	3.3%

Expected term – For option grants valued using a Black-Scholes option-pricing model, the Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.  Certain other stock options were granted with an exercise price of $10 per share, and were valued using a Monte Carlo simulation.  The Monte Carlo model simulates many future stock price paths, and assumes the exercise of vested options will occur uniformly once the options are projected to be in-the money.

Volatility – The expected volatility percentage was based on a peer group average historical volatility over the expected option term.  The peer group was based on financial technology companies that completed an initial public offering of common stock within the last 10 years.

Risk-free interest rate – The risk-free interest rate was determined by using the United States Treasury rate for the period that coincided with the expected option term.

Dividend yield – The estimated dividend yield is based on the Company’s recent historical dividend practice and the market value of its common stock.

During the year ended December 31, 2016, the Company granted awards of restricted stock units for 305,234 shares of common stock. The restricted stock unit awards contain conditions associated with continued employment or service, and generally vest one year from the date of grant.  On the vesting dates, shares of common stock will be issued to the award recipients.

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2016:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2015	—	$—
Granted	305,234	7.22
Vested	(15,803)	7.91
Forfeited	(18,965)	7.91
Outstanding as of December 31, 2016	270,466	$7.13

Compensation expense for the Omnibus Plan for the years ended December 31, 2016 and December 31, 2015 was $2,770 and $239, respectively.  As of December 31, 2016, the total unrecognized compensation expense related to unvested options and restricted stock units under the Omnibus Plan was $2,467, which the Company expects to recognize over an estimated weighted average period of 1.6 years.  There was no aggregate intrinsic value of stock option awards outstanding under the Omnibus Plan as of December 31, 2016.

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

As a result of the Company’s adoption of its Omnibus Plan, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options have a 10-year life and vest as noted in each respective grant letter. All stock options are nonqualified.  No stock options were granted during the years ended December 31, 2016, 2015 and 2014.

Outstanding and exercisable stock options under the Option Plan are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of January 1, 2014	649,000	$0.0004
Forfeited	(22,000)	0.0001
Outstanding as of December 31, 2014	627,000	$0.0004
Exercised	(66,000)	0.0005
Forfeited	(99,000)	0.0003
Outstanding as of December 31, 2015	462,000	$0.0003
Exercised	(245,666)	0.0003
Outstanding as of December 31, 2016	216,334	$0.0004	5.34

Exercisable as of December 31, 2016	216,334	$0.0004	5.34

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for the years ended December 31, 2016, 2015 and 2014, were de minimis.  The aggregate intrinsic value of stock option awards outstanding and exercisable under the Option Plan as of December 31, 2016 was $898.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 191,664 restricted shares of common stock to executives of the Company.  The awards contain conditions associated with continued employment or service.  The terms of the unvested restricted shares of common stock provide voting and regular dividend rights to the holders of the restricted shares of common stock, and accordingly are included in weighted-average shares outstanding in the Company’s basic earnings per share calculation.  See Note 14 “Earnings per Share”.  The remaining unvested restricted shares vest over a three year period from the original grant date.

The following table summarizes the changes in the number of outstanding restricted shares of common stock:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2014	—	$—
Granted	191,664	9.48
Outstanding as of December 31, 2015	191,664	$9.48
Vested	(96,800)	9.48
Outstanding as of December 31, 2016	94,864	$9.48

Total compensation expense related to the restricted shares of common stock awards was $809 and $646 for the years ended December 31, 2016 and December 31, 2015, respectively.  As of December 31, 2016, there was $326 of total remaining unrecognized compensation expense related to the unvested restricted shares of common stock that will be recognized over a weighted average period of 1.15 years.

Phantom Stock Plan

Effective January 1, 2012, the Company’s Board of Directors adopted the CPI Acquisition, Inc. Phantom Stock Plan (“Phantom Stock Plan”) to provide incentive compensation to certain key employees.  In conjunction with the Company’s IPO, the Phantom Stock Plan was terminated and all outstanding liabilities under the plan were settled.  During the year ended December 31, 2015, payments of $13,892 were made under the plan, and no liability existed as of December 31, 2015.

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

During the years ended December 31, 2015 and 2014, the Company recognized compensation expense of $8,748 and $4,534 respectively, related to this plan.

18. Segment Reporting

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

EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate segment operating performance. As the Company uses the term, EBITDA is defined as income from continuing operations before interest expense, income taxes, depreciation and amortization. The Company’s chief operating decision maker believes EBITDA is a meaningful measure as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company’s chief operating decision maker uses EBITDA to perform periodic reviews and comparison of operating trends and identify strategies to improve the allocation of resources amongst segments.

As of December 31, 2016, the Company’s reportable segments are as follows:

•	U.S. Debit and Credit

•	U.S. Prepaid Debit

•	U.K. Limited

The U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands, private label credit cards that are not issued on the networks of the Payment Cards Brands (including general purpose reloadable, gift, payroll and employee benefit, government disbursement, incentive, and transit cards), and instant issuance systems. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment operations are each certified by multiple global Payment Card Brands and, where required by the Company’s customers, certified to be in compliance with the standards of the PCI Security Standards Council. These operating segments have been aggregated into a single reportable segment due to similarities in the nature of the products and services sold by these subsidiaries, a common customer base, the substantial degree of integration and redundancy across the segments, and utilization of centrally shared sales, marketing, quality and planning departments. Separate information about these segments would not be useful to the readers of the financial statements.

The U.S. Prepaid Debit segment primarily provides integrated card services to prepaid debit card issuers in the United States. Services provided include tamper-evident security packaging services and card personalization and fulfillment services. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages mentioned above. The U.S. Prepaid Debit segment operation is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

The U.K. Limited segment primarily produces retail cards, such as gift and loyalty cards for customers in the United Kingdom and continental Europe. This segment also provides card personalization, packaging and fulfillment services. The U.K. Limited segment operations are not certified by the Payment Card Brands, nor are they PCI certified, but are certified to be in compliance with ISO 27001 standards.

The “Other” category includes the Company’s corporate activities and less significant operating segments that derive their revenue from the production of Financial Payment Cards and retail gift cards in Canada (CPI—Canada) and the U.K. (CPI—Petersfield). For additional information regarding the Company’s decision to shut-down the CPI—Petersfield facility during the third quarter of 2015, see Note 1 “Business”.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Revenue			EBITDA
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
U.S. Debit and Credit(a)	$208,795	$263,668	$153,015	$52,090	$78,981	$37,547
U.S. Prepaid Debit	60,065	65,878	59,271	18,646	22,993	18,654
U.K Limited	29,689	34,361	35,163	2,839	3,572	2,943
Other	13,110	17,420	23,908	(28,063)	(22,145)	(12,121)
Intersegment eliminations(b)	(2,959)	(7,217)	(10,351)	—	—	—
Total:	$308,700	$374,110	$261,006	$45,512	$83,401	$47,023

(a)	Amounts for 2014 include the post-acquisition revenue and EBITDA of EFT Source from September 2, 2014 through December 31, 2014.

(b)	Amounts include the revenue from sales between segments and are eliminated upon consolidation.

The following table provides a reconciliation of total segment EBITDA to “Net income from continuing operations” for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Total segment EBITDA from continuing operations	$45,512	$83,401	$47,023
Interest, net	(20,044)	(18,328)	(7,508)
Income tax expense	(3,142)	(17,846)	(10,291)
Depreciation and amortization	(16,927)	(15,966)	(13,252)
Net Income from continuing operations	$5,399	$31,261	$15,972

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
U.S. Debit and Credit	$205,417	$221,274
U.S. Prepaid Debit	23,509	20,960
U.K. Limited	26,060	25,897
Other	9,434	12,222
Total assets:	$264,420	$280,353

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
U.S.	$13,169	$19,129	$15,082
Canada	263	275	32
Total North America	13,432	19,404	15,114
U.K.	1,447	659	454
Total plant, equipment and leasehold improvement additions	$14,879	$20,063	$15,568

Net Sales of Geographic Locations

Net sales of the Company’s geographic locations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
U.S.(a)	$262,544	$316,111	$196,418
Canada	11,998	12,541	16,133
Total North America	274,542	328,652	212,551
U.K.	25,705	36,954	36,682
Other(b)	8,453	8,504	11,773
Total revenue	$308,700	$374,110	$261,006

(a)	Amounts for 2014 include the post-acquisition net sales of EFT Source from September 2, 2014 through December 31, 2014.

(b)	Amounts in other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
U.S.	$157,773	$164,377
Canada	2,899	2,254
Total North America:	160,672	166,631
U.K.	11,091	12,593
Total long-lived assets	$171,763	$179,224

Net Sales by Product and Services

Net sales from products and services sold by the Company for the years ended December 31, 2016, 2015 and 2014 were as follows:

	December 31,
	2016	2015	2014
Product net sales(a)	$168,510	$241,609	$159,220
Services net sales(b)	140,190	132,501	101,786
Total net sales:	$308,700	$374,110	$261,006

(a)

Product net sales include the design and production of Financial Payment Cards, in contact EMV, dual-interface EMV, contactless and magnetic stripe formats. The Company also generates product revenue from the sale of Card@Once® instant issuance systems, Private Label Credit Cards, and retail gift cards. It is impracticable to split the products described into dollar amounts in the table above.

(b)

Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, the provision of tamper-evident security packaging, providing fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. The Company also generates services revenue from personalizing retail gift cards (primarily in Canada and the United Kingdom) and from click-fees generated from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images. It is impracticable to split the services described into dollar amounts in the table above.

19. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2016 and 2015 were as follows:

					Year Ended
					December 31,
2016 by Quarter:	Q1	Q2	Q3	Q4	2016
Net sales	$86,393	$73,725	$81,202	$67,380	$308,700
Gross profit	29,692	22,707	29,063	20,436	101,898
Income (loss) from continuing operations	5,714	(328)	4,026	(4,013)	5,399
Net income (loss)	5,714	(328)	4,026	(4,013)	5,399
Net income (loss) attributable to common stockholders	$5,714	$(328)	$4,026	$(4,013)	$5,399

Basic and diluted earnings (loss) per share:
Continuing operations	$0.10	$(0.01)	$0.07	$(0.07)	$0.10
	$0.10	$(0.01)	$0.07	$(0.07)	$0.10

					Year Ended
					December 31,
2015 by Quarter:	Q1	Q2	Q3	Q4	2015
Net sales	$77,310	$95,536	$107,697	$93,567	$374,110
Gross profit	25,508	35,835	43,049	31,429	135,821
Income (loss) from continuing operations	5,960	12,155	14,760	(1,615)	31,261
Income (Loss) from discontinued operation, net of taxes	281	—	—	(679)	(398)
Net income (loss)	6,241	12,155	14,760	(2,294)	30,863
Preferred stock dividends	(12,611)	(12,747)	(7,096)	(94)	(32,548)
Net (loss) income attributable to common stockholders	$(6,370)	$(592)	$7,664	$(2,388)	$(1,685)

Basic and diluted (loss) earnings per share:
Continuing operations	$(0.16)	$(0.02)	$0.19	$(0.03)	$(0.03)
Discontinued operation	0.01	—	—	(0.01)	(0.01)
	$(0.15)	$(0.02)	$0.19	$(0.04)	$(0.04)

20. Subsequent Events

On March 1, 2017, the Board of Directors approved a dividend of $0.045 per share. This dividend is payable on April 7, 2017, to stockholders of record as of the close of business on March 17, 2017.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria. This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

The Company took steps to address and remediate the previously disclosed material weakness in our internal control over financial reporting, which included the hiring of additional finance personnel familiar with the rules and regulations applicable to public companies (including the requirements of the Sarbanes-Oxley Act), and the development and implementation of improved policies and processes.  Other than these remediation actions, there has been no change in the Company’s internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

For additional information regarding the Company’s previously disclosed material weakness identified by management, see “Item 4. Controls and Procedures” in the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, filed on November 10, 2016 with the Securities and Exchange Commission.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item is expected to be in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2016 and is incorporated herein by reference.

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

CPI CARD GROUP INC.

/s/ Lillian Etzkorn
Lillian Etzkorn
Chief Financial Officer

March 2, 2017

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Steve Montross and Lillian Etzkorn and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Montross	President, Chief Executive	March 2, 2017
Steven Montross	Officer and Director
(Principal Executive Officer)

/s/ Lillian Etzkorn	Chief Financial Officer	March 2, 2017
Lillian Etzkorn	(Principal Financial Officer)

/s/ Chris Bakke	Chief Accounting Officer	March 2, 2017
Chris Bakke	(Principal Accounting Officer)

/s/ Bradley Seaman	Chairman of the Board	March 2, 2017
Bradley Seaman

/s/ Diane Fulton	Director	March 2, 2017
Diane Fulton

/s/ Douglas Pearce	Director	March 2, 2017
Douglas Pearce

/s/ Nicholas Peters	Director	March 2, 2017
Nicholas Peters

/s/ Robert Pearce	Director	March 2, 2017
Robert Pearce

/s/ David Rowntree	Director	March 2, 2017
David Rowntree

/s/ Scott Scheirman	Director	March 2, 2017
Scott Scheirman

/s/ Silvio Tavares	Director	March 2, 2017
Silvio Tavares

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

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

10.9

First Amendment to Employment and Non-Competition Agreement, dated as of December 8, 2016, by and between David Brush and CPI Card Group-Colorado, Inc. (incorporated by reference to the

Company’s Current Report on Form 8-K filed on December 13, 2016).

10.10*	Offer of Employment, dated as of December 5, 2016, by and between Lillian Etzkorn and CPI Card Group-Colorado, Inc.

10.11	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.12

First Lien Credit Agreement, dated as of August 17, 2015, by and among CPI Card Group Inc., CPI Acquisition Inc., the lenders from time to time party thereto and the Bank of Nova Scotia, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.13	Director Nomination Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.14	Registration Rights Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

24.1*	Power of Attorney (included on the signature pages hereto).

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**   Management contract or compensatory plan or arrangement.