Form 10-Q
period 2017-03-31
CPI Card Group Inc.
filed 2017-05-04
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of April 24, 2017: 55,592,024

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,906	$36,955
Accounts receivable, net of allowances of $71 and $126, respectively	33,955	31,492
Inventories	23,975	19,369
Prepaid expenses and other current assets	5,054	4,601
Income taxes receivable	1,947	—
Total current assets	90,837	92,417
Plant, equipment and leasehold improvements, net	53,470	53,419
Intangible assets, net	45,143	46,348
Goodwill	72,083	71,996
Other assets	271	240
Total assets	$261,804	$264,420
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$12,799	$10,996
Accrued expenses	15,701	17,487
Income taxes payable	—	64
Deferred revenue and customer deposits	10,241	6,729
Total current liabilities	38,741	35,276
Long-term debt	302,406	301,922
Deferred income taxes	20,936	21,261
Other long-term liabilities	1,599	1,234
Total liabilities	363,682	359,693
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 55,592,024 and 55,359,251 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	56	55
Capital deficiency	(114,383)	(114,881)
Accumulated earnings	18,663	25,968
Accumulated other comprehensive loss	(6,214)	(6,415)
Total stockholders’ deficit	(101,878)	(95,273)
Total liabilities and stockholders’ deficit	$261,804	$264,420

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales:
Products	$29,764	$54,958
Services	26,244	31,435
Total net sales	56,008	86,393
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	19,688	36,353
Services (exclusive of depreciation and amortization shown below)	17,441	17,764
Depreciation and amortization	2,784	2,584
Total cost of sales	39,913	56,701
Gross profit	16,095	29,692
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	16,155	14,498
Depreciation and amortization	1,749	1,529
Total operating expenses	17,904	16,027
(Loss) income from operations	(1,809)	13,665
Other expense, net:
Interest, net	(5,062)	(5,033)
Foreign currency gain (loss)	73	(102)
Other income (loss), net	1	(2)
Total other expense, net	(4,988)	(5,137)
(Loss) income before income taxes	(6,797)	8,528
Income tax benefit (expense)	2,291	(2,814)
Net (loss) income	$(4,506)	$5,714

Basic and diluted (loss) earnings per share:	$(0.08)	$0.10
Weighted-average shares outstanding:
Basic	55,424,559	56,542,116
Diluted	55,424,559	56,836,082

Dividends declared per common share	$0.045	$0.045

Comprehensive (loss) income
Net (loss) income	$(4,506)	$5,714
Currency translation adjustment	201	82
Total comprehensive (loss) income	$(4,305)	$5,796

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net (loss) income	$(4,506)	$5,714
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	4,533	4,113
Stock-based compensation expense	546	745
Amortization of debt issuance costs and debt discount	484	482
Excess tax benefits from stock-based compensation	—	(239)
Deferred income taxes	(351)	(58)
Other, net	(39)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(2,375)	7,711
Inventories	(4,551)	1,957
Prepaid expenses and other assets	(485)	(532)
Income taxes	(2,005)	4,433
Accounts payable	1,751	(3,758)
Accrued expenses	(1,794)	(3,980)
Deferred revenue and customer deposits	3,424	199
Other liabilities	357	(18)
Cash (used in) provided by operating activities	(5,011)	16,756
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(3,283)	(3,780)
Cash used in investing activities	(3,283)	(3,780)
Financing activities
Dividends paid on common stock	(2,527)	—
Taxes withheld and paid on stock-based compensation awards	(336)	—
Excess tax benefits from stock-based compensation	—	239
Cash (used in) provided by financing activities	(2,863)	239
Effect of exchange rates on cash	108	32
Net (decrease) increase in cash and cash equivalents:	(11,049)	13,247
Cash and cash equivalents, beginning of period	36,955	13,606
Cash and cash equivalents, end of period	$25,906	$26,853
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,488	$4,621
Income taxes, net payments (refunds)	$65	$(1,567)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiaries, is referred to herein as “CPI” or the “Company”) is a leading provider of comprehensive Financial Payment Card solutions in the United States. The Company defines Financial Payment Cards as credit, debit and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express and Discover) and Interac (in Canada). The Company serves its customers through a network of ten production and card services facilities, including eight high-security facilities in the United States and Canada that are each certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by the Company’s customers, certified to be in compliance with the standards of the Payment Card Industry (“PCI”) Security Standards Council.

In addition to its eight facilities in the United States and Canada, the Company has two facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, and provide card personalization, packaging and fulfillment services for customers in the United Kingdom and continental Europe.  These facilities are not certified by the Payment Card Brands or to be in compliance with the Standards of the PCI Security Standards Council, but are certified to be in compliance with International Organization for Standardization (“ISO”) 27001 standards.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2016 is derived from the audited financial statements as of that date.  The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Inventories

Inventories consist of raw materials, work–in-process and finished goods and are measured at the lower of cost or net realizable value (determined on the first-in, first-out or specific identification basis) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-11, Inventory—Simplifying the Measurement of Inventory, which the Company adopted on January 1, 2017.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The adoption of this standard did not impact the Company’s financial position, results of operations or cash flows during the three months ended March 31, 2017.

Adoption of New Accounting Standard

As of January 1, 2017, the Company adopted FASB ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified several aspects of the accounting for employee share based payment transactions, including classification in the statement of cash flows, the accounting for forfeitures and statutory withholding requirements.

Classification in the Statement of Cash Flows

As a result of the adoption of ASU 2016-09, excess tax benefits and deficiencies in connection with the Company’s stock-based compensation plans are no longer recorded directly through equity, and are recorded in “Income tax benefit” in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.  The impact to the Company’s condensed consolidated financial statements was not material during the three months ended March 31, 2017. See Note 7, “Income Taxes” and Note 11, “Stock-Based Compensation”.

The Company has also elected to present excess tax benefits as an operating activity prospectively, commencing with the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017.

Additionally, during the three months ended March 31, 2017, the Company paid $336 to tax authorities for shares withheld to satisfy employer income tax obligations in relation to the vesting of stock-based compensation awards.  As required by ASU 2016-09, the Company classified these payments as a financing activity in the Condensed Consolidated Statement of Cash Flows.  There was no impact to prior periods as a result of the required retrospective application of this requirement within ASU 2016-09.

Forfeitures

The Company has elected to account for forfeitures when they occur.  The cumulative-effect adjustment to “Accumulated earnings” and “Capital deficiency” in the Company’s Condensed Consolidated Balance Sheet was immaterial.

Recently Issued Accounting Pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers, in May 2014, as amended by ASU 2016-12 Narrow-scope Improvements and Practical Expedients, in May 2016. ASU 2014-09, as amended, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. The Company plans to implement the provisions of ASU 2014-09, as amended, as of January 1, 2018. The Company plans to adopt the standard using the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application.  The Company is currently assessing the impact that the future adoption of ASU 2014-09, as amended, may have on its condensed consolidated financial statements by analyzing its current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the new guidance.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (the Company’s fiscal year 2019) with early adoption permitted. The new standard is required to be adopted using a modified retrospective approach. The Company is in the process of assessing the impact of ASU 2016-02 on its results of operations, financial position and condensed consolidated financial statements.

2. Inventories

Inventories are summarized below:

	March 31, 2017	December 31, 2016

Raw materials	$9,353	$8,206
Work-in-process	9,707	6,340
Finished goods	4,915	4,823
	$23,975	$19,369

3. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	March 31, 2017	December 31, 2016

Buildings	$2,108	$2,077
Machinery and equipment	60,193	59,464
Furniture, fixtures and computer equipment	6,843	6,634
Leasehold improvements	18,715	18,655
Construction in progress	3,653	1,136
	91,512	87,966
Less accumulated depreciation and amortization	(38,042)	(34,547)
	$53,470	$53,419

Amounts recorded for the depreciation of plant, equipment and leasehold improvements was $3,310 and $2,973 for the three months ended March 31, 2017 and 2016, respectively.

4. Goodwill and Other Intangible Assets

The Company’s goodwill by reportable segment at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
U.S. Debit and Credit	$64,330	$64,330
U.K. Limited	5,980	5,908
Other	1,773	1,758
	$72,083	$71,996

The change in goodwill from December 31, 2016 to March 31, 2017 was a result of foreign currency translation adjustments.

Intangible assets consist of customer relationships, technology and software, non-compete agreements and trademarks. Total intangible assets are being amortized over a weighted-average useful life of 15.6 years. The changes in the cost basis of the intangibles from December 31, 2016 to March 31, 2017 are related to foreign currency translations. Intangible amortization expense was $1,223 and $1,140 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017 and December 31, 2016, intangible assets, excluding goodwill, were comprised of the following:

				March 31, 2017			December 31, 2016
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$59,036	$(21,874)	$37,162	$58,994	$(20,972)	$38,022
Technology and software	7	to	10	7,100	(2,399)	4,701	7,101	(2,167)	4,934
Non-compete agreements	5	to	8	491	(346)	145	491	(331)	160
Trademarks	7.5	to	10	3,330	(195)	3,135	3,330	(98)	3,232
Intangible assets subject to amortization				$69,957	$(24,814)	$45,143	$69,916	$(23,568)	$46,348

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of March 31, 2017 is as follows:

2017 (remaining 9 months)	$3,672
2018	4,895
2019	4,875
2020	4,835
2021	4,575
Thereafter	22,291
$45,143

5. Fair Value of Financial Instruments

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

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets are as follows:

	Value as of	Fair Value as of	Fair Value Measurement at March 31, 2017
	March 31,	March 31,	(Using Fair Value Hierarchy)
	2017	2017	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$312,500	$290,625	$—	$290,625	$—

	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2016
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2016	2016	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$312,500	$290,625	$—	$290,625	$—

The aggregate fair value of the Company’s First Lien Term Loan was based on bank quotes.

The carrying amounts for cash and cash equivalents approximate fair value due to their short maturities.

6. Long-Term Debt and Credit Facility

As of March 31, 2017 and December 31, 2016, long-term debt and credit facilities consist of the following:

	Interest	March 31,	December 31,
	Rate (1)	2017	2016
First lien term loan facility (1)	5.83%	$312,500	$312,500
Unamortized discount		(3,627)	(3,795)
Unamortized deferred financing costs		(6,467)	(6,783)
Long-term debt		$302,406	$301,922

(1)	Interest rate at March 31, 2017. Interest rate at December 31, 2016 was 5.50%.

First Lien Credit Facility

On August 17, 2015, the Company entered into a first lien credit facility with a syndicate of lenders providing for a $435,000 first lien term loan (the “First Lien Term Loan”) and a $40,000 revolving credit facility (the “Revolving Credit Facility”). The First Lien Term Loan and the Revolving Credit Facility have maturity dates of August 17, 2022 and August 17, 2020, respectively.

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times Adjusted EBITDA, as defined in the agreement. As of March 31, 2017, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual Excess Cash Flow calculation, pursuant to the terms of the agreement.

As of March 31, 2017, the Company did not have any outstanding amounts under the Revolving Credit Facility, and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of March 31, 2017 and December 31, 2016, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to

0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines.

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

As of March 31, 2017, long-term debt of $312,500 matures in 2022.

7. Income Taxes

During the three months ended March 31, 2017, the Company recognized an income tax benefit of $2,291 on pre-tax loss of $6,797, representing an effective income tax rate of 33.7%, compared to an income tax expense of $2,814 on pre-tax income of $8,528, representing an effective tax rate of 33.0% during the three months ended March 31, 2016.

The effective tax rates for all periods presented differ from the federal U.S. statutory rate primarily due to a benefit from permanent deductions related to credits for domestic production activities and the impact of state and foreign income taxes.

The Company’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities.  In March 2017, the Company was notified that the Internal Revenue Service ("IRS") would examine its 2014 federal income tax return. The Company is in the process of providing information requested by the IRS with respect to such tax year. As the exam process is in the early stages, the Company has not been notified of any items that are being disputed by the IRS.

8. Stockholders’ Equity

During the three months ended March 31, 2017, the Company paid dividends of $2,527, representing $0.045 per share.  Additionally, on March 1, 2017, the Board of Directors approved a dividend of $0.045 per share, payable on April 7, 2017 to stockholders of record as of the close of business on March 17, 2017.  The accrued dividend of $2,500 is reflected in “Accrued expenses” in the Condensed Consolidated Balance Sheet as of March 31, 2017.

On May 11, 2016, the Board of Directors approved a stock repurchase program that authorizes repurchases of the Company’s common stock up to $20,000, limited to a maximum of 2,827,105 shares, prior to May 11, 2017.  Repurchases may be executed using open market purchases, privately negotiated transactions, accelerated share repurchase programs or other transactions.  During the three months ended March 31, 2017, there were no common shares repurchased.  At March 31, 2017, up to $13,992 remained available under the share repurchase authorization, limited to 1,387,683 shares.

9. (Loss) Earnings per Share

Basic and diluted (loss) earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net (loss) income	$(4,506)	$5,714
Denominator:
Basic-weighted-average common shares outstanding	55,424,559	56,542,116
Diluted-weighted-average common shares outstanding	55,424,559	56,836,082
(Loss) earnings per share:
Basic	$(0.08)	$0.10
Diluted	$(0.08)	$0.10

The Company reported a net loss for the three months ended March 31, 2017.  Accordingly, the potentially dilutive effect of 2,325,878 stock options and 186,763 restricted stock units has been excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

10. Commitments and Contingencies

Commitments

The Company incurred rent expense under non-cancellable operating leases of $953 and $815 for the three months ended March 31, 2017 and 2016, respectively.

Contingencies

CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI shareholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc., in the United States District Court for the Southern District of New York against CPI and certain of its officers and directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933 (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

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

The Company believes these claims are without merit and intends to defend the action vigorously.  Given the current stage of these matters, the range of potential loss is not probable or estimable and no accrual has been recognized as of March 31, 2017 and December 31, 2016.

Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case. This suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015.  The now-stayed complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard.  Gemalto’s patent expired in March 2017.  The Company successfully moved to transfer the lawsuit to the District of Colorado.  On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s IPO and business relationships.  Gemalto answered the Company’s counterclaims on February 5, 2016.  On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringed upon Gemalto’s patent—only named CPI products that incorporate microchips supplied by two specific vendors.

On May 31, 2016, the Company filed an Inter Partes Review petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”), seeking re-examination of Gemalto’s asserted patent. In light of the Company’s petition, on July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims. The petition was granted as to all of the independent claims of Gemalto’s patent on November 9, 2016.  The PTAB also granted the Company’s petition as to certain dependent claims, which are claims that rely upon and incorporate an independent claim. The district court litigation remains stayed.

Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleges that the Company infringes a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. Gemalto alleges that its patent will expire in 2019.  Gemalto provided initial infringement contentions to the Company on July 29, 2016, and amended its contentions on October 13, 2016. The parties are presently engaged in claim construction activities, including the deposition of the patent-in-suit’s named inventor and the inspection records relating to the alleged commercial embodiment of Gemalto’s patent. During May 2017, the Company filed an Inter Partes Review petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board, seeking re-examination of Gemalto’s asserted patent.  The PTAB has not yet ruled on the Company’s petition.

With respect to both cases, the Company believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend these suits vigorously.  While a risk of loss is reasonably possible, given the current stage of these matters, as well as the aforementioned defenses, counterclaims and indemnity rights, the range of potential loss is not estimable and no accrual has been recognized as of March 31, 2017 and December 31, 2016.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business.  The Company believes that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

11. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

 During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company has reserved 4,000,000 shares of common stock for issuance under the Omnibus Plan.  As of March 31, 2017, there were 1,460,029 shares available for grant under the Omnibus Plan.

During the three months ended March 31, 2017, the Company granted awards of non-qualified stock options under the Omnibus Plan for 785,370 shares of common stock.  The stock option awards were granted at various times during the quarter.  All stock option grants have a 10-year term, and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date.   As of March 31, 2017, there are no exercisable options outstanding under the Omnibus Plan.

Outstanding stock options under the Omnibus Plan are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2016	1,437,508	$8.62
Granted	785,370	4.31
Forfeited	(7,000)	10.00
Outstanding as of March 31, 2017	2,215,878	$7.06	9.14

Unvested options as of March 31, 2017 will vest as follows:

2017	377,305
2018	744,389
2019	715,109
2020	366,938
2021	12,137
Total unvested options as of March 31, 2017	2,215,878

The fair value of the stock option awards was determined using a Black-Scholes option-pricing model with the following average assumptions:

Three Months
Ended
March
31, 2017
Expected term in years	6.0
Volatility	33.7%
Risk-free interest rate	2.1%
Dividend yield	4.1%

During the three months ended March 31, 2017, the Company granted awards of restricted stock units for 114,446 shares of common stock. The restricted stock units contain conditions associated with continued employment or service, and a majority will vest three years from the date of grant.  On the vesting date, shares of common stock will be issued to the award recipients.

The following table summarizes the changes in the number of outstanding restricted stock units for the three month period ended March 31, 2017:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2016	270,466	$7.13
Granted	114,446	4.32
Vested	(198,149)	7.91
Forfeited	—
Outstanding as of March 31, 2017	186,763	$4.59

During the three months ended March 31, 2017, the Company granted awards of 932,837 cash performance units with a grant date fair value of $663. These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units are based on the performance of the Company’s stock price, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The cash performance units were valued using a Monte Carlo simulation.  The Monte Carlo model used the following valuation assumptions based on the 3-year term of the awards: leverage adjusted peer volatility of 48%, risk free rate of 1.5%, and a dividend yield of 4.0%.  The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and remeasured to fair value at the end of each reporting period.  As of March 31, 2017, the amount of liability recorded for cash performance units was not material.

The following table summarizes the changes in the number of outstanding cash performance units for the three month period ended March 31, 2017:

		Weighted-Average
	Units	Grant Date Fair Value

Outstanding as of December 31, 2016	—	$—
Granted	932,837	0.71
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2017	932,837	$0.71

Compensation expense for the Omnibus Plan for the three months ended March 31, 2017 and March 31, 2016 was $689 and $422, respectively.  As of March 31, 2017, the total unrecognized compensation expense related to unvested options, restricted stock units, and cash performance unit awards under the Omnibus Plan was $3,824, which the Company expects to recognize over an estimated weighted average period of 1.9 years.

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

As a result of the Company’s adoption of the Omnibus Plan, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of March 31, 2017.

The following table summarizes the changes in the number of outstanding stock options under the Option Plan for the three-month period ended March 31, 2017:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Term
	Options	Exercise Price	(in Years)

Outstanding and Exercisable as of December 31, 2016	216,334	$0.0004
Granted	—	—
Exercised	(106,334)	0.0003
Forfeited	—	—
Outstanding and Exercisable as of March 31, 2017	110,000	$0.0004	5.17

There was no compensation expense related to options previously granted under the Option Plan for the three months ended March 31, 2017, as all options were fully vested.  The aggregate intrinsic value of stock option awards outstanding and exercisable under the Option Plan as of March 31, 2017 was $462.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 191,664 restricted shares of common stock to executives with a weighted-average grant date fair value of $9.48 per share.  The awards contain conditions associated with continued employment or service.  The terms of the unvested restricted shares of common stock provide voting and regular dividend rights to the holders, and accordingly are included in weighted-average shares outstanding in the Company’s basic earnings per share calculation.  See Note 9, “(Loss) Earnings per Share”.  As of March 31, 2017, 94,864 restricted shares of common stock were outstanding, which vest over a three-year period from the grant date.  The executive holding the remaining restricted shares changed employment status to a consultant during the first quarter of 2017.  Accordingly, the Company remeasured the awards and reduced stock-based compensation expense by $143 during the three months ended March 31, 2017.  Compensation expense for the three month period ended March 31, 2016 was $323.

12. Segment Reporting

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

EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate segment operating performance. As the Company uses the term, EBITDA is defined as income before interest expense, income taxes, depreciation and amortization. The Company’s chief operating decision maker believes EBITDA is a meaningful measure and is superior to available GAAP measures as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company’s chief operating decision maker uses EBITDA to perform periodic reviews and comparison of operating trends and identify strategies to improve the allocation of resources amongst segments.

As of March 31, 2017, the Company’s reportable segments are as follows:

•	U.S. Debit and Credit;
•	U.S. Prepaid Debit; and
•	U.K. Limited.

The “Other” category includes the Company’s corporate headquarters and less significant operating segments that derive their revenue from the production of Financial Payment Cards and retail gift cards in Canada.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three months ended March 31, 2017 and 2016 were as follows:

	Revenue
	Three Months Ended March 31,
	2017	2016
U.S. Debit and Credit	$39,508	$65,091
U.S. Prepaid Debit	9,784	12,341
U.K. Limited	5,587	6,232
Other	2,503	3,142
Intersegment eliminations	(1,374)	(413)
Total:	$56,008	$86,393

	EBITDA
	Three Months Ended March 31,
	2017	2016
U.S. Debit and Credit	$7,630	$18,922
U.S. Prepaid Debit	1,785	3,267
U.K. Limited	325	219
Other	(6,942)	(4,734)
Total:	$2,798	$17,674

The following table provides a reconciliation of total segment EBITDA to net (loss) income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Total segment EBITDA from continuing operations	$2,798	$17,674
Interest, net	(5,062)	(5,033)
Income tax benefit (expense)	2,291	(2,814)
Depreciation and amortization	(4,533)	(4,113)
Net (loss) income	$(4,506)	$5,714

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016

U.S. Debit and Credit	$197,756	$205,417
U.S. Prepaid Debit	24,638	23,509
U.K. Limited	28,431	26,060
Other	10,979	9,434
Total assets:	$261,804	$264,420

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016

U.S.	$2,275	$2,402
Canada	72	114
Total North America	2,347	2,516
U.K.	961	624
Total plant, equipment and leasehold improvement additions	$3,308	$3,140

Net Sales to Geographic Locations

Net sales to the Company’s geographic locations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016

U.S.	$47,811	$74,436
Canada	2,028	3,999
Total North America	49,839	78,435
U.K.	3,955	6,605
Other (a)	2,214	1,353
Total net sales	$56,008	$86,393

(a)	Amounts in Other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016

U.S.	$155,798	$157,773
Canada	2,903	2,899
Total North America:	158,701	160,672
U.K.	11,995	11,091
Total long-lived assets	$170,696	$171,763

Net Sales by Product and Services

Net sales from products and services sold by the Company for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016

Product net sales (a)	$29,764	$54,958
Services net sales (b)	26,244	31,435
Total net sales:	$56,008	$86,393

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

13.  Subsequent Events

On May 3, 2017, the Board of Directors approved a dividend of $0.045 per share. This dividend is payable on July 7, 2017, to stockholders of record as of the close of business on June 16, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue”, “project”, “plan”, “foresee”, and other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to: material breaches in the security of our systems; market acceptance of developing technologies that make Financial Payment Cards less relevant; a slower or less widespread adoption of EMV and dual-interface EMV technology than we anticipate; difficulties in production quality and process; defects in our software; our failure to operate our business in accordance with the PCI security standards or other industry standards such as Payment Card Brand certification standards; failure to accurately predict demand for our products and services; extension of card expiration cycles; a decline in U.S. and global market and economic conditions; failure to identify, attract and retain new customers or a failure to maintain our relationships with our major customers; potential imposition of tariffs and/or trade restrictions on goods imported into the United States; our substantial indebtedness; infringement on our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; failure to meet our customers’ demands in a timely manner; competition and/or price erosion in the payment card industry; our dependence on licensing arrangements; inability to renew leases for our facilities; interruptions in our IT systems or production capabilities; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; non-compliance with, and changes in, laws in foreign jurisdictions in which we operate and sell our products; challenges related to our acquisition strategy; our dependence on specialized equipment from third party suppliers; and other risks and other risk factors or uncertainties identified from time to time in our filings with the SEC. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 2, 2017. CPI Card Group Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of comprehensive Financial Payment Card solutions in the United States. We define Financial Payment Cards as credit, debit and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express and Discover) and Interac (in Canada). We have established a leading position in the Financial Payment Card market through more than 20 years of experience and are focused primarily on this growing subsector of the financial technology market.  Our customers are primarily leading national and regional banks, independent community banks, credit unions, managers of prepaid debit card programs, Group Service Providers (organizations that assist small issuers with managing their credit and debit card programs) and card processors. We serve a diverse set of direct and indirect customers, including many of the largest issuers of debit and credit cards in the United States and Canada, and largest U.S. prepaid debit card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

We serve our customers through a network of ten production and card services facilities, including eight high-security facilities in the United States and Canada that are each certified by one or more of the Payment Card Brands and

Interac (in Canada) and, where required by our customers, certified to be in compliance with the Payment Card Industry Security Standards Council.

In addition to our eight facilities in the United States and Canada, we have two facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, and provide personalization, packaging and fulfillment services. These facilities are not certified by the Payment Card Brands or to be in compliance with the standards of the PCI Security Standards Council, but are certified to be in compliance with International Organization for Standardization (“ISO”) 27001 standards.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(dollars in thousands)
Net sales:
Products	$29,764	$54,958
Services	26,244	31,435
Total net sales	56,008	86,393
Cost of sales	39,913	56,701
Gross profit	16,095	29,692
Operating expenses	17,904	16,027
(Loss) income from operations	(1,809)	13,665
Other expense, net:
Interest, net	(5,062)	(5,033)
Foreign exchange gain (loss)	73	(102)
Other income, net	1	(2)
(Loss) income before taxes	(6,797)	8,528
Income tax benefit (expense)	2,291	(2,814)
Net (loss) income	$(4,506)	$5,714

Segment Discussion

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

Net Sales

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$39,508	$65,091	$(25,583)	(39.3)%
U.S. Prepaid Debit	9,784	12,341	(2,557)	(20.7)%
U.K. Limited	5,587	6,232	(645)	(10.3)%
Other	2,503	3,142	(639)	(20.3)%
Eliminations	(1,374)	(413)	(961)	* %
Total	$56,008	$86,393	$(30,385)	(35.2)%

* Not meaningful

Net sales for the three months ended March 31, 2017 decreased $30.4 million, or 35.2%, to $56.0 million compared to $86.4 million for the three months ended March 31, 2016. The decrease in net sales was due to a 39.3% decrease in U.S. Debit and Credit, a 20.7% decrease in U.S. Prepaid Debit, a 10.3% decrease in U.K. Limited and a 20.3% decrease in Other.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended March 31, 2017 decreased $25.6 million, or 39.3%, to $39.5 million compared to $65.1 million for the three months ended March 31, 2016. The decrease in net sales was primarily due to a $23.5 million decrease in EMV related revenue and a $2.7 million decrease in card personalization and fulfillment, partially offset by an increase in other non-EMV card and other sales.

The decrease in EMV revenue is the result of continued softness in demand for EMV cards, particularly with large issuer and processor customers.  For the three months ended March 31, 2017, we sold 18.3 million EMV cards at an average selling price (“ASP”) of $0.84, compared to 41.4 million EMV cards at an ASP of $0.94 for the three months ended March 31, 2016.  The decrease in ASP for EMV cards during the three months ended March 31, 2017 compared to March 31, 2016 is primarily due to customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended March 31, 2017 decreased $2.6 million, or 20.7%, to $9.8 million compared to $12.3 million for the three months ended March 31, 2016. The decline was driven primarily by decreased sales activity associated with a delay in the roll out of a packaging design refresh related to one of our larger customers.

U.K. Limited:

Net sales for U.K. Limited for the three months ended March 31, 2017 decreased $0.6 million, or 10.3%, to $5.6 million compared to $6.2 million for the three months ended March 31, 2016.  Increased sales activity related to card manufacturing, personalization and fulfillment was more than offset by the impact of foreign currency translation, resulting in an overall decrease in net sales during the quarter.   Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a $0.9 million reduction of net sales in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other:

Net sales in Other decreased $0.6 million, or 20.3%, to $2.5 million during the three months ended March 31, 2017 compared to $3.1 million in the three months ended March 31, 2016. Net sales in Canada were lower during the three months ended March 31, 2017, primarily as a result of one of our largest customers refreshing its card designs during the prior year, resulting in higher than usual net sales during the three months ended March 31, 2016.

Cost of Sales

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$27,665	$41,931	$(14,266)	(34.0)%
U.S. Prepaid Debit	7,576	8,265	(689)	(8.3)%
U.K. Limited	4,138	4,623	(485)	(10.5)%
Other	1,930	2,317	(387)	(16.7)%
Eliminations	(1,396)	(435)	(961)	* %
Total	$39,913	$56,701	$(16,788)	(29.6)%

* Not meaningful

Cost of sales for the three months ended March 31, 2017 decreased $16.8 million, or 29.6%, to $39.9 million compared to $56.7 million for the three months ended March 31, 2016. The decrease in cost of sales was driven primarily by a 34.0% decrease in U.S. Debit and Credit, an 8.3% decrease in in U.S. Prepaid Debit, a 10.5% decrease in U.K. Limited and a 16.7% decrease in Other.

U.S. Debit and Credit:

Cost of sales for U.S. Debit and Credit for the three months ended March 31, 2017 decreased $14.3 million, or 34.0%, to $27.7 million compared to $41.9 million for the three months ended March 31, 2016.  The decrease was driven by lower EMV chip card sales volumes resulting in lower corresponding manufacturing costs.  Lower per unit EMV chip prices and decreases in card personalization and fulfillment sales also contributed to the decrease in cost of sales in the quarter.

U.S. Prepaid Debit:

Cost of sales for U.S. Prepaid Debit for the three months ended March 31, 2017 decreased $0.7 million, or 8.3%, to $7.6 million compared to $8.3 million for the three months ended March 31, 2016.  The decrease was primarily a result of the decreased sales volumes discussed above.  In addition, overhead costs as a percent of net sales were higher during the three months ended March 31, 2017, partially due to increased costs to ramp up Print on Demand Services capabilities.

U.K. Limited:

Cost of sales for U.K. Limited for the three months ended March 31, 2017 decreased $0.5 million, or 10.5%, to $4.1 million compared to $4.6 million for the three months ended March 31, 2016, primarily due to foreign currency exchange rate fluctuations and lower overhead costs, partially offset by higher material and labor costs in conjunction with the increased sales activity discussed above.  Fluctuations in exchange rates between the United States dollar and the British Pound resulted in a $0.6 million reduction of cost of sales in the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Other:

Cost of sales in Other decreased $0.4 million, or 16.7%, to $1.9 million during the three months ended March 31, 2017 compared to $2.3 million in the three months ended March 31, 2016, primarily due to lower materials and labor costs related to the decreased net sales described above.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
		% of 2017		% of 2016
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$11,843	30.0%	$23,160	35.6%	$(11,317)	(48.9)%
U.S. Prepaid Debit	2,208	22.6%	4,076	33.0%	(1,868)	(45.8)%
U.K. Limited	1,449	25.9%	1,609	25.8%	(160)	(9.9)%
Other	595	23.8%	847	27.0%	(252)	(29.8)%
Total	$16,095	28.7%	$29,692	34.4%	$(13,597)	(45.8)%

Gross profit for the three months ended March 31, 2017 decreased $13.6 million, or 45.8%, to $16.1 million compared to $29.7 million for the three months ended March 31, 2016. Gross profit margin for the three months ended March 31, 2017 decreased to 28.7% compared to 34.4% for the three months ended March 31, 2016.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended March 31, 2017 decreased $11.3 million, or 48.9%, to $11.8 million compared to $23.2 million during the three months ended March 31, 2016. The decrease in gross profit for U.S. Debit and Credit was driven primarily by the reduction in net sales. Gross profit margin for U.S. Debit and Credit for the three months ended March 31, 2017 decreased to 30.0% compared to 35.6% for the same period in the prior year due to lower overhead cost absorption attributed to reduced volumes.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended March 31, 2017 decreased 45.8% to $2.2 million compared to $4.1 million for the three months ended March 31, 2016 attributed to the lower sales activity and increased costs to ramp up Print on Demand Services capabilities, as discussed above.  Gross profit margin for U.S. Prepaid Debit for the three months ended March 31, 2017 decreased to 22.6% compared to 33.0% due to lower overhead cost absorption attributed to reduced volumes.

U.K. Limited:

Gross profit for U.K. Limited decreased 9.9% in the three months ended March 31, 2017 to $1.4 million compared to $1.6 million for the three months ended March 31, 2016, primarily due to foreign currency exchange rate fluctuations of $0.2 million. Gross profit margin for U.K. Limited was 25.9% during the three months ended March, 2017, consistent with the gross profit margin of 25.8% during the three months ended March 31, 2016.

Other:

Other gross profit during the three months ended March 31, 2017 was $0.6 million compared to $0.8 million during the same period in 2016.  The decrease is primarily due to decreased sales during the three months ended March 31, 2017 compared to the same period in 2016.

Operating Expenses

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$6,437	$6,096	$341	5.6%
U.S. Prepaid Debit	1,161	1,388	(227)	(16.4)%
U.K. Limited	1,334	1,519	(185)	(12.2)%
Other	8,972	7,024	1,948	27.7%
Total	$17,904	$16,027	$1,877	11.7%

Operating expenses for the three months ended March 31, 2017 increased $1.9 million, or 11.7%, to $17.9 million compared to $16.0 million for the three months ended March 31, 2016. The increase in operating expenses was driven primarily by a 27.7% increase in Other and a 5.6% increase in U.S. Debit and Credit, partially offset by a 16.4% decrease in U.S. Prepaid Debit, and a 12.2% decrease in U.K. Limited.

U.S. Debit and Credit operating expenses increased $0.3 million, or 5.6%, driven by increased salaries and benefits in the card personalization business.

U.S. Prepaid Debit operating expenses decreased $0.2 million, or 16.4%, primarily driven by cost reductions in sales and administrative salaries.

U.K. Limited operating expenses decreased $0.2 million, or 12.2%, due to foreign currency exchange rate fluctuations.

The $1.9 million increase in Other operating expenses was primarily due to increased legal costs of $0.8 million, including $0.6 million in patent and shareholder litigation and related charges, a $0.8 million net increase in corporate salaries and benefits costs, and increased facilities and insurance costs incurred during the three months ended March 31, 2017.

(Loss) Income from Operations and Operating Margin

	Three Months Ended March 31,
		% of 2017		% of 2016
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
(Loss) income from operations by segment:
U.S. Debit and Credit	$5,406	13.7%	$17,064	26.2%	$(11,658)	(68.3)%
U.S. Prepaid Debit	1,047	10.7%	2,688	21.8%	(1,641)	(61.0)%
U.K. Limited	115	2.1%	90	1.4%	25	27.8%
Other	(8,377)	* %	(6,177)	* %	(2,200)	* %
Total	$(1,809)	(3.2)%	$13,665	15.8%	$(15,474)	(113.2)%

* Not meaningful

During the three months ended March 31, 2017 there was a loss from operations of $1.8 million, resulting in an operating loss margin of (3.2)%, compared to income from operations for the three months ended March 31, 2016 of $13.7 million, representing an operating income margin of 15.8%.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended March 31, 2017 decreased $11.7 million, or 68.3%, to $5.4 million compared to $17.1 million for the three months ended March 31, 2016. Operating margins for the three months ended March 31, 2017 decreased to 13.7% compared to 26.2% for the three months ended March 31, 2016 due primarily to the lower sales volumes, and the lower overhead cost absorption from the sales volume decline discussed above.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended March 31, 2017 decreased 61.0% to $1.0 million compared to $2.7 million for the three months ended March 31, 2016. Operating  margins for the three months ended March 31, 2017 decreased to 10.7% compared to 21.8% for the three months ended March 31, 2016, due primarily to the lower sales volumes, increased costs to ramp up Print on Demand Services capabilities, and the lower overhead cost absorption from the decline in sales discussed above.

U.K. Limited:

Income from operations for U.K. Limited for the three months ended March 31, 2017 was $0.1 million during both the three months ended March 31, 2017 and 2016.

Other:

The loss from operations in Other was $8.4 million in the three months ended March 31, 2017 compared to $6.2 million in the three months ended March 31, 2016.  The increased loss was primarily attributable to the higher corporate expenses discussed above.

Interest, net:

Interest expense for the three months ended March 31, 2017 increased to $5.1 million compared to $5.0 million for the three months ended March 31, 2016. The additional interest expense resulting from the increase in the interest rate on the First Lien Term Loan during the three months ended March 31, 2017 was partially offset by lower interest expense associated with the Sellers’ Note, which was repaid during September 2016.

Income tax (benefit) expense:

During the three months ended March 31, 2017, there was an income tax benefit of $2.3 million on pre-tax losses of $6.8 million, representing an effective income tax rate of 33.7%, compared with an income tax expense of $2.8 million on pre-tax income of $8.5 million for the three months ended March 31, 2016, representing an effective income tax rate of 33.0%.  Our effective tax rate differs in the current year period primarily due to the impact of state and foreign income taxes.

Net (loss) income:

During the three months ended March 31, 2017, net loss was $4.5 million, compared to net income of $5.7 million during the three months ended March 31, 2016 primarily due to the lower net sales, gross profit and higher operating expenses described above.

Liquidity and Capital Resources

As of March 31, 2017, we had $25.9 million of cash and cash equivalents. Of this amount, $8.9 million was held in accounts outside of the United States.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, and return capital to shareholders through dividends and share repurchases while maintaining strong liquidity will depend upon our ability to continue to generate excess operating cash flows through our operating subsidiaries.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, dividend payments, lease obligations and working capital needs.

At March 31, 2017, there was $312.5 million outstanding under the First Lien Term Loan, and we had an undrawn $40.0 million Revolving Credit Facility, of which $20.0 million is available for borrowing.  Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement.  The First Lien Term Loan and Revolving Credit Facility (collectively, “First Lien Credit Facility”) mature on August 17, 2022 and August 17, 2020, respectively.

Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate plus a margin of 4.5% or a base  rate plus a margin of 3.5%.  As of March 31, 2017, the interest rate on our First Lien Term Loan was 5.83%.

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions. We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement.  As of March 31, 2017, we were in compliance with all covenants under the First Lien Credit Facility.

We had  a subordinated, unsecured promissory note for $9.0 million with certain sellers of EFT Source which we fully repaid when it became due on September 2, 2016.

During the year ended December 31, 2016, the Board of Directors approved a stock repurchase program authorizing repurchases of the Company’s common stock up to $20.0 million, limited to a maximum of 2,827,105 shares, prior to May 11, 2017.  There were no shares repurchased under this plan during the three months ended March 31, 2017.  At March 31, 2017, up to $14.0 million remained available under the share repurchase authorization, up to a maximum of 1,387,683 shares. Our Board of Directors may, in its sole discretion, change the amount or frequency of stock repurchases, or discontinue stock repurchases entirely.

On March 1, 2017, our Board of Directors approved a dividend of $0.045 per share.  This dividend was paid on April 7, 2017 to stockholders of record as of the close of business on March 17, 2017. The accrued dividend of $2.5 million is reflected in “Accrued expenses” in our Condensed Consolidated Balance Sheet as of March 31, 2017. On May 3, 2017, our Board of Directors approved a dividend of $0.045 per share, payable on July 7, 2017 to stockholders of record as of the close of business on June 16, 2017.  Our current quarterly cash dividend rate is $0.045 per share, or $0.18 per share on an annualized basis. The declaration and payment of any future dividends will be subject to the discretion of the Board of Directors, who will evaluate the Company’s dividend program from time to time based on factors it deems relevant.

Operating Activities

Cash used in operating activities for the three ended March 31, 2017 was $5.0 million and was primarily due to the net operating loss of $4.5 million and a net decrease in cash flows from working capital.

Cash provided by operating activities during the three months ended March 31, 2016 was $16.8 million and was driven primarily by net operating income of $5.7 million and a net decrease in cash flows from working capital, particularly from a decrease in accounts receivable.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2017 and 2016 was $3.3 million and $3.8 million, respectively.  Cash used in investing activities during both periods was related to capital expenditures.

Financing Activities

During the three months ended March 31, 2017, cash used in financing activities was $2.9 million, related to dividend payments of $2.5 million and $0.3 million of taxes withheld and paid on stock-based compensation awards.

Cash provided by financing activities during the three months ended March 31, 2016 was $0.2 million, due to excess tax benefits associated with stock option exercises.

As of January 1, 2017, we adopted FASB ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for employee share based payment transactions, including classification in the statement of cash flows.  See Note 1, “Business Overview” in Part I, Item I in this Quarterly Report on Form 10-Q.

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2016, for which there were no material changes as of March 31, 2017, included:

•	Revenue Recognition;
•	Multiple-Element Arrangements;
•	Impairment Assessments of Goodwill and Long-Lived Assets;
•	Inventory Valuation;
•	Stock-Based Compensation; and
•	Income Taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2017, there have been no material changes in market risk for key input prices, labor and benefits costs, interest rate risk, foreign currency exchange rates, or pricing from those included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

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

PART II – Other Information

Item 1. Legal Proceedings

CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI shareholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc., in the United States District Court for the Southern District of New York against CPI and certain of its officers and directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 IPO. The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933 (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

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

 Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case. This suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015.  The now-stayed complaint alleges that the Company infringes a Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard.  Gemalto’s patent expired in March 2017.  The Company successfully moved to transfer the lawsuit to the District of Colorado.  On January 28, 2016, the Company answered the complaint and filed counterclaims that the asserted patent is invalid and unenforceable, and that Gemalto’s lawsuit is a “sham” intended to interfere with the Company’s IPO and business relationships.  Gemalto answered the Company’s counterclaims on February 5, 2016.  On March 8, 2016, Gemalto provided specific infringement contentions, which—contrary to the complaint’s claim that all EMV-compliant products infringed upon Gemalto’s patent—only named CPI products that incorporate microchips supplied by two specific vendors.

On May 31, 2016, the Company filed an Inter Partes Review petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”), seeking re-examination of Gemalto’s asserted patent. In light of the Company’s petition, on July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims. The petition was granted as to all of the independent claims of Gemalto’s patent on November 9, 2016.  The PTAB also granted the Company’s petition as to certain dependent claims, which are claims that rely upon and incorporate an independent claim. The district court litigation remains stayed.

Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleges that the Company infringes a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. Gemalto alleges that its patent will expire in 2019.  Gemalto provided initial infringement contentions to the Company on July 29, 2016, and amended its contentions on October 13, 2016. The parties are presently engaged in claim construction activities, including the deposition of the patent-in-suit’s named inventor and the inspection records relating to the alleged commercial embodiment of Gemalto’s patent. During May 2017, the Company filed an Inter Partes Review petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board, seeking re-examination of Gemalto’s asserted patent.  The PTAB has not yet ruled on the Company’s petition.

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

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

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

There was no stock repurchase activity during the three months ended March 31, 2017.  As of March 31, 2017, the total number of shares purchased as part of the publicly announced program was 1,439,422.  The approximate dollar value of shares that may yet be purchased under the program was $14.0 million, limited to an additional repurchase of 1,387,683 common shares.

Item 6. Exhibits

Exhibit Number	Description
10.1	Form of Cash Performance Unit Award Agreement under the CPI Card Group Inc.Omnibus Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

/s/ Lillian Etzkorn
Lillian Etzkorn
Chief Financial Officer

May 4, 2017

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Cash Performance Unit Award Agreement under the CPI Card Group Inc.Omnibus Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.