Form 10-Q
period 2017-06-30
CPI Card Group Inc.
filed 2017-08-03
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017.

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

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of July 24, 2017: 55,614,158

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,931	$36,955
Accounts receivable, net of allowances of $50 and $126, respectively	37,269	31,492
Inventories	22,087	19,369
Prepaid expenses and other current assets	4,846	4,601
Income taxes receivable	3,697	—
Total current assets	85,830	92,417
Plant, equipment and leasehold improvements, net	53,190	53,419
Intangible assets, net	43,980	46,348
Goodwill	72,377	71,996
Other assets	157	240
Total assets	$255,534	$264,420
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$15,203	$10,996
Accrued expenses	15,413	17,487
Income taxes payable	—	64
Deferred revenue and customer deposits	5,294	6,729
Total current liabilities	35,910	35,276
Long-term debt	302,897	301,922
Deferred income taxes	20,834	21,261
Other long-term liabilities	1,655	1,234
Total liabilities	361,296	359,693
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 55,614,158 and 55,359,251 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	56	55
Capital deficiency	(114,168)	(114,881)
Accumulated earnings	13,978	25,968
Accumulated other comprehensive loss	(5,628)	(6,415)
Total stockholders’ deficit	(105,762)	(95,273)
Total liabilities and stockholders’ deficit	$255,534	$264,420

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
Products	$33,825	$40,095	$63,588	$95,053
Services	32,021	33,630	58,266	65,065
Total net sales	65,846	73,725	121,854	160,118
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	24,106	27,312	43,795	63,665
Services (exclusive of depreciation and amortization shown below)	19,612	21,063	37,053	38,827
Depreciation and amortization	2,842	2,643	5,627	5,227
Total cost of sales	46,560	51,018	86,475	107,719
Gross profit	19,286	22,707	35,379	52,399
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	15,556	16,633	31,712	31,131
Depreciation and amortization	1,761	1,544	3,509	3,073
Total operating expenses	17,317	18,177	35,221	34,204
Income from operations	1,969	4,530	158	18,195
Other expense, net:
Interest, net	(5,163)	(5,068)	(10,225)	(10,101)
Foreign currency gain (loss)	181	34	255	(68)
Other income, net	5	15	5	13
Total other expense, net	(4,977)	(5,019)	(9,965)	(10,156)
(Loss) income before income taxes	(3,008)	(489)	(9,807)	8,039
Income tax benefit (expense)	847	161	3,139	(2,653)
Net (loss) income	$(2,161)	$(328)	$(6,668)	$5,386

Basic and diluted (loss) earnings per share:	$(0.04)	$(0.01)	$(0.12)	$0.10
Weighted-average shares outstanding:
Basic	55,612,366	56,201,811	55,518,462	56,371,964
Diluted	55,612,366	56,201,811	55,518,462	56,583,978

Dividends declared per common share	$0.045	$0.045	$0.09	$0.09

Comprehensive (loss) income
Net (loss) income	$(2,161)	$(328)	$(6,668)	$5,386
Currency translation adjustment	586	(1,032)	787	(949)
Total comprehensive (loss) income	$(1,575)	$(1,360)	$(5,881)	$4,437

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net (loss) income	$(6,668)	$5,386
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	9,136	8,300
Stock-based compensation expense	860	1,851
Amortization of debt issuance costs and debt discount	975	957
Excess tax benefits from stock-based compensation	—	(416)
Deferred income taxes	(540)	(28)
Other, net	94	68
Changes in operating assets and liabilities:
Accounts receivable	(5,457)	15,863
Inventories	(2,453)	2,049
Prepaid expenses and other assets	(139)	(543)
Income taxes	(3,753)	1,711
Accounts payable	3,320	(3,622)
Accrued expenses	(2,272)	1,819
Deferred revenue and customer deposits	(1,765)	(148)
Other liabilities	400	(80)
Cash (used in) provided by operating activities	(8,262)	33,167
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(5,783)	(7,009)
Cash used in investing activities	(5,783)	(7,009)
Financing activities
Common stock repurchased	—	(6,008)
Dividends paid on common stock	(5,026)	(2,544)
Taxes withheld and paid on stock-based compensation awards	(339)	—
Excess tax benefits from stock-based compensation	—	416
Cash used in financing activities	(5,365)	(8,136)
Effect of exchange rates on cash	386	(133)
Net (decrease) increase in cash and cash equivalents:	(19,024)	17,889
Cash and cash equivalents, beginning of period	36,955	13,606
Cash and cash equivalents, end of period	$17,931	$31,495
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,096	$6,256
Income taxes, net payments	$1,156	$958

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are measured at the lower of cost or net realizable value (determined on the first-in, first-out or specific identification basis) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-11, Inventory—Simplifying the Measurement of Inventory, which the Company adopted on January 1, 2017. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this standard did not impact the Company’s financial position, results of operations or cash flows during either the three or six months ended June 30, 2017.

Stock-based Compensation

The Company accounts for stock-based compensation pursuant to Accounting Standards Codification (“ASC”) Topic 718, Share-Based Payments. All stock-based compensation to employees is required to be measured at fair value and expensed, net of forfeitures, over the requisite service period. The Company recognizes compensation expense on awards on a straight-line basis over the vesting period for each tranche of an award. Refer to Note 11 “Stock Based Compensation” for additional discussion regarding details of the Company's stock-based compensation plans.

As a result of the Company’s adoption of ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”)  as of January 1, 2017, the Company accounts for forfeitures when they occur.  In addition, excess tax benefits and deficiencies in connection with the Company’s stock-based compensation plans are recorded in “Income tax benefit” in the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

Recently Issued Accounting Pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers, in May 2014, as amended by ASU 2016-12 Narrow-scope Improvements and Practical Expedients, in May 2016. ASU 2014-09, as amended, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. The Company plans to implement the provisions of ASU 2014-09, as amended, as of January 1, 2018 using the cumulative effect transition method, with the cumulative effect of initial adoption recognized at the date of initial application.  The Company is currently assessing the impact that the future adoption of ASU 2014-09, as amended, may have on its condensed consolidated financial statements by analyzing its current portfolio of customer contracts, including a review of historical accounting policies and practices to identify potential differences in applying the new guidance. This assessment includes an evaluation of whether certain performance obligations will be recognized over time as opposed to a point in time, and the required changes to the Company’s business and accounting processes and its internal controls to support recognition and disclosures under the new standard.

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

2. Inventories

Inventories are summarized below:

	June 30, 2017	December 31, 2016

Raw materials	$7,045	$8,206
Work-in-process	8,294	6,340
Finished goods	6,748	4,823
	$22,087	$19,369

3. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	June 30, 2017	December 31, 2016

Buildings	$2,264	$2,077
Machinery and equipment	62,453	59,464
Furniture, fixtures and computer equipment	7,253	6,634
Leasehold improvements	19,466	18,655
Construction in progress	3,513	1,136
	94,949	87,966
Less accumulated depreciation and amortization	(41,759)	(34,547)
	$53,190	$53,419

Amounts recorded for the depreciation of plant, equipment and leasehold improvements was $3,375 and $3,053 for the three months ended June 30, 2017 and 2016, respectively, and $6,685 and $6,026 for the six months ended June 30, 2017 and 2016, respectively.

4. Goodwill and Other Intangible Assets

The Company’s goodwill by reportable segment at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
U.S. Debit and Credit	$64,330	$64,330
U.K. Limited	6,227	5,908
Other	1,820	1,758
	$72,377	$71,996

The change in goodwill from December 31, 2016 to June 30, 2017 was a result of foreign currency translation adjustments.

Intangible assets consist of customer relationships, technology and software, non-compete agreements and trademarks. The changes in the cost basis of the intangibles from December 31, 2016 to June 30, 2017 are related to foreign currency translation adjustments. Intangible amortization expense was $1,228 and $1,134 for the three months ended June 30, 2017 and 2016, respectively, and $2,451 and $2,274 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017 and December 31, 2016, intangible assets, excluding goodwill, were comprised of the following:

				June 30, 2017			December 31, 2016
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$59,180	$(22,837)	$36,343	$58,994	$(20,972)	$38,022
Technology and software	7	to	10	7,100	(2,631)	4,469	7,101	(2,167)	4,934
Non-compete agreements	5	to	8	491	(360)	131	491	(331)	160
Trademarks	7.5	to	10	3,329	(292)	3,037	3,330	(98)	3,232
Intangible assets subject to amortization				$70,100	$(26,120)	$43,980	$69,916	$(23,568)	$46,348

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of June 30, 2017 is as follows:

2017 (remaining 6 months)	$2,452
2018	4,905
2019	4,885
2020	4,845
2021	4,575
Thereafter	22,318
$43,980

5. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, the Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

    Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

    Level 2— Observable inputs other than Level 1 prices such as quoted prices in active markets for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.

    Level 3— Valuations based on unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets are as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at June 30, 2017
	June 30,	June 30,	(Using Fair Value Hierarchy)
	2017	2017	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$289,063	$—	$289,063	$—

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2016
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2016	2016	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$290,625	$—	$290,625	$—

The aggregate fair value of the Company’s First Lien Term Loan was based on bank quotes.

The carrying amounts for cash and cash equivalents approximate fair value due to their short maturities.

6. Long-Term Debt and Credit Facility

As of June 30, 2017 and December 31, 2016, long-term debt and credit facilities consist of the following:

	Interest	June 30,	December 31,
	Rate (1)	2017	2016
First lien term loan facility (1)	5.83%	$312,500	$312,500
Unamortized discount		(3,458)	(3,795)
Unamortized deferred financing costs		(6,145)	(6,783)
Long-term debt		$302,897	$301,922

(1)   Interest rate at June 30, 2017.  Interest rate at December 31, 2016 was 5.50%.

First Lien Credit Facility

On August 17, 2015, the Company entered into a first lien credit facility (the “First Lien Credit Facility”) with a syndicate of lenders providing for a $435,000 first lien term loan (the “First Lien Term Loan”) and a $40,000 revolving credit facility (the “Revolving Credit Facility”). The First Lien Term Loan and the Revolving Credit Facility have maturity dates of August 17, 2022 and August 17, 2020, respectively.

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times trailing twelve month Adjusted EBITDA, as defined in the agreement. As of June 30, 2017, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.  As of June 30, 2017, the Company does not expect to have a required excess cash flow payment related to 2017.

As of June 30, 2017, the Company did not have any outstanding amounts under the Revolving Credit Facility, and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of June 30, 2017 and December 31, 2016, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines.

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

7. Income Taxes

During the three months ended June 30, 2017, the Company recognized an income tax benefit of $847 on a pre-tax loss of $3,008, representing an effective income tax rate of 28.2%, compared to an income tax benefit of $161 on a pre-tax loss of $489, representing an effective tax rate of 32.9% during the three months ended June 30, 2016.

During the six months ended June 30, 2017, the Company recognized an income tax benefit of $3,139 on a pre-tax loss of $9,807, representing an effective income tax rate of 32.0%, compared to an income tax expense of $2,653 on pre-tax income of $8,039, representing an effective tax rate of 33.0% during the six months ended June 30, 2016.

The effective tax rates differ from the federal U.S. statutory rate primarily due to a benefit from permanent deductions related to credits for domestic production activities and the impact of state and foreign income taxes.  In addition, as a result of the January 1, 2017 adoption of ASU 2016-09, excess tax benefits and deficiencies in connection with the Company’s stock-based compensation plans are recorded to income tax benefit and impact the effective tax rate.

The Company’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities.  During March 2017, the Company was notified that the Internal Revenue Service ("IRS") would examine its 2014 United States federal income tax return. The Company has provided information requested by the IRS with respect to such tax year, and has not been notified of any items that are being disputed by the IRS.

8. Stockholders’ Equity

During the three and six months ended June 30, 2017, the Company paid dividends of $2,499 and $5,026, respectively, representing $0.045 and $0.09 per share, respectively.  Additionally, on May 3, 2017, the Board of Directors approved a dividend of $0.045 per share, payable on July 7, 2017 to stockholders of record as of the close of business on June 16, 2017.  The accrued dividend of $2,505 is reflected in “Accrued expenses” in the Condensed Consolidated Balance Sheet as of June 30, 2017.

On May 11, 2016, the Board of Directors approved a stock repurchase program that authorized repurchases of the Company’s common stock up to $20,000, limited to a maximum of 2,827,105 shares, prior to May 11, 2017.  During the three and six months ended June 30, 2017, there were no common shares repurchased, and the stock repurchase program expired by its terms.

9. (Loss) Earnings per Share

Basic and diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(2,161)	$(328)	$(6,668)	$5,386
Denominator:
Basic-weighted-average common shares outstanding	55,612,366	56,201,811	55,518,462	56,371,964
Diluted-weighted-average common shares outstanding	55,612,366	56,201,811	55,518,462	56,583,978

Basic and Diluted (Loss) earnings per share:	$(0.04)	$(0.01)	$(0.12)	$0.10

The Company reported a net loss for the three and six months ended June 30, 2017.  Accordingly, the potentially dilutive effect of 2,087,095 stock options and 273,051 restricted stock units has been excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

10. Commitments and Contingencies

Commitments

The Company incurred rent expense under non-cancellable operating leases of $952 and $819 for the three months ended June 30, 2017 and 2016, respectively, and $1,905 and $1,634 for the six months ended June 30, 2017 and 2016, respectively.

Contingencies

In accordance with applicable accounting guidance, the Company establishes an accrued liability when loss contingencies are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount of litigation-related expense. The Company expenses professional fees associated with litigation claims and assessments as incurred.

CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc., in the United States District Court for the Southern District of New York against CPI and certain of its officers and directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

On August 30, 2016, the Court consolidated the Vance and Chipman actions and appointed lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act (the “PSLRA”). On October 17, 2016, lead plaintiff filed a consolidated amended complaint, asserting the same claims for violations of §§11 and 15 of the Securities Act. The amended complaint is based principally on the same theories as the original complaints, but adds allegations that the Registration Statement contained inadequate risk disclosures and failed to disclose (i) small and mid-size issuers’ slower-than-anticipated conversion to EMV technology and (ii) increased pricing pressure and competition CPI faced in the EMV market.

On November 16, 2016, the Company filed a motion to dismiss the amended complaint. All discovery and other proceedings in the action are stayed under the PSLRA pending the resolution of that motion.

The Company believes these claims are without merit and intends to defend the actions vigorously.  Given the current stage of these matters, the range of potential loss is not probable or estimable and no accrual has been recognized as of June 30, 2017 or December 31, 2016.

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

On May 31, 2016, the Company filed an Inter Partes Review ("IPR") petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”), seeking re-examination of Gemalto’s asserted patent. In light of the Company’s petition, on July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims. The petition was granted as to all of the independent claims of Gemalto’s patent on November 9, 2016.  The PTAB also granted the Company’s petition as to certain dependent claims, which are claims that rely upon and incorporate an independent claim. The district court litigation remains stayed.  The PTAB will hear oral argument on the IPR on August 4, 2017.

            Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleges that the Company infringes a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. Gemalto alleges that its patent will expire in 2019.  Gemalto provided initial infringement contentions to the Company on July 29, 2016, and amended its contentions on October 13, 2016. The parties are presently engaged in claim construction and discovery-related activities, including the inspection of records relating to the alleged commercial embodiment of Gemalto’s patent, DEXXIS. During May 2017, the Company filed an IPR petition with the PTAB, seeking re-examination of Gemalto’s asserted patent.  The PTAB has not yet ruled on the Company’s petition.

With respect to both cases, the Company believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend these suits vigorously.

Although the outcome of these matters is not determinable at this time, the Company has accrued a $1,000 loss contingency as of June 30, 2017, which does not include any potential indemnity or other third-party recoveries.  There can be no certainty about the timing or likelihood of a definitive resolution of either or both of these matters, and as additional information becomes available, the amount of this estimated loss contingency reserve could increase materially.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business.  The Company believes that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

11. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

 During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company has reserved 4,000,000 shares of common stock for issuance under the Omnibus Plan.  As of June 30, 2017, there were 1,542,958 shares available for grant under the Omnibus Plan.

The Company did not grant any non-qualified stock options under the Omnibus Plan during the three months ended June 30, 2017.  During the six months ended June 30, 2017, the Company granted awards of non-qualified stock options for 785,370 shares of common stock.  The stock option awards were granted at various times during the first quarter.  All stock option grants have a 10-year term, and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date. As of June 30, 2017, there are no exercisable options outstanding under the Omnibus Plan. Outstanding stock options under the Omnibus Plan are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2016	1,437,508	$8.62
Granted	785,370	4.31
Forfeited	(212,783)	9.86
Outstanding as of June 30, 2017	2,010,095	$6.77	8.95

Unvested options as of June 30, 2017 will vest as follows:

2017	310,338
2018	675,857
2019	646,584
2020	365,179
2021	12,137
Total unvested options as of June 30, 2017	2,010,095

The fair value of the stock option awards granted during the six months ended June 30, 2017, was determined using a Black-Scholes option-pricing model with the following average assumptions:

Three Months
Ended
June
30, 2017
Expected term in years	6.0
Volatility	33.7%
Risk-free interest rate	2.1%
Dividend yield	4.1%

During the three months and six months ended June 30, 2017, the Company granted awards of restricted stock units for 125,000 and 239,446 shares of common stock, respectively. The restricted stock units contain conditions associated with continued employment or service.  The majority of the restricted stock units granted will vest in one year or three years from the date of grant.  On the vesting date, shares of common stock will be issued to the award recipients.

The following table summarizes the changes in the number of outstanding restricted stock units for the six month period ended June 30, 2017:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2016	270,466	$7.13
Granted	239,446	3.11
Vested	(236,047)	7.34
Forfeited	(814)	4.35
Outstanding as of June 30, 2017	273,051	$3.44

During the six months ended June 30, 2017, the Company granted awards of 932,837 cash performance units with a grant date fair value of $663. There were no awards of cash performance units granted during the three months ended June 30, 2017.  These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units are based on the performance of the Company’s stock price, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The cash performance units were valued using a Monte Carlo simulation.  The Monte Carlo model used the following valuation assumptions based on the 3-year term of the awards: leverage adjusted peer volatility of 48%, risk free rate of 1.5%, and a dividend yield of 4.0%.  The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and remeasured to fair value at the end of each reporting period.  As of June 30, 2017, the Company recognized a liability of $60 in “Accrued expenses” and $50 in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet for unsettled cash performance units.

The following table summarizes the changes in the number of outstanding cash performance units for the six month period ended June 30, 2017:

		Weighted-Average
	Units	Grant Date Fair Value

Outstanding as of December 31, 2016	—	$—
Granted	932,837	0.71
Vested	—	—
Forfeited	(10,723)	0.71
Outstanding as of June 30, 2017	922,114	$0.71

Compensation expense for the Omnibus Plan for the three months ended June 30, 2017 and 2016 was $542 and $783, respectively, and was $1,231 and $1,205, during the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, the total unrecognized compensation expense related to unvested options, restricted stock units, and cash performance unit awards under the Omnibus Plan was $2,792, which the Company expects to recognize over an estimated weighted average period of 1.7 years.

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

As a result of the Company’s adoption of the Omnibus Plan, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of June 30, 2017.

The following table summarizes the changes in the number of outstanding stock options under the Option Plan for the six months ended June 30, 2017:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Term
	Options	Exercise Price	(in Years)

Outstanding and Exercisable as of December 31, 2016	216,334	$0.0004
Granted	—	—
Exercised	(139,334)	0.0004
Forfeited	—	—
Outstanding and Exercisable as of June 30, 2017	77,000	$0.0004	5.10

There was no compensation expense related to options previously granted under the Option Plan for the three and six months ended June 30, 2017, as all options were fully vested.  The aggregate intrinsic value of stock option awards outstanding and exercisable under the Option Plan as of June 30, 2017 was $219.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 191,664 restricted shares of common stock to executives with a weighted-average grant date fair value of $9.48 per share.  There are no outstanding unvested shares of restricted common stock as of June 30, 2017. The terms of the unvested restricted shares of common stock provided voting and regular dividend rights to the holders, and accordingly are included in weighted-average shares outstanding in the Company’s basic (loss) earnings per share calculation.  See Note 9, “(Loss) Earnings per Share”.

During the three and six months ended June 30, 2017, of the remaining 94,864 of unvested restricted stock awards that were outstanding, 47,432 shares vested, and the remaining 47,432 shares were forfeited.  The executive who held the remaining 94,864 unvested restricted shares changed employment status to a consultant during the first quarter of 2017, and accordingly, the Company remeasured the awards on the date of the change in employment status and reduced stock-based compensation expense by $143. Compensation expense related to these awards for the three months ended June 30, 2017 and 2016 was $(228) and $323, respectively, and was $(371) and $646 for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, the Company’s reportable segments are as follows:

    U.S. Debit and Credit;

    U.S. Prepaid Debit; and

    U.K. Limited.

The “Other” category includes the Company’s corporate headquarters and a less significant operating segment that derives its revenue from the production of Financial Payment Cards and retail gift cards in Canada.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016 were as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Debit and Credit	$42,204	$50,808	$81,712	$115,899
U.S. Prepaid Debit	12,426	11,991	22,211	24,332
U.K. Limited	11,010	7,989	16,597	14,221
Other	3,226	3,678	5,729	6,820
Intersegment eliminations	(3,020)	(741)	(4,395)	(1,154)
Total:	$65,846	$73,725	$121,854	$160,118

	EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
U.S. Debit and Credit	$8,275	$11,403	$15,903	$30,325
U.S. Prepaid Debit	3,306	3,557	5,092	6,824
U.K. Limited	1,566	680	1,891	899
Other	(6,389)	(6,874)	(13,332)	(11,608)
Total:	$6,758	$8,766	$9,554	$26,440

The following table provides a reconciliation of total segment EBITDA to net (loss) income for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total segment EBITDA from continuing operations	$6,758	$8,766	$9,554	$26,440
Interest, net	(5,163)	(5,068)	(10,225)	(10,101)
Income tax benefit (expense)	847	161	3,139	(2,653)
Depreciation and amortization	(4,603)	(4,187)	(9,136)	(8,300)
Net (loss) income	$(2,161)	$(328)	$(6,668)	$5,386

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016

U.S. Debit and Credit	$192,368	$205,417
U.S. Prepaid Debit	28,095	23,509
U.K. Limited	23,060	26,060
Other	12,011	9,434
Total assets:	$255,534	$264,420

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

U.S.	$2,775	$4,421	$5,050	$6,823
Canada	51	47	123	161
Total North America	2,826	4,468	5,173	6,984
U.K.	368	167	1,329	791
Total plant, equipment and leasehold improvement additions	$3,194	$4,635	$6,502	$7,775

Net Sales to Geographic Locations

Net sales to geographic locations for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

U.S.	$52,339	$61,018	$100,150	$135,454
Canada	2,755	3,430	4,783	7,429
Total North America	55,094	64,448	104,933	142,883
U.K.	9,937	8,182	13,892	14,787
Other (a)	815	1,095	3,029	2,448
Total net sales	$65,846	$73,725	$121,854	$160,118

(a)    Amounts in Other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016

U.S.	$154,011	$157,773
Canada	2,941	2,899
Total North America:	156,952	160,672
U.K.	12,595	11,091
Total long-lived assets	$169,547	$171,763

Net Sales by Product and Services

Net sales from products and services sold by the Company for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Product net sales (a)	$33,825	$40,095	$63,588	$95,053
Services net sales (b)	32,021	33,630	58,266	65,065
Total net sales:	$65,846	$73,725	$121,854	$160,118

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

Cautionary Statement Regarding Forward-Looking Information

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue”, “project”, “plan”, “foresee”, and other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to: system security risks, data protection breaches and cyber-attacks; market acceptance of developing technologies that make our existing technology solutions and products less relevant; a slower or less widespread continued adoption of contact and dual-interface EMV technology than we anticipate; failure to identify, attract and retain new customers or a failure to maintain our relationships with our major customers; competition and/or price erosion in the payment card industry; failure to accurately predict demand for our products and services; extension of card expiration cycles; our failure to operate our business in accordance with the PCI security standards or other industry standards such as Payment Card Brand certification standards; infringement on our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; difficulties in production quality and process; defects in our software;  a decline in U.S. and global market and economic conditions; our substantial indebtedness;  failure to meet our customers’ demands in a timely manner; potential imposition of tariffs and/or trade restrictions on goods imported into the United States; economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union; costs relating to product defects; our dependence on licensing arrangements; inability to renew leases for our facilities; interruptions in our IT systems or production capabilities; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; non-compliance with, and changes in, laws in foreign jurisdictions in which we operate and sell our products; challenges related to our acquisition strategy; our dependence on specialized equipment from third party suppliers; a competitive disadvantage resulting from chip operating systems developed by our competitors; continued viability of the Payment Card Brands; quarterly variation in our operating results; and other risks and other risk factors or uncertainties identified from time to time in our filings with the SEC. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 2, 2017. CPI Card Group Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a leading provider of comprehensive Financial Payment Card solutions in the United States. We define Financial Payment Cards as credit, debit and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express and Discover) and Interac (in Canada). We have established a leading position in the Financial Payment Card market through more than 20 years of experience and are focused primarily on this growing subsector of the financial technology market.  Our customers are primarily leading national and regional banks, independent community banks, credit unions, managers of prepaid debit card programs, Group Service Providers (organizations that assist small issuers with managing their credit and debit card programs) and card processors. We serve a diverse set of direct and indirect customers, including many of the largest issuers of debit and credit cards in the United States and Canada, and many of the largest U.S. prepaid debit card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

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

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net sales:
Products	$33,825	$40,095	$63,588	$95,053
Services	32,021	33,630	58,266	65,065
Total net sales	65,846	73,725	121,854	160,118
Cost of sales	46,560	51,018	86,475	107,719
Gross profit	19,286	22,707	35,379	52,399
Operating expenses	17,317	18,177	35,221	34,204
Income from operations	1,969	4,530	158	18,195
Other expense, net:
Interest, net	(5,163)	(5,068)	(10,225)	(10,101)
Foreign exchange gain (loss)	181	34	255	(68)
Other income, net	5	15	5	13
(Loss) income before taxes	(3,008)	(489)	(9,807)	8,039
Income tax benefit (expense)	847	161	3,139	(2,653)
Net (loss) income	$(2,161)	$(328)	$(6,668)	$5,386

Segment Discussion

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

Net Sales

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$42,204	$50,808	$(8,604)	(16.9)%
U.S. Prepaid Debit	12,426	11,991	435	3.6%
U.K. Limited	11,010	7,989	3,021	37.8%
Other	3,226	3,678	(452)	(12.3)%
Eliminations	(3,020)	(741)	(2,279)	* %
Total	$65,846	$73,725	$(7,879)	(10.7)%

* Not meaningful

Net sales for the three months ended June 30, 2017 decreased $7.9 million, or 10.7%, to $65.8 million compared to $73.7 million for the three months ended June 30, 2016.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended June 30, 2017 decreased $8.6 million, or 16.9%, to $42.2 million compared to $50.8 million for the three months ended June 30, 2016. The decrease in net sales was primarily due to a $5.1 million decrease in EMV related revenue and a $1.7 million decrease in card personalization and fulfillment.

The decrease in EMV revenue is the result of continued softness in demand for EMV cards, particularly with large issuer and processor customers.  For the three months ended June 30, 2017, we sold 18.8 million EMV cards at an average selling price (“ASP”) of $0.86, compared to 22.5 million EMV cards at an ASP of $0.94 for the three months ended June 30, 2016.  The decrease in ASP during the three months ended June 30, 2017 compared to 2016 is primarily due to lower prices experienced in the large issuer market from increased competition, partially offset by favorable net pricing impacts of customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended June 30, 2017 increased $0.4 million, or 3.6%, to $12.4 million compared to $12.0 million for the three months ended June 30, 2016 resulting from net increased activity across our customer base, partially offset by lower prices attributed to product mix and, to a lesser extent, price compression.

U.K. Limited:

U.K. Limited net sales for the three months ended June 30, 2017 increased $3.0 million, or 37.8%, to $11.0 million compared to $8.0 million for the three months ended June 30, 2016.  Increased sales were driven by an RFID loyalty card order produced for a large U.K. retail customer, partially offset by the impact of foreign currency exchange rate fluctuations and decreased sales activity of retail gift and other cards.   Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a $1.3 million reduction of net sales in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Other:

Net sales in Other decreased $0.5 million, or 12.3%, to $3.2 million during the three months ended June 30, 2017 compared to $3.7 million in the three months ended June 30, 2016. Net sales in Canada were lower during the three months ended June 30, 2017 as a result of lower net sales activity across our customer base.

Cost of Sales

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$29,657	$35,097	$(5,440)	(15.5)%
U.S. Prepaid Debit	8,872	7,834	1,038	13.2%
U.K. Limited	8,390	5,950	2,440	41.0%
Other	2,497	2,785	(288)	(10.3)%
Eliminations	(2,856)	(648)	(2,208)	* %
Total	$46,560	$51,018	$(4,458)	(8.7)%

* Not meaningful

Cost of sales for the three months ended June 30, 2017 decreased $4.5 million, or 8.7%, to $46.6 million compared to $51.0 million for the three months ended June 30, 2016.

U.S. Debit and Credit:

Cost of sales for U.S. Debit and Credit for the three months ended June 30, 2017 decreased $5.4 million, or 15.5%, to $29.7 million compared to $35.1 million for the three months ended June 30, 2016.  The decrease was driven primarily by lower EMV chip card sales volumes and resulted in lower corresponding manufacturing costs.  Lower per unit EMV chip prices and decreases in card personalization and fulfillment sales also contributed to the decrease in cost of sales in the quarter.

U.S. Prepaid Debit:

Cost of sales for U.S. Prepaid Debit for the three months ended June 30, 2017 increased $1.0 million, or 13.2%, to $8.9 million compared to $7.8 million for the three months ended June 30, 2016.  The increase was primarily a result of the increased costs to ramp up Print on Demand Services capabilities, and to a lesser extent, increased sales volumes.

U.K. Limited:

Cost of sales for U.K. Limited for the three months ended June 30, 2017 increased $2.4 million, or 41.0%, to $8.4 million compared to $6.0 million for the three months ended June 30, 2016, due to higher manufacturing costs corresponding to the increased sales, partially offset by the impact of foreign currency exchange rate fluctuations.  Fluctuations in exchange rates between the United States dollar and the British Pound resulted in a $1.0 million reduction of cost of sales in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Other:

Cost of sales in Other decreased $0.3 million, or 10.3%, to $2.5 million during the three months ended June 30, 2017 compared to $2.8 million in the three months ended June 30, 2016, primarily due to lower manufacturing costs related to decreased net sales.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
		% of 2017		% of 2016
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$12,547	29.7%	$15,711	30.9%	$(3,164)	(20.1)%
U.S. Prepaid Debit	3,554	28.6%	4,157	34.7%	(603)	(14.5)%
U.K. Limited	2,620	23.8%	2,039	25.5%	581	28.5%
Other	565	17.5%	800	21.8%	(235)	(29.4)%
Total	$19,286	29.3%	$22,707	30.8%	$(3,421)	(15.1)%

Gross profit for the three months ended June 30, 2017 decreased $3.4 million, or 15.1%, to $19.3 million compared to $22.7 million for the three months ended June 30, 2016. Gross profit margin for the three months ended June 30, 2017 decreased to 29.3% compared to 30.8% for the three months ended June 30, 2016.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended June 30, 2017 decreased $3.2 million, or 20.1%, to $12.5 million compared to $15.7 million during the three months ended June 30, 2016. The decrease in gross profit for U.S. Debit and Credit was driven primarily by the reduction in net sales. Gross profit margin for U.S. Debit and Credit for the three months ended June 30, 2017 decreased to 29.7% compared to 30.9% for the same period in the prior year due to lower overhead cost absorption attributed to reduced volumes.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended June 30, 2017 decreased 14.5% to $3.6 million compared to $4.2 million for the three months ended June 30, 2016 attributed primarily to increased costs to ramp up Print on Demand Services capabilities and lower unit selling prices, as discussed above.  Gross profit margin for U.S. Prepaid Debit for the three months ended June 30, 2017 decreased to 28.6% compared to 34.7%, primarily due to increased costs to ramp up Print on Demand Services capabilities and lower unit selling prices.

U.K. Limited:

Gross profit for U.K. Limited increased 28.5% in the three months ended June 30, 2017 to $2.6 million compared to $2.0 million for the three months ended June 30, 2016, primarily due to the increased sales activity described above, partially offset by higher manufacturing costs and $0.3 million of foreign currency exchange rate fluctuations. Gross profit margin for U.K. Limited was 23.8% during the three months ended June 30, 2017, representing a 1.7% decrease compared to the gross profit margin of 25.5% during the three months ended June 30, 2016, primarily due to customer mix.

Other:

Other gross profit during the three months ended June 30, 2017 was $0.6 million compared to $0.8 million during the same period in 2016.  The decrease is primarily due to decreased sales during the three months ended June 30, 2017 compared to the same period in 2016.

Operating Expenses

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$6,488	$6,537	$(49)	(0.7)%
U.S. Prepaid Debit	1,001	1,177	(176)	(15.0)%
U.K. Limited	1,305	1,474	(169)	(11.5)%
Other	8,523	8,989	(466)	(5.2)%
Total	$17,317	$18,177	$(860)	(4.7)%

Operating expenses for the three months ended June 30, 2017 decreased $0.9 million, or 4.7%, to $17.3 million compared to $18.2 million for the three months ended June 30, 2016.

U.S. Debit and Credit operating expenses were $6.5 million in both the three months ended June 30, 2017 and 2016.

U.S. Prepaid Debit operating expenses decreased $0.2 million, or 15.0%, primarily driven by cost reductions in administrative salaries.

U.K. Limited operating expenses decreased $0.2 million, or 11.5%, primarily due to foreign currency exchange rate fluctuations.

Other operating expenses during the three months ended June 30, 2017 decreased $0.5 million compared to the three months ended June 30, 2016.  The net decrease primarily resulted from decreased stock-based compensation expense of $0.8 million and other compensation costs of $0.6 million, partially offset by increased software expenses of $0.7 million and increased legal costs of $0.3 million.

Income from Operations and Operating Margin

	Three Months Ended June 30,
		% of 2017		% of 2016
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$6,059	14.4%	$9,174	18.1%	$(3,115)	(34.0)%
U.S. Prepaid Debit	2,553	20.5%	2,980	24.9%	(427)	(14.3)%
U.K. Limited	1,315	11.9%	565	7.1%	750	132.7%
Other	(7,958)	* %	(8,189)	* %	231	* %
Total	$1,969	3.0%	$4,530	6.1%	$(2,561)	(56.5)%

* Not meaningful

Income from operations for the three months ended June 30, 2017 decreased $2.6 million, or 56.5%, to $2.0 million compared to $4.5 million for the three months ended June 30, 2016. Operating profit margin for the three months ended June 30, 2017 decreased to 3.0% compared to 6.1% for the three months ended June 30, 2016.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended June 30, 2017 decreased $3.1 million, or 34.0%, to $6.1 million compared to $9.2 million for the three months ended June 30, 2016. Operating margins for the three months ended June 30, 2017 decreased to 14.4% compared to 18.1% for the three months ended June 30, 2016 due primarily to the lower sales volumes, and the resulting lower overhead cost absorption discussed above.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended June 30, 2017 decreased 14.3% to $2.6 million compared to $3.0 million for the three months ended June 30, 2016 due to the increased costs to ramp up Print on Demand Services capabilities, partially offset by increased sales and decreased administrative salaries, as discussed above. Operating income margins for the three months ended June 30, 2017 decreased to 20.5% compared to 24.9% for the three months ended June 30, 2016.

U.K. Limited:

Income from operations for U.K. Limited for the three months ended June 30, 2017 was $1.3 million during the three months ended June 30, 2017, representing an increase of $0.8 million compared to the three months ended June 30, 2016.  The increase was due to the increased sales and decreased operating costs resulting from foreign currency exchange rate fluctuations, as described above.  Operating margins increased to 11.9% during the three months ended June 30, 2017 compared to 6.3% during the three months ended June 30, 2016 through better leverage of operating expenses resulting from increased sales.

Other:

The loss from operations in Other was $8.0 million during the three months ended June 30, 2017 compared to $8.2 million in the three months ended June 30, 2016.  The decreased loss was primarily attributable to lower corporate expenses.

Interest, net:

Interest expense for the three months ended June 30, 2017 increased to $5.2 million compared to $5.1 million for the three months ended June 30, 2016. The additional interest expense resulting from the higher average interest rate on the First Lien Term Loan during the three months ended June 30, 2017 was partially offset by no interest expense associated with the Sellers’ Note, which was repaid during September 2016.

Income tax (benefit) expense:

During the three months ended June 30, 2017, there was an income tax benefit of $0.8 million on pre-tax losses of $3.0 million, representing an effective income tax rate of 28.2%, compared with an income tax benefit of $0.2 million on pre-tax losses of $0.5 million for the three months ended June 30, 2016, representing an effective income tax rate of 32.9%.  Our effective tax rate differs in the current year period primarily due to the impact of state and foreign income taxes, and as a result of excess tax benefits and deficiencies recorded directly to income tax benefit since the adoption of ASU 2016-09 on January 1, 2017.

Net (loss) income:

During the three months ended June 30, 2017, net loss was $2.2 million, compared to a net loss of $0.3 million during the three months ended June 30, 2016 primarily due to the lower net sales, gross profit and higher operating expenses described above.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

Net Sales

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$81,712	$115,899	$(34,187)	(29.5)%
U.S. Prepaid Debit	22,211	24,332	(2,121)	(8.7)%
U.K. Limited	16,597	14,221	2,376	16.7%
Other	5,729	6,820	(1,091)	(16.0)%
Eliminations	(4,395)	(1,154)	(3,241)	* %
Total	$121,854	$160,118	$(38,264)	(23.9)%

Net sales for the six months ended June 30, 2017 decreased $38.3 million, or 23.9%, to $121.9 million compared to $160.1 million for the six months ended June 30, 2016.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the six months ended June 30, 2017 decreased $34.2 million, or 29.5%, to $81.7 million compared to $115.9 million for the six months ended June 30, 2016. The decrease in net sales was primarily driven by a $28.6 million decrease in EMV related revenue and a $3.7 million decrease in card personalization and fulfillment, and a decrease in non-EMV and other sales.

The decrease in EMV revenue is the result of continued softness in demand for EMV cards, particularly with large issuer and processor customers.  For the six months ended June 30, 2017, we sold 37.1 million EMV cards at an ASP of $0.85 compared to 63.9 million EMV cards at an ASP of $0.94 for the six months ended June 30, 2016.  The decrease in ASP during the six months ended June 30, 2017 compared to 2016 is primarily due to lower prices experienced in the large issuer market from increased competition, partially offset by favorable net pricing impacts of customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the six months ended June 30, 2017 decreased $2.1 million, or 8.7%, to $22.2 million compared to $24.3 million for the six months ended June 30, 2016. The decrease was driven primarily by decreased sales activity associated with a delay in the roll out of a packaging design refresh related to one of our larger customers.  Also contributing to the decrease were lower average prices attributed to product mix, and to a lesser extent, price compression.  The decrease was partially offset by net increased activity across our remaining customer base.

U.K. Limited:

Net sales for U.K. Limited for the six months ended June 30, 2017 increased $2.4 million, or 16.7%, to $16.6 million compared to $14.2 million for the six months ended June 30, 2016.  Increased sales were driven by an RFID loyalty card order produced for a large U.K. retail customer, partially offset by the impact of foreign currency exchange rate fluctuations and decreased sales activity of retail gift and other cards.   Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a $2.2 million reduction of net sales in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Other:

Net sales for Other decreased $1.1 million, or 16.0%, to $5.7 million during the six months ended June 30, 2017 compared to $6.8 million in the six months ended June 30, 2016, relating primarily to one of our largest customers refreshing its card designs during the prior year resulting in higher than usual net sales during the six months ended June 30, 2016 compared to the six months ended June 30, 3017.

Cost of Sales

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$57,321	$77,028	$(19,707)	(25.6)%
U.S. Prepaid Debit	16,448	16,099	349	2.2%
U.K. Limited	12,529	10,573	1,956	18.5%
Other	4,427	5,102	(675)	(13.2)%
Eliminations	(4,250)	(1,083)	(3,167)	* %
Total	$86,475	$107,719	$(21,244)	(19.7)%

Cost of sales for the six months ended June 30, 2017 decreased $21.2 million, or 19.7%, to $86.5 million compared to $107.7 million for the six months ended June 30, 2016.

U.S. Debit and Credit:

Cost of sales for U.S. Debit and Credit for the six months ended June 30, 2017 decreased $19.7 million, or 25.6%, to $57.3 million compared to $77.0 million for the six months ended June 30, 2016.  The decrease was driven by lower EMV chip card sales volumes resulting in lower corresponding EMV manufacturing costs.  Lower per unit EMV chip prices and decreases in card personalization and fulfillment sales also contributed to the decrease in cost of sales.

U.S. Prepaid Debit:

Cost of sales for U.S. Prepaid Debit for the six months ended June 30, 2017 increased $0.3 million, or 2.2%, to $16.4 million compared to $16.1 million for the six months ended June 30, 2016. The increase was primarily a result of the increased costs to ramp up Print on Demand Services capabilities, partially offset by decreased sales volumes.

U.K. Limited:

Cost of sales for U.K. Limited was $12.5 million during the six months ended June 30, 2017, an increase of 18.5% from $10.6 million during the six months ended June 30, 2016. The increase in cost of sales related to increased net sales activity, partially offset by $1.6 million of foreign currency exchange rate fluctuations between the United States dollar and the British Pound.

Other:

Cost of sales in Other decreased $0.7 million, or 13.2%, to $4.4 million during the six months ended June 30, 2017 compared to $5.1 million in the six months ended June 30, 2016 due to lower manufacturing costs corresponding to the decreased net sales noted above.

Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
		% of		% of
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$24,391	29.8%	$38,871	33.5%	$(14,480)	(37.3)%
U.S. Prepaid Debit	5,763	25.9%	8,233	33.8%	(2,470)	(30.0)%
U.K. Limited	4,068	24.5%	3,648	25.7%	420	11.5%
Other	1,157	20.2%	1,647	24.1%	(490)	(29.8)%
Total	$35,379	29.0%	$52,399	32.7%	$(17,020)	(32.5)%

Gross profit for the six months ended June 30, 2017 decreased $17.0 million, or 32.5%, to $35.4 million compared to $52.4 million for the six months ended June 30, 2016. Gross profit margin for the six months ended June 30, 2017 decreased to 29.0% compared to 32.7% for the six months ended June 30, 2016.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the six months ended June 30, 2017 decreased $14.5 million, or 37.3%, to $24.4 million compared to $38.9 million during the six months ended June 30, 2016. The decrease in gross profit for U.S. Debit and Credit was primarily a result of decreased EMV revenues and decreased sales from our card personalization and fulfillment services. Gross profit margin for the U.S. Debit and Credit segment for the six months ended June 30, 2017 decreased to 29.8% compared to 33.5% for the six months ended June 30, 2016 due to lower overhead cost absorption attributed to reduced production volumes.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the six months ended June 30, 2017 decreased 30.0% to $5.8 million compared to $8.2 million for the six months ended June 30, 2016. The decrease in gross profit was primarily due to the decrease in net sales and increased costs to ramp up Print on Demand Services capabilities. Gross profit margin for U.S. Prepaid Debit for the six months ended June 30, 2017 decreased to 25.9% compared to 33.8% for the six months ended June 30, 2016 due to increased costs to ramp up Print on Demand Services capabilities and lower overhead cost absorption during the first quarter of 2017.

U.K. Limited:

Gross profit for U.K. Limited for the six months ended June 30, 2017 increased 11.5% to $4.1 million compared to $3.6 million during the six months ended June 30, 2016. The increase in gross profit was driven primarily by the increase in net sales described above, partially offset by $0.5 million of foreign currency exchange rate fluctuations. Gross profit margin for U.K. Limited for the six months ended June 30, 2017 decreased to 24.5% compared to 25.7% for the six months ended June 30, 2016, primarily due to customer mix.

Other:

Other gross profit during the six months ended June 30, 2017 decreased 29.8% to $1.2 million compared to $1.6 million during the six months ended June 30, 2016.  The decrease was primarily due to decreased net sales in Canada.

Operating Expenses

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$12,925	$12,633	$292	2.3%
U.S. Prepaid Debit	2,162	2,565	(403)	(15.7)%
U.K. Limited	2,639	2,993	(354)	(11.8)%
Other	17,495	16,013	1,482	9.3%
Total	$35,221	$34,204	$1,017	3.0%

Operating expenses for the six months ended June 30, 2017 increased $1.0 million, or 3.0%, to $35.2 million compared to $34.2 million for the six months ended June 30, 2016.

The $0.3 million increase in U.S. Debit and Credit was primarily driven by increased salaries and benefits to support the card personalization business.

The $0.4 million decrease in U.S. Prepaid Debit was primarily driven by cost reductions in administrative salaries.

U.K. Limited operating expenses decreased by $0.4 million, or 11.8%, due to foreign currency exchange rate fluctuations.

The $1.5 million increase in Other operating expenses was primarily due to increased legal costs of $1.1 million, increased software expenses of $0.7 million, increased facilities and insurance expense of $0.3 million, and increased salaries and other compensation costs of $0.2 million, partially offset by a decrease of $1.0 million in stock based compensation expense during the six months ended June 30, 2017.

Income from Operations and Operating Margin

	Six Months Ended June 30,
		% of		% of
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$11,466	14.0%	$26,238	22.6%	$(14,772)	(56.3)%
U.S. Prepaid Debit	3,601	16.2%	5,668	23.3%	(2,067)	(36.5)%
U.K. Limited	1,429	8.6%	655	4.6%	774	118.2%
Other	(16,338)	* %	(14,366)	* %	(1,972)	* %
Total	$158	0.1%	$18,195	11.4%	$(18,037)	(99.1)%

Income from operations for the six months ended June 30, 2017 decreased $18.0 million, or 99.1%, to $0.2 million compared to $18.2 million for the six months ended June 30, 2016. Operating profit margin for the six months ended June 30, 2017 decreased to 0.1% compared to 11.4% for the six months ended June 30, 2016.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the six months ended June 30, 2017 decreased $14.8 million, or 56.3%, to $11.5 million compared to $26.2 million for the six months ended June 30, 2016 due primarily to lower sales. Operating margins for the six months ended June 30, 2017 decreased to 14.0% compared to 22.6% for the six months ended June 30, 2016, due primarily to lower sales, lower overhead cost absorption attributed to reduced sales volumes, and the increased operating expenses discussed above.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the six months ended June 30, 2017 decreased $2.1 million, or 36.5%, to $3.6 million compared to $5.7 million for the six months ended June 30, 2016 primarily due to the decrease in net sales and increased costs to ramp up Print on Demand Services capabilities, partially offset by lower operating expenses. Operating margins for the six months ended June 30, 2017 decreased to 16.2% compared to 23.3% for the six months ended June 30, 2016 due to increased costs to ramp up Print on Demand Services capabilities and lower overhead cost absorption in the first quarter of 2017, partially offset by lower operating expenses.

U.K. Limited:

Income from operations for U.K. Limited for the six months ended June 30, 2017 increased to $1.4 million from $0.7 million during the six months ended June 30, 2016 as a result of the increased sales activity, partially offset by foreign currency exchange rate fluctuations.  Operating margins increased to 8.6% during the six months ended June 30, 2017 compared to 4.6% during the six months ended June 30, 2016 as a result of lower operating expenses and better leverage of operating expenses from our increased sales.

Other:

The loss from operations in Other during the six months ended June 30, 2017 was $16.3 million compared to $14.4 million in the six months ended June 30, 2016.  The increased loss was primarily attributable to the higher corporate expenses, and the lower sales activity in Canada, as discussed above.

Interest, net:

Interest expense for the six months ended June 30, 2017 increased to $10.2 million compared to $10.1 million for the six months ended June 30, 2016. The additional interest expense resulting from the higher average interest rate on the First Lien Term Loan during the six months ended June 30, 2017 was partially offset by no interest expense associated with the Sellers’ Note, which was repaid during September 2016.

Income tax benefit (expense):

Income tax benefit for the six months ended June 30, 2017 was $3.1 million, compared to income tax expense of $2.7 million for the six months ended June 30, 2016, due primarily to the decrease in income before taxes. The effective tax rate was 32.0% and 33.0% for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was lower in the current year period primarily due to the impact of foreign and state income taxes, and as a result of excess tax benefits and deficiencies recorded directly to income tax benefit since the adoption of ASU 2016-09 on January 1, 2017.

Net (loss) income:

During the six months ended June 30, 2017, net loss was $6.7 million, compared to a net income of $5.4 million during the six months ended June 30, 2016 primarily due to the lower net sales, gross profit and higher operating expenses described above.

Liquidity and Capital Resources

As of June 30, 2017, we had $17.9 million of cash and cash equivalents. Of this amount, $3.8 million was held in accounts outside of the United States.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, while maintaining strong liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries.  We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs.

At June 30, 2017, there was $312.5 million outstanding under the First Lien Term Loan, and we had an undrawn $40.0 million Revolving Credit Facility, of which $20.0 million is available for borrowing.  Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement.  The First Lien Term Loan and Revolving Credit Facility (collectively, “First Lien Credit Facility”) mature on August 17, 2022 and August 17, 2020, respectively.

Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%.  As of June 30, 2017, the interest rate on our First Lien Term Loan was 5.83%, and increased to 5.96% as the interest rate was reset on the First Lien Term Loan during July 2017.

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions. We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.  As of June 30, 2017, we do not expect to have a required excess cash flow payment related to 2017, and we were in compliance with all covenants under the First Lien Credit Facility.

During the year ended December 31, 2016, the Board of Directors approved a stock repurchase program authorizing repurchases of the Company’s common stock up to $20.0 million, limited to a maximum of 2,827,105 shares, prior to May 11, 2017.  There were no shares repurchased under this plan during the six months ended June 30, 2017 and the stock repurchase plan expired by its terms during May 2017.

On May 3, 2017, our Board of Directors approved a dividend of $0.045 per share, payable on July 7, 2017 to stockholders of record as of the close of business on June 16, 2017.  The accrued dividend of $2.5 million is reflected in “Accrued expenses” in our Condensed Consolidated Balance Sheet as of June 30, 2017.

The Company discontinued its quarterly dividend of $0.045 per share. The dividend discontinuation is part of our plan to utilize a greater portion of the Company’s free cash to reinvest back into the business to fund our growth initiatives and to reduce debt. We remain focused on creating long-term shareholder value by making the strategic investments necessary to position the Company to return to sustainable profitable growth, while also strengthening our balance sheet and maintaining financial flexibility. By discontinuing the dividend, the Company will save approximately $10 million annually providing us with additional liquidity and financial flexibility.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2017 was $8.3 million compared to $33.2 million of cash provided by operating activities during the six months ended June 30, 2016.  The year over year fluctuation was due to net losses incurred during the current year period compared to net income in the prior year period, and net working capital fluctuations, primarily accounts receivable.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2017 of $5.8 million, decreased compared to $7.0 million during the six months ended June 30, 2016. Cash used in investing activities during both periods was related to capital expenditures and decreased during the current period due to decreased capital requirements.

Financing Activities

During the six months ended June 30, 2017, cash used in financing activities was $5.4 million, and primarily related to dividend payments of $5.0 million.

Cash used in financing activities during the six months ended June 30, 2016 was $8.1 million, and related primarily to stock repurchases and dividend payments of $6.0 million and $2.5 million, respectively.

Contractual Obligations

During the six months ended June 30, 2017, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2016, for which there were no material changes as of June 30, 2017, included:

    Revenue Recognition;

    Multiple-Element Arrangements;

    Impairment Assessments of Goodwill and Long-Lived Assets;

    Inventory Valuation;

    Stock-Based Compensation; and

    Income Taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, there have been no material changes in market risk for key input prices, labor and benefits costs, interest rate risk, foreign currency exchange rates, or pricing from those included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

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

PART II – Other Information

Item 1. Legal Proceedings

CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc., in the United States District Court for the Southern District of New York against CPI and certain of its officers and directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 IPO. The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

On August 30, 2016, the Court consolidated the Vance and Chipman actions and appointed lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act (the “PSLRA”). On October 17, 2016, lead plaintiff filed a consolidated amended complaint, asserting the same claims for violations of §§11 and 15 of the Securities Act. The amended complaint is based principally on the same theories as the original complaints, but adds allegations that the Registration Statement contained inadequate risk disclosures and failed to disclose (i) small and mid-size issuers’ slower-than-anticipated conversion to EMV technology and (ii) increased pricing pressure and competition CPI faced in the EMV market.

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

On May 31, 2016, the Company filed an Inter Partes Review ("IPR") petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”), seeking re-examination of Gemalto’s asserted patent. In light of the Company’s petition, on July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims. The petition was granted as to all of the independent claims of Gemalto’s patent on November 9, 2016.  The PTAB also granted the Company’s petition as to certain dependent claims, which are claims that rely upon and incorporate an independent claim. The district court litigation remains stayed.  The PTAB will hear oral argument on the IPR on August 4, 2017.

            Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleges that the Company infringes a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. Gemalto alleges that its patent will expire in 2019.  Gemalto provided initial infringement contentions to the Company on July 29, 2016, and amended its contentions on October 13, 2016. The parties are presently engaged in claim construction and discovery-related activities, including the inspection of records relating to the alleged commercial embodiment of Gemalto’s patent, DEXXIS. During May 2017, the Company filed an IPR petition with the PTAB, seeking re-examination of Gemalto’s asserted patent.  The PTAB has not yet ruled on the Company’s petition.

With respect to both cases, the Company believes Gemalto’s claims are without merit and that the Company has strong legal and equitable defenses, plus meritorious counterclaims and indemnity rights. The Company intends to defend these suits vigorously.

Although the outcome of these matters is not determinable at this time, the Company has accrued a $1.0 million loss contingency as of June 30, 2017, which does not include any potential indemnity or other third-party recoveries.  There can be no certainty about the timing or likelihood of a definitive resolution of either or both of these matters, and as additional information becomes available, the amount of this estimated loss contingency reserve could increase materially. In addition, the Company may incur material legal expenses, and no assurance can be given that these matters will be resolved in our favor, and if determined adversely, whether indemnification will be received.

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

In June 2017, MPS filed an early motion for summary judgment, claiming that its accused process does not infringe CPI's patent.  MPS also sought to stay discovery pending the outcome of its summary judgment motion.  CPI opposed both motions and made a motion for expedited discovery.  All of these motions are still being briefed, and no decision has been rendered on any of them.  Also in June 2017, MPS filed an IPR petition with the PTAB.  CPI will timely oppose institution of an IPR in this matter.  The PTAB has not yet ruled on MPS's petition.  Despite MPS's motion to stay, discovery is ongoing.  The Company intends to vigorously assert its intellectual property rights in connection with this litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

In the second quarter of fiscal year 2016, the Company’s Board of Directors approved a stock repurchase program that authorized repurchases of the Company’s common stock up to $20.0 million, limited to a maximum of 2,827,105 shares. There was no stock repurchase activity during the three and six months ended June 30, 2017, and the stock repurchase program expired by its terms during May 2017.

Item 6. Exhibits

Exhibit Number	Description
10.1	CPI Card Group Inc. U.S. Executive Severance and Change in Control Guidelines
10.2

First Amendment of the Employment and Non-Competition Agreement, effective as of April 17, 2017, by and between CPI Card Group Inc. and Steven Montross (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2017).

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

CPI CARD GROUP INC.

/s/ Lillian Etzkorn
Lillian Etzkorn
Chief Financial Officer

August 3, 2017

EXHIBIT INDEX

Exhibit Number	Description
10.1	CPI Card Group Inc. U.S. Executive Severance and Change in Control Guidelines
10.2

First Amendment of the Employment and Non-Competition Agreement, effective as of April 17, 2017, by and between CPI Card Group Inc. and Steven Montross (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2017).

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