Form 10-Q
period 2017-09-30
CPI Card Group Inc.
filed 2017-11-08
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017.

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

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of October 26, 2017: 55,673,755

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,815	$36,955
Accounts receivable, net of allowances of $53 and $126, respectively	42,712	31,492
Inventories	18,637	19,369
Prepaid expenses and other current assets	3,891	4,601
Income taxes receivable	4,415	—
Total current assets	84,470	92,417
Plant, equipment and leasehold improvements, net	51,320	53,419
Intangible assets, net	42,800	46,348
Goodwill	72,638	71,996
Other assets	280	240
Total assets	$251,508	$264,420
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$13,482	$10,996
Accrued expenses	12,856	17,487
Income taxes payable	—	64
Deferred revenue and customer deposits	5,194	6,729
Total current liabilities	31,532	35,276
Long-term debt	303,383	301,922
Deferred income taxes	20,512	21,261
Other long-term liabilities	1,666	1,234
Total liabilities	357,093	359,693
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 55,661,337 and 55,359,251 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	56	55
Capital deficiency	(113,689)	(114,881)
Accumulated earnings	13,242	25,968
Accumulated other comprehensive loss	(5,194)	(6,415)
Total stockholders’ deficit	(105,585)	(95,273)
Total liabilities and stockholders’ deficit	$251,508	$264,420

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
Products	$31,417	37,482	95,005	132,535
Services	36,627	43,720	94,893	108,785
Total net sales	68,044	81,202	189,898	241,320
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	22,366	23,583	66,161	87,248
Services (exclusive of depreciation and amortization shown below)	21,916	25,855	58,969	64,682
Depreciation and amortization	2,786	2,701	8,412	7,928
Total cost of sales	47,068	52,139	133,542	159,858
Gross profit	20,976	29,063	56,356	81,462
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	15,806	15,838	47,519	46,969
Depreciation and amortization	1,674	1,529	5,183	4,602
Total operating expenses	17,480	17,367	52,702	51,571
Income from operations	3,496	11,696	3,654	29,891
Other expense, net:
Interest, net	(5,305)	(5,008)	(15,530)	(15,109)
Foreign currency gain (loss)	314	(124)	568	(192)
Other income, net	5	3	12	17
Total other expense, net	(4,986)	(5,129)	(14,950)	(15,284)
(Loss) income before income taxes	(1,490)	6,567	(11,296)	14,607
Income tax benefit (expense)	755	(2,541)	3,893	(5,194)
Net (loss) income	$(735)	$4,026	$(7,403)	$9,413

Basic and diluted (loss) earnings per share:	$(0.01)	$0.07	$(0.13)	$0.17
Weighted-average shares outstanding:
Basic	55,639,551	55,255,239	55,558,825	55,999,722
Diluted	55,639,551	55,508,684	55,558,825	56,232,195

Dividends declared per common share	$—	$0.045	$0.09	$0.135

Comprehensive (loss) income
Net (loss) income	$(735)	$4,026	$(7,403)	$9,413
Currency translation adjustment	434	(465)	1,221	(1,414)
Total comprehensive (loss) income	$(301)	$3,561	$(6,182)	$7,999

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net (loss) income	$(7,403)	$9,413
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	13,595	12,530
Stock-based compensation expense	1,367	2,785
Amortization of debt issuance costs and debt discount	1,461	1,437
Excess tax benefits from stock-based compensation	—	(526)
Deferred income taxes	(863)	(445)
Other, net	(209)	220
Changes in operating assets and liabilities:
Accounts receivable	(10,681)	9,053
Inventories	1,186	1,978
Prepaid expenses and other assets	709	(32)
Income taxes	(4,470)	4,522
Accounts payable	2,319	(4,352)
Accrued expenses	(2,384)	1,699
Deferred revenue and customer deposits	(1,957)	1,307
Other liabilities	402	183
Cash (used in) provided by operating activities	(6,928)	39,772
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(7,808)	(12,369)
Cash used in investing activities	(7,808)	(12,369)
Financing activities
Payment of Sellers Note	—	(9,000)
Common stock repurchased	—	(6,008)
Dividends paid on common stock	(7,537)	(5,031)
Taxes withheld and paid on stock-based compensation awards	(341)	—
Excess tax benefits from stock-based compensation	—	526
Cash used in financing activities	(7,878)	(19,513)
Effect of exchange rates on cash	474	(226)
Net (decrease) increase in cash and cash equivalents	(22,140)	7,664
Cash and cash equivalents, beginning of period	36,955	13,606
Cash and cash equivalents, end of period	$14,815	$21,270
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,719	$10,718
Income taxes, net payments	$1,437	$1,113

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are measured at the lower of cost or net realizable value (determined on the first-in, first-out or specific identification basis) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-11, Inventory—Simplifying the Measurement of Inventory, which the Company adopted on January 1, 2017. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this standard did not impact the Company’s financial position, results of operations or cash flows during either the three or nine months ended September 30, 2017.

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

Recently Issued Accounting Pronouncements

The FASB issued ASU 2014-09, Revenue from Contracts with Customers, in May 2014, as amended by ASU 2016-12 Narrow-scope Improvements and Practical Expedients, in May 2016. ASU 2014-09, as amended, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB deferred the effective date to annual reporting periods beginning after December 15, 2017, and interim reporting periods within those periods. The Company plans to implement the provisions of ASU 2014-09, as amended, as of January 1, 2018 using the modified retrospective transition method, with the cumulative effect of initial adoption recognized at the date of initial application.  The Company is currently assessing the impact that the future adoption of ASU 2014-09, as amended, will have on its condensed consolidated financial statements. The Company believes it meets the criteria for recognizing certain performance obligations over time, as much of its finished product provides value to only a specified customer, has no alternative use, and the Company has the right to payment for work completed on such items. After the adoption of ASU 2014-09, the Company would plan to expense the costs of these performance obligations over time and apply a margin to estimate associated revenues. The Company is evaluating the required changes to its business and accounting processes, and internal controls to support recognition and disclosures under the new standard.

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

In January 2017, the FASB issued ASU 2017-04,  Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment to simplify the method of measuring a goodwill impairment charge in the event a reporting unit’s carrying amount exceeds its fair value. In those circumstances, the new standard requires the Company to recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company cannot predict if or when such an impairment charge may occur, or the amount of any potential impairment, and is currently evaluating the potential impact that the adoption of ASU 2017-04 will have on its results of operations, financial position and condensed consolidated financial statements. The Company is required to adopt the new standard on January 1, 2020, with early adoption permitted.

2. Inventories

Inventories are summarized below:

	September 30, 2017	December 31, 2016

Raw materials	$6,239	$8,206
Work-in-process	8,516	6,340
Finished goods	3,882	4,823
	$18,637	$19,369

3. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	September 30, 2017	December 31, 2016

Buildings	$2,298	$2,077
Machinery and equipment	62,277	59,464
Furniture, fixtures and computer equipment	7,445	6,634
Leasehold improvements	19,562	18,655
Construction in progress	3,775	1,136
	95,357	87,966
Less accumulated depreciation and amortization	(44,037)	(34,547)
	$51,320	$53,419

Amounts recorded for the depreciation of plant, equipment and leasehold improvements was $3,233 and $3,098 for the three months ended September 30, 2017 and 2016, respectively, and $9,917 and $9,124 for the nine months ended September 30, 2017 and 2016, respectively.

4. Goodwill and Other Intangible Assets

The Company’s goodwill by reportable segment at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017	December 31, 2016
U.S. Debit and Credit	$64,330	$64,330
U.K. Limited	6,413	5,908
Other	1,895	1,758
	$72,638	$71,996

The change in goodwill from December 31, 2016 to September 30, 2017 was a result of foreign currency translation adjustments.

Intangible assets consist of customer relationships, technology and software, non-compete agreements and trademarks. The changes in the cost basis of the intangibles from December 31, 2016 to September 30, 2017 are related to foreign currency translation adjustments. Intangible amortization expense was $1,227 and $1,132 for the three months ended September 30, 2017 and 2016, respectively, and $3,678 and $3,406 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017 and December 31, 2016, intangible assets, excluding goodwill, were comprised of the following:

				September 30, 2017			December 31, 2016
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$59,293	$(23,787)	$35,506	$58,994	$(20,972)	$38,022
Technology and software	7	to	10	7,101	(2,863)	4,238	7,101	(2,167)	4,934
Non-compete agreements	5	to	8	491	(375)	116	491	(331)	160
Trademarks	7.5	to	10	3,330	(390)	2,940	3,330	(98)	3,232
Intangible assets subject to amortization				$70,215	$(27,415)	$42,800	$69,916	$(23,568)	$46,348

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of September 30, 2017 is as follows:

2017 (remaining 3 months)	$1,228
2018	4,913
2019	4,893
2020	4,853
2021	4,582
Thereafter	22,331
$42,800

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

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets are as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at September 30, 2017
	September 30,	September 30,	(Using Fair Value Hierarchy)
	2017	2017	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$223,438	$—	$223,438	$—

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2016
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2016	2016	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$290,625	$—	$290,625	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 6, “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents approximate fair value due to their short maturities.

6. Long-Term Debt and Credit Facility

As of September 30, 2017 and December 31, 2016, long-term debt and credit facilities consist of the following:

	Interest	September 30,	December 31,
	Rate (1)	2017	2016
First lien term loan facility (1)	5.96%	$312,500	$312,500
Unamortized discount		(3,290)	(3,795)
Unamortized deferred financing costs		(5,827)	(6,783)
Long-term debt		$303,383	$301,922

(1)   Interest rate at September 30, 2017.  Interest rate at December 31, 2016 was 5.50%.

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times trailing twelve month Adjusted EBITDA, as defined in the agreement. As of September 30, 2017, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.  As of September 30, 2017, the Company does not expect to have a required excess cash flow payment related to 2017.

As of September 30, 2017, the Company did not have any outstanding amounts under the Revolving Credit Facility, and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of September 30, 2017 and December 31, 2016, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines.  The Company has accrued interest of $4,192 and $3,858, recorded within “Accrued expenses” on the Condensed Consolidated Balance Sheets as of September 30, 2017, and December 31, 2016, respectively.

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

7. Income Taxes

During the three months ended September 30, 2017, the Company recognized an income tax benefit of $755 on a pre-tax loss of $1,490, representing an effective income tax rate of 50.7%, compared to an income tax expense of $2,541 on pre-tax income of $6,567, representing an effective tax rate of 38.7% during the three months ended September 30, 2016.  During the nine months ended September 30, 2017, the Company recognized an income tax benefit of $3,893 on a pre-tax loss of $11,296, representing an effective income tax rate of 34.5%, compared to an income tax expense of $5,194 on pre-tax income of $14,607, representing an effective tax rate of 35.6% during the nine months ended September 30, 2016.

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

The Company’s tax returns are subject to audits by U.S. federal, state, and foreign tax authorities.  During March 2017, the Company was notified that the Internal Revenue Service ("IRS") would examine its 2014 United States federal income tax return. During August 2017, the Company was notified that the IRS has completed the examination and made no adjustments to the Company’s reported tax.

8. Stockholders’ Equity

During the three and nine months ended September 30, 2017, the Company paid dividends of $2,511 and $7,537, respectively, representing $0.045 and $0.135 per share, respectively.  During August 2017, the Company discontinued its quarterly dividend of $0.045 per share.

On May 11, 2016, the Board of Directors approved a stock repurchase program that authorized repurchases of the Company’s common stock up to $20,000, limited to a maximum of 2,827,105 shares, prior to May 11, 2017.  The stock repurchase program expired by its terms during May 2017.  During the three and nine months ended September 30, 2017, there were no common shares repurchased.

9. (Loss) Earnings per Share

Basic and diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(735)	$4,026	$(7,403)	$9,413
Denominator:
Basic-weighted-average common shares outstanding	55,639,551	55,255,239	55,558,825	55,999,722
Diluted-weighted-average common shares outstanding	55,639,551	55,508,684	55,558,825	56,232,195

Basic and Diluted (Loss) earnings per share:	$(0.01)	$0.07	$(0.13)	$0.17

The Company reported a net loss for the three and nine months ended September 30, 2017.  Accordingly, the potentially dilutive effect of 4,765,224 stock options and 263,323 restricted stock units has been excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

10. Commitments and Contingencies

Commitments

The Company incurred rent expense under non-cancellable operating leases of $970 and $907 for the three months ended September 30, 2017 and 2016, respectively, and $2,875 and $2,541 for the nine months ended September 30, 2017 and 2016, respectively.

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

On November 16, 2016, the Company filed a motion to dismiss the amended complaint, which was denied by the court on October 30, 2017.  The Company believes these claims are without merit and intends to defend the actions vigorously. Given the current stage of these matters, the range of potential loss is not probable or estimable and no accrual has been recognized as of September 30, 2017 or December 31, 2016.

Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case. This suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015.  The complaint alleged that the Company infringed a now-expired Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard.  The Company successfully moved to transfer the lawsuit to the District of Colorado, answered the complaint, and filed counterclaims that the asserted patent was invalid and unenforceable, and that Gemalto’s lawsuit was a “sham” intended to interfere with the Company’s IPO and business relationships.  Gemalto answered the Company’s counterclaims in February 2016.  In March 2016, Gemalto provided specific infringement contentions, which named CPI products that incorporate microchips supplied by two specific vendors.

On May 31, 2016, the Company filed an Inter Partes Review ("IPR") petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”), seeking re-examination of Gemalto’s asserted patent. On July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims. The petition was granted as to all of the independent claims of Gemalto’s patent on November 9, 2016.  The PTAB also granted the Company’s petition as to certain dependent claims, which are claims that rely upon and incorporate an independent claim. The PTAB heard oral argument on the IPR on August 4, 2017. No decision has yet been rendered.

            Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleged that the Company infringed a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. Gemalto provided initial infringement contentions to the Company in July 2016, and amended its contentions in October 2016. During May 2017, the Company filed an IPR petition with the PTAB, seeking re-examination of Gemalto’s asserted patent.  The PTAB has not yet ruled on the Company’s petition.

On September 28, 2017, the Company reached a settlement with Gemalto to resolve both lawsuits. Under the terms of the settlement, the Company has agreed to make a one-time payment of $750 in the fourth quarter of 2017. The settlement will result in the dismissal of both lawsuits with prejudice. The settlement also includes a mutual covenant not to sue for a period of 18 months. The Company previously had accrued a $1,000 loss contingency, which does not include any potential indemnity or other third-party recoveries.  As a result of the settlement, the Company has recorded a $250 reduction to its previously recorded loss contingency, which is recorded in “Selling, General and Administrative” expenses in the Condensed Consolidated Statement of Operations during the three months ended September 30, 2017.  The net expense recognized for this contingency during the nine months ended September 30, 2017 was $750.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

11. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

 During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 4,000,000 shares of common stock for issuance under the Omnibus Plan.  Effective September 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 2,000,000, subject to the effectiveness of stockholder approval under the applicable law, after which the Company will have reserved 6,000,000 shares of common stock for issuance.  As of September 30, 2017, there were 827,378 shares available for grant under the Omnibus Plan.

During the three months ended September 30, 2017, the Company granted awards of non-qualified stock options for 2,780,147 shares of common stock, of which 1,230,173 are contingent upon the effectiveness of stockholder approval of the Omnibus Plan amendment, as described above.  The third quarter 2017 stock option awards were made in lieu of the regular cycle of Omnibus Plan awards that the Company would have otherwise made in the first quarter of 2018, and also in conjunction with the appointment of the Company’s President and Chief Executive Officer.  During the nine months ended September 30, 2017, the Company granted awards of non-qualified stock options for 3,565,517 shares of common stock, of which 1,230,173 are contingent upon the effectiveness of stockholder approval of the Omnibus Plan amendment, as described above.  All stock option grants have a 10-year term, and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date. As of September 30, 2017, there are 28,125 exercisable options outstanding under the Omnibus Plan. Outstanding stock options under the Omnibus Plan, including the contingent option awards discussed above, are as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2016	1,437,508	$8.62
Granted	3,565,517	1.77
Forfeited	(270,801)	9.20
Outstanding as of September 30, 2017	4,732,224	$3.41	9.45

Unvested options as of September 30, 2017 will vest as follows:

2017	273,863
2018	1,584,148
2019	1,553,511
2020	1,280,440
2021	12,137
Total unvested options as of September 30, 2017	4,704,099

The fair value of the stock option awards granted during the nine months ended September 30, 2017, was determined using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine Months
Ended
September
30, 2017
Expected term in years	6.0
Volatility	31.9%
Risk-free interest rate	2.0%
Dividend yield (1)	0.9%

(1)	Represents the weighted-average dividend yield for grants made during the nine month period ended September 30, 2017. The Company discontinued its quarterly dividend program during August 2017.

The Company did not grant any awards of restricted stock units during the three months ended September 30, 2017.  During the nine months ended September 30, 2017, the Company granted awards of restricted stock units for 239,446 shares of common stock. The restricted stock units contain conditions associated with continued employment or service.  The majority of the restricted stock units granted will vest in one year or three years from the date of grant.  On the vesting date, shares of common stock will be issued to the award recipients.

The following table summarizes the changes in the number of outstanding restricted stock units for the nine month period ended September 30, 2017:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2016	270,466	$7.13
Granted	239,446	3.11
Vested	(240,688)	7.30
Forfeited	(5,901)	4.35
Outstanding as of September 30, 2017	263,323	$3.38

During the nine months ended September 30, 2017, the Company granted awards of 932,837 cash performance units with a grant date fair value of $663. There were no awards of cash performance units granted during the three months ended September 30, 2017.  These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The cash performance units were valued using a Monte Carlo simulation.  The Monte Carlo model used the following valuation assumptions based on the 3-year term of the awards: leverage adjusted peer volatility of 48%, risk free rate of 1.5%, and a dividend yield of 4.0%.  The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and remeasured to fair value at the end of each reporting period.  As of September 30, 2017, the Company recognized a liability of $75 in “Accrued expenses” and $62 in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet for unsettled cash performance units.

The following table summarizes the changes in the number of outstanding cash performance units for the nine month period ended September 30, 2017:

		Weighted-Average
	Units	Grant Date Fair Value

Outstanding as of December 31, 2016	—	$—
Granted	932,837	0.71
Vested	—	—
Forfeited	(77,746)	0.71
Outstanding as of September 30, 2017	855,091	$0.71

Compensation expense for the Omnibus Plan for the three months ended September 30, 2017 and 2016 was $507 and $840, respectively, and was $1,738 and $2,045, during the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, the total unrecognized compensation expense related to unvested options, restricted stock units, and cash performance unit awards under the Omnibus Plan was $2,885, which the Company expects to recognize over an estimated weighted average period of 1.8 years.

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

As a result of the Company’s adoption of the Omnibus Plan, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of September 30, 2017.

The following table summarizes the changes in the number of outstanding stock options under the Option Plan for the nine months ended September 30, 2017:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Term
	Options	Exercise Price	(in Years)

Outstanding and Exercisable as of December 31, 2016	216,334	$0.0004
Granted	—	—
Exercised	(183,334)	0.0004
Forfeited	—	—
Outstanding and Exercisable as of September 30, 2017	33,000	$0.0005	5.66

There was no compensation expense related to options previously granted under the Option Plan for the three and nine months ended September 30, 2017, as all options were fully vested.  The aggregate intrinsic value of stock option awards outstanding and exercisable under the Option Plan as of September 30, 2017 was $39.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 191,664 restricted shares of common stock to executives with a weighted-average grant date fair value of $9.48 per share.  There was no activity relating to restricted common stock for the three months ended September 30, 2017, and there are no outstanding unvested shares of restricted common stock as of September 30, 2017. The terms of the unvested restricted shares of common stock provided voting and regular dividend rights to the holders, and accordingly are included in weighted-average shares outstanding in the Company’s basic (loss) earnings per share calculation.  See Note 9, “(Loss) Earnings per Share”.

During the nine months ended September 30, 2017, of the remaining 94,864 of unvested restricted stock awards that were outstanding, 47,432 shares vested, and the remaining 47,432 shares were forfeited.  The executive who held the remaining 94,864 unvested restricted shares changed employment status to a consultant during the first quarter of 2017, and accordingly, the Company remeasured the awards on the date of the change in employment status and reduced stock-based compensation expense by $143. There was no compensation expense recorded for these awards during the three months ended September 30, 2017, and compensation expense related to these awards for the nine months ended September 30, 2017 was $(371).  Compensation expense related to these awards for the three and nine months ended September 30, 2016 was $94 and $740, respectively.

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

As of September 30, 2017, the Company’s reportable segments are as follows:

    U.S. Debit and Credit;

    U.S. Prepaid Debit; and

    U.K. Limited.

The “Other” category includes the Company’s corporate headquarters and a less significant operating segment that derives its revenue from the production of Financial Payment Cards and retail gift cards in Canada.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Debit and Credit	$39,304	$49,156	$121,017	$165,055
U.S. Prepaid Debit	19,935	23,087	42,146	47,419
U.K. Limited	7,047	7,675	23,644	21,896
Other	2,661	2,710	8,390	9,530
Intersegment eliminations	(903)	(1,426)	(5,299)	(2,580)
Total:	$68,044	$81,202	$189,898	$241,320

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
U.S. Debit and Credit	$6,476	$12,917	$22,379	$43,242
U.S. Prepaid Debit	7,606	8,593	12,698	15,417
U.K. Limited	403	942	2,295	1,841
Other	(6,210)	(6,647)	(19,543)	(18,254)
Total:	$8,275	$15,805	$17,829	$42,246

The following table provides a reconciliation of total segment EBITDA to net (loss) income for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total segment EBITDA	$8,275	$15,805	$17,829	$42,246
Interest, net	(5,305)	(5,008)	(15,530)	(15,109)
Income tax benefit (expense)	755	(2,541)	3,893	(5,194)
Depreciation and amortization	(4,460)	(4,230)	(13,595)	(12,530)
Net (loss) income	$(735)	$4,026	$(7,403)	$9,413

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016

U.S. Debit and Credit	$182,454	$205,417
U.S. Prepaid Debit	33,124	23,509
U.K. Limited	23,443	26,060
Other	12,487	9,434
Total assets:	$251,508	$264,420

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

U.S.	$1,081	$4,757	$6,131	$11,580
Canada	38	47	161	208
Total North America	1,119	4,804	6,292	11,788
U.K.	61	374	1,390	1,165
Total plant, equipment and leasehold improvement additions	$1,180	$5,178	$7,682	$12,953

Net Sales to Geographic Locations

Net sales to geographic locations for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

U.S.	$59,011	$69,573	$159,161	$205,027
Canada	2,048	2,792	6,831	10,221
Total North America	61,059	72,365	165,992	215,248
U.K.	6,155	7,910	20,047	22,697
Other (a)	830	927	3,859	3,375
Total net sales	$68,044	$81,202	$189,898	$241,320

(a)    Amounts in Other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016

U.S.	$151,015	$157,773
Canada	3,002	2,899
Total North America:	154,017	160,672
U.K.	12,741	11,091
Total long-lived assets	$166,758	$171,763

Net Sales by Product and Services

Net sales from products and services sold by the Company for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Product net sales (a)	$31,417	$37,482	$95,005	$132,535
Services net sales (b)	36,627	43,720	94,893	108,785
Total net sales:	$68,044	$81,202	$189,898	$241,320

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

Cautionary Statement Regarding Forward-Looking Information

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Company’s financial position, business strategy and the plans, objectives, expectations, or assumptions of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “continue,” “project,” “plan,” “foresee,” and other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to: system security risks, data protection breaches and cyber-attacks; market acceptance of developing technologies that make our existing technology solutions and products less relevant; a slower or less widespread continued adoption of contact and dual-interface EMV technology than we anticipate; failure to identify, attract and retain new customers or a failure to maintain our relationships with our major customers; competition and/or price erosion in the payment card industry; failure to accurately predict demand for our products and services; extension of card expiration cycles; our failure to operate our business in accordance with the PCI security standards or other industry standards such as Payment Card Brand certification standards; infringement on our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; difficulties in production quality and process; defects in our software;  a decline in U.S. and global market and economic conditions; our substantial indebtedness;  failure to meet our customers’ demands in a timely manner; potential imposition of tariffs and/or trade restrictions on goods imported into the United States; economic conditions and regulatory changes leading up to and following the United Kingdom’s likely exit from the European Union; costs relating to product defects; our dependence on licensing arrangements; inability to renew leases for our facilities; interruptions in our IT systems or production capabilities; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; non-compliance with, and changes in, laws in foreign jurisdictions in which we operate and sell our products; challenges related to our acquisition strategy; our dependence on specialized equipment from third party suppliers; a competitive disadvantage resulting from chip operating systems developed by our competitors; continued viability of the Payment Card Brands; quarterly variation in our operating results; and other risks and other risk factors or uncertainties identified from time to time in our filings with the SEC. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 2, 2017. CPI Card Group Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net sales:
Products	$31,417	$37,482	$95,005	$132,535
Services	36,627	43,720	94,893	108,785
Total net sales	68,044	81,202	189,898	241,320
Cost of sales	47,068	52,139	133,542	159,858
Gross profit	20,976	29,063	56,356	81,462
Operating expenses	17,480	17,367	52,702	51,571
Income from operations	3,496	11,696	3,654	29,891
Other expense, net:
Interest, net	(5,305)	(5,008)	(15,530)	(15,109)
Foreign exchange gain (loss)	314	(124)	568	(192)
Other income, net	5	3	12	17
(Loss) income before taxes	(1,490)	6,567	(11,296)	14,607
Income tax benefit (expense)	755	(2,541)	3,893	(5,194)
Net (loss) income	$(735)	$4,026	$(7,403)	$9,413

Segment Discussion

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

Net Sales

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$39,304	$49,156	$(9,852)	(20.0)%
U.S. Prepaid Debit	19,935	23,087	(3,152)	(13.7)%
U.K. Limited	7,047	7,675	(628)	(8.2)%
Other	2,661	2,710	(49)	(1.8)%
Eliminations	(903)	(1,426)	523	*
Total	$68,044	$81,202	$(13,158)	(16.2)%

* Not meaningful

Net sales for the three months ended September 30, 2017 decreased $13.2 million, or 16.2%, to $68.0 million compared to $81.2 million for the three months ended September 30, 2016.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended September 30, 2017 decreased $9.9 million, or 20.0%, to $39.3 million compared to $49.2 million for the three months ended September 30, 2016. The decrease in net sales was primarily due to a $4.9 million decrease in EMV related revenue and a $3.6 million decrease in card personalization and fulfillment.

The decrease in EMV revenue is the result of continued softness in demand for EMV cards, particularly with large issuer and processor customers.  For the three months ended September 30, 2017, we sold 19.5 million EMV cards at an average selling price (“ASP”) of $0.86, compared to 22.6 million EMV cards at an ASP of $0.96 for the three months ended September 30, 2016.  The decrease in ASP during the three months ended September 30, 2017 compared to 2016 is due to lower prices, primarily experienced in the large issuer market from increased competition, partially offset by favorable net pricing impacts of customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended September 30, 2017 decreased $3.2 million, or 13.7%, to $19.9 million compared to $23.1 million for the three months ended September 30, 2016 resulting from net decreased volumes across our customer base, partially offset by higher net sales related to CPI on Demand (formerly “Print on Demand”) services.

U.K. Limited:

U.K. Limited net sales for the three months ended September 30, 2017 decreased $0.6 million, or 8.2%, to $7.0 million compared to $7.7 million for the three months ended September 30, 2016.  The lower net sales resulted from a prior year loyalty card project which did not recur during the three months ended September 30, 2017, partially offset by higher retail gift card net sales.

Other:

Other Net Sales were $2.7 million in both the three months ended September 30, 2017 and 2016.

Cost of Sales

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$28,565	$32,063	$(3,498)	(10.9)%
U.S. Prepaid Debit	12,228	13,919	(1,691)	(12.1)%
U.K. Limited	5,513	5,506	7	0.1%
Other	1,931	2,021	(90)	(4.5)%
Eliminations	(1,169)	(1,370)	201	*
Total	$47,068	$52,139	$(5,071)	(9.7)%

* Not meaningful

Cost of sales for the three months ended September 30, 2017 decreased $5.1 million, or 9.7%, to $47.1 million compared to $52.1 million for the three months ended September 30, 2016.

U.S. Debit and Credit:

Cost of sales for U.S. Debit and Credit for the three months ended September 30, 2017 decreased $3.5 million, or 10.9%, to $28.6 million compared to $32.1 million for the three months ended September 30, 2016.  The decrease was primarily due to lower EMV chip card sales volumes, resulting in lower corresponding manufacturing costs.  Decreases in card personalization and fulfillment sales and lower per unit EMV chip prices also contributed to the decrease in cost of sales in the quarter.

U.S. Prepaid Debit:

Cost of sales for U.S. Prepaid Debit for the three months ended September 30, 2017 decreased $1.7 million, or 12.1%, to $12.2 million compared to $13.9 million for the three months ended September 30, 2016.  The decrease was a result of decreased sales volumes, partially offset by increased costs related to the continued ramp-up of our CPI on Demand services.

U.K. Limited:

U.K. Limited cost of sales were $5.5 million in both the three months ended September 30, 2017 and 2016. Lower cost of sales resulting from lower sales volumes during the three months ended September 30, 2017 were offset by higher overhead and per unit materials costs compared to the three months ended September 30, 2016.

Other:

Cost of sales in Other decreased $0.1 million, or 4.5%, to $1.9 million during the three months ended September 30, 2017 compared to $2.0 million in the three months ended September 30, 2016.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
		% of 2017		% of 2016
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$10,739	27.3%	$17,093	34.8%	$(6,354)	(37.2)%
U.S. Prepaid Debit	7,707	38.7%	9,168	39.7%	(1,461)	(15.9)%
U.K. Limited	1,534	21.8%	2,169	28.3%	(635)	(29.3)%
Other	996	*	633	*	363	*
Total	$20,976	30.8%	$29,063	35.8%	$(8,087)	(27.8)%

Gross profit for the three months ended September 30, 2017 decreased $8.1 million, or 27.8%, to $21.0 million compared to $29.1 million for the three months ended September 30, 2016. Gross profit margin for the three months ended September 30, 2017 decreased to 30.8% compared to 35.8% for the three months ended September 30, 2016.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended September 30, 2017 decreased $6.4 million, or 37.2%, to $10.7 million compared to $17.1 million during the three months ended September 30, 2016. The decrease in gross profit for U.S. Debit and Credit was driven primarily by the reduction in net sales. Gross profit margin for U.S. Debit and Credit for the three months ended September 30, 2017 decreased to 27.3% compared to 34.8% for the same period in the prior year due to lower overhead cost absorption attributed to reduced volumes.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended September 30, 2017 decreased 15.9% to $7.7 million compared to $9.2 million for the three months ended September 30, 2016 attributed primarily to decreased sales volumes, and to a lesser extent, the increased costs to ramp up CPI on Demand services discussed above.  Gross profit margin for U.S. Prepaid Debit for the three months ended September 30, 2017 decreased to 38.7% compared to 39.7% for the three months ended September 30, 2016, primarily due to increased costs to ramp up CPI on Demand services.

U.K. Limited:

Gross profit for U.K. Limited decreased 29.3% in the three months ended September 30, 2017 to $1.5 million compared to $2.2 million for the three months ended September 30, 2016, primarily due to the decreased sales activity described above. Gross profit margin for U.K. Limited was 21.8% during the three months ended September 30, 2017 compared to the gross profit margin of 28.3% during the three months ended September 30, 2016 as a result of decreased leverage of operating expenses from decreased sales.

Other:

Other gross profit during the three months ended September 30, 2017 was $1.0 million compared to $0.6 million during the same period in 2016.

Operating Expenses

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$6,407	$6,324	$83	1.3%
U.S. Prepaid Debit	797	1,154	(357)	(30.9)%
U.K. Limited	1,333	1,328	5	0.4%
Other	8,943	8,561	382	4.5%
Total	$17,480	$17,367	$113	0.7%

Operating expenses for the three months ended September 30, 2017 increased $0.1 million, or 0.7%, to $17.5 million compared to $17.4 million for the three months ended September 30, 2016.

U.S. Debit and Credit operating expenses were $6.4 million in the three months ended September 30, 2017 compared to $6.3 million in the three months ended September 30, 2016 due to increased salaries and benefits to support the card personalization business.

U.S. Prepaid Debit operating expenses decreased $0.4 million, or 30.9%, primarily driven by lower administrative headcount.

U.K. Limited operating expenses were $1.3 million in both the three months ended September 30, 2017 and 2016.

Other operating expenses during the three months ended September 30, 2017 increased $0.4 million compared to the three months ended September 30, 2016.  The net increase primarily resulted from increased legal costs of $1.2 million, primarily due to increased litigation expenses, partially offset by decreased stock-based compensation expense of $0.4 million and other compensation costs of $0.4 million.

Income from Operations and Operating Margin

	Three Months Ended September 30,
		% of 2017		% of 2016
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$4,332	11.0%	$10,769	21.9%	$(6,437)	(59.8)%
U.S. Prepaid Debit	6,910	34.7%	8,014	34.7%	(1,104)	(13.8)%
U.K. Limited	201	2.9%	841	11.0%	(640)	(76.1)%
Other	(7,947)	*	(7,928)	*	(19)	*
Total	$3,496	5.1%	$11,696	14.4%	$(8,200)	(70.1)%

* Not meaningful

Income from operations for the three months ended September 30, 2017 decreased $8.2 million, or 70.1%, to $3.5 million compared to $11.7 million for the three months ended September 30, 2016. Operating profit margin for the three months ended September 30, 2017 decreased to 5.1% compared to 14.4% for the three months ended September 30, 2016.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended September 30, 2017 decreased $6.4 million, or 59.8%, to $4.3 million compared to $10.8 million for the three months ended September 30, 2016 due primarily to the lower sales volumes. Operating margins for the three months ended September 30, 2017 decreased to 11.0% compared to 21.9% for the three months ended September 30, 2016 due primarily to the lower sales volumes, and the resulting lower overhead cost absorption discussed above.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended September 30, 2017 decreased 13.8% to $6.9 million compared to $8.0 million for the three months ended September 30, 2016 due to decreased sales volumes and increased costs to ramp up CPI on Demand services, partially offset by the decreased administrative salaries discussed above. U.S. Prepaid Debit operating income margins were 34.7% in both the three months ended September 30, 2017 and 2016.

U.K. Limited:

Income from operations for U.K. Limited for the three months ended September 30, 2017 was $0.2 million during the three months ended September 30, 2017, representing a $0.6 million decrease compared to the three months ended September 30, 2016.  The decrease was due to the decreased sales described above.  Operating margins decreased to 2.9% during the three months ended September 30, 2017 compared to 11.0% during the three months ended September 30, 2016 as a result of decreased leverage of operating expenses from decreased sales.

Other:

The loss from operations in Other was $7.9 million in both the three months ended September 30, 2017 and 2016.

Interest, net:

Interest expense for the three months ended September 30, 2017 increased to $5.3 million compared to $5.0 million for the three months ended September 30, 2016. The additional interest expense resulting from the higher average interest rate on the First Lien Term Loan during the three months ended September 30, 2017 was partially offset by the reduction of interest expense associated with the Sellers’ Note, which was repaid during September 2016.

Income tax (benefit) expense:

During the three months ended September 30, 2017, there was an income tax benefit of $0.8 million on pre-tax losses of $1.5 million, compared with income tax expense of $2.5 million on pre-tax income of $6.6 million for the three months ended September 30, 2016.  Our effective tax rate differs in the current year period primarily due to the impact of state income taxes and excess tax benefits and deficiencies recorded directly to income tax benefit since the adoption of ASU 2016-09 on January 1, 2017.

Net (loss) income:

During the three months ended September 30, 2017, net loss was $0.7 million, compared to net income of $4.0 million during the three months ended September 30, 2016 primarily due to the lower sales volumes and higher operating expenses described above.

Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016

Net Sales

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$121,017	$165,055	$(44,038)	(26.7)%
U.S. Prepaid Debit	42,146	47,419	(5,273)	(11.1)%
U.K. Limited	23,644	21,896	1,748	8.0%
Other	8,390	9,530	(1,140)	(12.0)%
Eliminations	(5,299)	(2,580)	(2,719)	*
Total	$189,898	$241,320	$(51,422)	(21.3)%

Net sales for the nine months ended September 30, 2017 decreased $51.4 million, or 21.3%, to $189.9 million compared to $241.3 million for the nine months ended September 30, 2016.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the nine months ended September 30, 2017 decreased $44.0 million, or 26.7%, to $121.0 million compared to $165.1 million for the nine months ended September 30, 2016. The decrease in net sales was primarily driven by a $33.4 million decrease in EMV related revenue and a $7.3 million decrease in card personalization and fulfillment, as well as a decrease in non-EMV and other sales.

The decrease in EMV revenue is the result of continued softness in demand for EMV cards, particularly with large issuer and processor customers.  For the nine months ended September 30, 2017, we sold 56.6 million EMV cards at an ASP of $0.85 compared to 86.5 million EMV cards at an ASP of $0.94 for the nine months ended September 30, 2016.  The decrease in ASP during the nine months ended September 30, 2017 compared to 2016 is due to lower prices, primarily experienced in the large issuer market from increased competition, partially offset by favorable net pricing impacts of customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the nine months ended September 30, 2017 decreased $5.3 million, or 11.1%, to $42.1 million compared to $47.4 million for the nine months ended September 30, 2016. The decrease was driven primarily by decreased sales activity associated with a delay in the roll out of a packaging design refresh related to one of our larger customers.  Also contributing to the decrease were lower average selling prices across our customer base.

U.K. Limited:

Net sales for U.K. Limited for the nine months ended September 30, 2017 increased $1.7 million, or 8.0%, to $23.6 million compared to $21.9 million for the nine months ended September 30, 2016.  Increased sales were driven by an RFID loyalty card order produced for a large U.K. retail customer, partially offset by the impact of foreign currency exchange rate fluctuations and decreased sales activity of retail gift and other cards.   Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a $2.2 million reduction of net sales in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Other:

Net sales for Other decreased $1.1 million, or 12.0%, to $8.4 million during the nine months ended September 30, 2017 compared to $9.5 million in the nine months ended September 30, 2016, relating primarily to one of our largest customers refreshing its card designs during the prior year resulting in higher net sales during the nine months ended September 30, 2016 compared to the nine months ended September 30, 3017.

Cost of Sales

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$85,886	$109,091	$(23,205)	(21.3)%
U.S. Prepaid Debit	28,676	30,018	(1,342)	(4.5)%
U.K. Limited	18,042	16,079	1,963	12.2%
Other	6,357	7,123	(766)	(10.8)%
Eliminations	(5,419)	(2,453)	(2,966)	*
Total	$133,542	$159,858	$(26,316)	(16.5)%

Cost of sales for the nine months ended September 30, 2017 decreased $26.3 million, or 16.5%, to $133.5 million compared to $159.9 million for the nine months ended September 30, 2016.

U.S. Debit and Credit:

Cost of sales for U.S. Debit and Credit for the nine months ended September 30, 2017 decreased $23.2 million, or 21.3%, to $85.9 million compared to $109.1 million for the nine months ended September 30, 2016.  The decrease was driven by lower EMV chip card sales volumes resulting in lower corresponding EMV manufacturing costs.  Lower per unit EMV chip prices and decreases in card personalization and fulfillment sales also contributed to the decrease in cost of sales.

U.S. Prepaid Debit:

Cost of sales for U.S. Prepaid Debit for the nine months ended September 30, 2017 decreased $1.3 million, 4.5%, to $28.7 million compared to $30.0 million for the nine months ended September 30, 2016. The decrease was primarily a result of decreased sales volumes, partially offset by increased costs to ramp up CPI on Demand services.

U.K. Limited:

Cost of sales for U.K. Limited was $18.0 million during the nine months ended September 30, 2017, an increase of 12.2% from $16.1 million during the nine months ended September 30, 2016. The increase in cost of sales related to increased net sales activity, partially offset by $1.7 million of foreign currency exchange rate fluctuations between the United States dollar and the British Pound.

Other:

Cost of sales in Other decreased $0.8 million, or 10.8%, to $6.4 million during the nine months ended September 30, 2017 compared to $7.1 million in the nine months ended September 30, 2016 due to lower manufacturing costs corresponding to the decreased net sales noted above.

Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
		% of		% of
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$35,131	29.0%	$55,964	33.9%	$(20,833)	(37.2)%
U.S. Prepaid Debit	13,470	32.0%	17,401	36.7%	(3,931)	(22.6)%
U.K. Limited	5,602	23.7%	5,817	26.6%	(215)	(3.7)%
Other	2,153	*	2,280	*	(127)	*
Total	$56,356	29.7%	$81,462	33.8%	$(25,106)	(30.8)%

Gross profit for the nine months ended September 30, 2017 decreased $25.1 million, or 30.8%, to $56.4 million compared to $81.5 million for the nine months ended September 30, 2016. Gross profit margin for the nine months ended September 30, 2017 decreased to 29.7% compared to 33.8% for the nine months ended September 30, 2016.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the nine months ended September 30, 2017 decreased $20.8 million, or 37.2%, to $35.1 million compared to $56.0 million during the nine months ended September 30, 2016. The decrease in gross profit for U.S. Debit and Credit was primarily a result of decreased EMV revenues and decreased sales from our card personalization and fulfillment services. Gross profit margin for the U.S. Debit and Credit segment for the nine months ended September 30, 2017 decreased to 29.0% compared to 33.9% for the nine months ended September 30, 2016 due to lower overhead cost absorption attributed to reduced production volumes.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the nine months ended September 30, 2017 decreased 22.6% to $13.5 million compared to $17.4 million for the nine months ended September 30, 2016. The decrease in gross profit was primarily due to the decrease in net sales and increased costs to ramp up CPI on Demand services. Gross profit margin for U.S. Prepaid Debit for the nine months ended September 30, 2017 decreased to 32.0% compared to 36.7% for the nine months ended September 30, 2016 due to increased costs to ramp up CPI on Demand services and lower overhead cost absorption during the first quarter of 2017.

U.K. Limited:

Gross profit for U.K. Limited for the nine months ended September 30, 2017 decreased 3.7% to $5.6 million compared to $5.8 million during the nine months ended September 30, 2016. The decrease in gross profit was driven by $0.5 million of foreign currency exchange rate fluctuations, partially offset by the increase in net sales described above. Gross profit margin for U.K. Limited for the nine months ended September 30, 2017 decreased to 23.7% compared to 26.6% for the nine months ended September 30, 2016, primarily due to customer mix.

Other:

Other gross profit during the nine months ended September 30, 2017 decreased to $2.2 million compared to $2.3 million during the nine months ended September 30, 2016.  The decrease was primarily due to decreased net sales in Canada.

Operating Expenses

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$19,333	$18,957	$376	2.0%
U.S. Prepaid Debit	2,959	3,719	(760)	(20.4)%
U.K. Limited	3,972	4,321	(349)	(8.1)%
Other	26,438	24,574	1,864	7.6%
Total	$52,702	$51,571	$1,131	2.2%

Operating expenses for the nine months ended September 30, 2017 increased $1.1 million, or 2.2%, to $52.7 million compared to $51.6 million for the nine months ended September 30, 2016.

The $0.4  million increase in U.S. Debit and Credit was primarily driven by increased salaries and benefits to support the card personalization business.

The $0.8 million decrease in U.S. Prepaid Debit operating expenses was primarily driven by lower administrative headcount.

U.K. Limited operating expenses decreased by $0.3 million, or 8.1%, due to foreign currency exchange rate fluctuations.

The $1.9 million increase in Other operating expenses was primarily due to increased legal costs of $2.3 million, primarily due to increased litigation expenses, and increased software and other expenses of $1.0 million, partially offset by a decrease of $1.4 million in stock-based compensation expense during the nine months ended September 30, 2017.

Income from Operations and Operating Margin

	Nine Months Ended September 30,
		% of		% of
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$15,798	13.1%	$37,007	22.4%	$(21,209)	(57.3)%
U.S. Prepaid Debit	10,511	24.9%	13,682	28.9%	(3,171)	(23.2)%
U.K. Limited	1,630	6.9%	1,496	6.8%	134	9.0%
Other	(24,285)	*	(22,294)	*	(1,991)	*
Total	$3,654	1.9%	$29,891	12.4%	$(26,237)	(87.8)%

Income from operations for the nine months ended September 30, 2017 decreased $26.2 million, or 87.8%, to $3.7 million compared to $29.9 million for the nine months ended September 30, 2016. Operating profit margin for the nine months ended September 30, 2017 decreased to 1.9% compared to 12.4% for the nine months ended September 30, 2016.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the nine months ended September 30, 2017 decreased $21.2 million, or 57.3%, to $15.8 million compared to $37.0 million for the nine months ended September 30, 2016 due primarily to lower sales. Operating margins for the nine months ended September 30, 2017 decreased to 13.1% compared to 22.4% for the nine months ended September 30, 2016, due primarily to lower sales, lower overhead cost absorption attributed to reduced sales volumes, and the increased operating expenses discussed above.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the nine months ended September 30, 2017 decreased $3.2 million, or 23.2%, to $10.5 million compared to $13.7 million for the nine months ended September 30, 2016 primarily due to the decrease in net sales and increased costs to ramp up CPI on Demand services, partially offset by lower operating expenses. Operating margins for the nine months ended September 30, 2017 decreased to 24.9% compared to 28.9% for the nine months ended September 30, 2016 due to increased costs to ramp up CPI on Demand services and lower overhead cost absorption in the first quarter of 2017, partially offset by lower operating expenses.

U.K. Limited:

Income from operations for U.K. Limited for the nine months ended September 30, 2017 increased to $1.6 million from $1.5 million during the nine months ended September 30, 2016 as a result of the increased sales activity, partially offset by foreign currency exchange rate fluctuations.  Operating margins increased to 6.9% during the nine months ended September 30, 2017 compared to 6.8% during the nine months ended September 30, 2016 as a result of lower operating expenses and better leverage of operating expenses from our increased sales.

Other:

The loss from operations in Other during the nine months ended September 30, 2017 was $24.3 million compared to $22.3 million in the nine months ended September 30, 2016.  The increased loss was primarily attributable to the higher corporate expenses, and to a lesser extent, the lower sales activity in Canada discussed above.

Interest, net:

Interest expense for the nine months ended September 30, 2017 increased to $15.5 million compared to $15.1 million for the nine months ended September 30, 2016. The additional interest expense resulting from the higher average interest rate on the First Lien Term Loan during the nine months ended September 30, 2017 was partially offset by no interest expense associated with the Sellers’ Note, which was repaid during September 2016.

Income tax benefit (expense):

Income tax benefit for the nine months ended September 30, 2017 was $3.9 million, compared to income tax expense of $5.2 million for the nine months ended September 30, 2016. The effective tax rate was 34.5% and 35.6% for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was lower in the current year period primarily due to the impact of state income taxes and excess tax benefits and deficiencies recorded directly to income tax benefit since the adoption of ASU 2016-09 on January 1, 2017.

Net (loss) income:

During the nine months ended September 30, 2017, net loss was $7.4 million, compared to a net income of $9.4 million during the nine months ended September 30, 2016 primarily due to the lower net sales volumes and higher operating expenses described above.

Liquidity and Capital Resources

As of September 30, 2017, we had $14.8 million of cash and cash equivalents. Of this amount, $1.8 million was held in accounts outside of the United States.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, while maintaining strong liquidity will depend upon our ability to generate excess operating cash flows through our operating subsidiaries.  Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs for at least the next twelve months.

At September 30, 2017, there was $312.5 million outstanding under the First Lien Term Loan, and we had an undrawn $40.0 million Revolving Credit Facility, of which $20.0 million is available for borrowing.  Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement.  The First Lien Term Loan and Revolving Credit Facility (collectively, “First Lien Credit Facility”) mature on August 17, 2022 and August 17, 2020, respectively.

Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%.  As of September 30, 2017, the interest rate on our First Lien Term Loan was 5.96%.

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions. We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.  As of September 30, 2017, we do not expect to have a required excess cash flow payment related to 2017, and we were in compliance with all covenants under the First Lien Credit Facility.

During the year ended December 31, 2016, the Board of Directors approved a stock repurchase program authorizing repurchases of the Company’s common stock up to $20.0 million, limited to a maximum of 2,827,105 shares, prior to May 11, 2017.  There were no shares repurchased under this plan during the nine months ended September 30, 2017 and the stock repurchase plan expired by its terms during May 2017.

During August 2017, the Company discontinued its quarterly dividend of $0.045 per share. The dividend discontinuation was part of the Company’s plan to utilize a greater portion of its free cash to reinvest back into the business to fund growth initiatives and to reduce debt. We remain focused on creating long-term shareholder value by making the strategic investments necessary to position the Company to return to sustainable profitable growth, while also strengthening our balance sheet and maintaining financial flexibility. By discontinuing the dividend, the Company will save approximately $10 million annually providing additional liquidity and financial flexibility.

Operating Activities

Cash used in operating activities for the nine months ended September 30, 2017 was $6.9 million compared to $39.8 million of cash provided by operating activities during the nine months ended September 30, 2016.  The year over year fluctuation was due to net losses incurred during the current year period compared to net income in the prior year period, and net working capital fluctuations, primarily accounts receivable and income taxes.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2017 of $7.8 million decreased compared to $12.4 million during the nine months ended September 30, 2016. Cash used in investing activities during both periods was related to capital expenditures and decreased during the current period due to decreased capital requirements.

Financing Activities

During the nine months ended September 30, 2017, cash used in financing activities was $7.9 million, and primarily related to dividend payments of $7.5 million.

Cash used in financing activities during the nine months ended September 30, 2016 was $19.5 million, related primarily to the repayment of our subordinated unsecured promissory note with certain sellers of EFT Source for $9.0 million, share repurchases of $6.0 million, and dividend payments of $5.0 million.

Contractual Obligations

During the nine months ended September 30, 2017, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2017.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2016, for which there were no material changes as of September 30, 2017, included:

    Revenue Recognition;

    Multiple-Element Arrangements;

    Impairment Assessments of Goodwill and Long-Lived Assets;

    Inventory Valuation;

    Stock-Based Compensation; and

    Income Taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2017, there have been no material changes in market risk for key input prices, labor and benefits costs, interest rate risk, foreign currency exchange rates, or pricing from those included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. On September 27, 2017, we announced that Scott Scheirman had been appointed as the Company’s Chief Executive Officer, effective October 5, 2017, succeeding Steven Montross, who resigned effective October 4, 2017 in connection with his previously appointed retirement. Our management, with the participation of our new Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

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

On November 16, 2016, the Company filed a motion to dismiss the amended complaint, which was denied by the court on October 30, 2017.  The Company believes these claims are without merit and intends to defend the actions vigorously.

Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case. This suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015.  The complaint alleged that the Company infringed a now-expired Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard.  The Company successfully moved to transfer the lawsuit to the District of Colorado, answered the complaint, and filed counterclaims that the asserted patent was invalid and unenforceable, and that Gemalto’s lawsuit was a “sham” intended to interfere with the Company’s IPO and business relationships.  Gemalto answered the Company’s counterclaims in February 2016.  In March 2016, Gemalto provided specific infringement contentions, which named CPI products that incorporate microchips supplied by two specific vendors.

On May 31, 2016, the Company filed an Inter Partes Review ("IPR") petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”), seeking re-examination of Gemalto’s asserted patent. On July 11, 2016, the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims. The petition was granted as to all of the independent claims of Gemalto’s patent on November 9, 2016.  The PTAB also granted the Company’s petition as to certain dependent claims, which are claims that rely upon and incorporate an independent claim. The PTAB heard oral argument on the IPR on August 4, 2017. No decision has yet been rendered.

            Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleged that the Company infringed a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. Gemalto provided initial infringement contentions to the Company in July 2016, and amended its contentions in October 2016. During May 2017, the Company filed an IPR petition with the PTAB, seeking re-examination of Gemalto’s asserted patent.  The PTAB has not yet ruled on the Company’s petition.

On September 28, 2017, the Company reached a settlement with Gemalto to resolve both lawsuits. Under the terms of the settlement, the Company has agreed to make a one-time payment of $750,000 in the fourth quarter of 2017. The settlement will result in the dismissal of both lawsuits with prejudice. The settlement also includes a mutual covenant not to sue for a period of 18 months. The Company previously had accrued a $1.0 million loss contingency, which does not include any potential indemnity or other third-party recoveries.  As a result of the settlement, the Company has recorded a $250,000 reduction to its previously recorded loss contingency, which is recorded in “Selling, General and Administrative” expenses in the Condensed Consolidated Statement of Operations during the three months ended September 30, 2017. The net expense recognized for this contingency during the nine months ended September 30, 2017 was $750,000.

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al. (2 cases)

First case.  On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado. The complaint asserts that MPS ultrasecure gift card packages sold to at least one customer infringe a Company patent on ultrasecure gift card packages. The Company’s patent will expire in 2028. MPS has answered the complaint and counterclaimed for invalidity and noninfringement. The Company’s preliminary injunction request was denied without prejudice after MPS represented that it had voluntarily ceased using the accused technology and will notify CPI before it re-starts.

In June 2017, MPS filed an early motion for summary judgment and sought to stay discovery pending the outcome of that motion.  Both motions were denied in August 2017.  Also in June 2017, MPS filed an IPR petition with the PTAB.  CPI will timely oppose institution of an IPR in this matter.  The PTAB has not yet ruled on MPS's petition.  Discovery is ongoing and the parties are awaiting the Court’s claim construction order.  In September 2017, the Company filed a motion to replace the named plaintiff in the litigation with the Company’s wholly owned subsidiary, CPI Card Group-Minnesota, Inc.  The Company intends to vigorously assert its intellectual property rights in connection with this litigation.

Second case.   In July 2017, the Company uncovered evidence that one of its former sales executives, who had subsequently joined MPS, had collected Company confidential and trade secret information and was using this information for the benefit of MPS.  The Company sued MPS, the former employee, and two MPS executives for trade secret misappropriation, breaches of fiduciary duties, and related business torts.  The Company has moved for a preliminary injunction, which will be heard in the United States District Court for the District of Minnesota on November 27, 2017. The Company intends to vigorously assert its intellectual property rights in connection with this litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

      None.

Issuer Purchases of Equity Securities

None.

Item 6. Exhibits

Exhibit Number	Description
10.1

Employment and Non-Competition Agreement, dated September 25, 2017, by and between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2017).

10.2

Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan, dated September 25, 2017, by and between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2017).

10.3	CPI Card Group Inc. Omnibus Incentive Plan, as amended and restated effective September 25, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 29, 2017).
10.4	Form of U.S. Retention Option Award Agreement
10.5	Form of U.K. Retention Option Award Agreement
10.6	Form of Canadian Retention Option Award Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

/s/ Lillian Etzkorn
Lillian Etzkorn
Chief Financial Officer

November 8, 2017