Form 10-K
period 2017-12-31
CPI Card Group Inc.
filed 2018-03-13
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-37584

CPI Card Group Inc.

(Exact name of the registrant as specified in its charter)

Delaware	26-0344657
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10026 West San Juan Way
Littleton, CO	80127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 973-9311

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑	Non-accelerated filer ◻	Smaller reporting company ◻
		(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the Registrant’s common stock held by non-affiliates was $58.1 million on June 30, 2017 computed based on the closing sale price of the Registrant’s common stock of $14.25 on NASDAQ on that date.

As of February 22, 2018, the number of shares outstanding of the Registrant’s common stock was 11,134,714.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us, and other information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. These risks and uncertainties include, but are not limited to: system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our IT systems; defects in our software; failure to identify and attract new customers or to retain our existing customers; problems in production quality and process; failure to meet our customers’ demands in a timely manner; a loss of market share or a decline in profitability resulting from competition; developing technologies that make our existing technology solutions and products less relevant or a failure to introduce new products and services in a timely manner; disruptions relating to the development and execution of our strategy, or a failure to realize the anticipated benefits of such strategy; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; our inability to develop, introduce and commercialize new products; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; our limited ability to raise capital in the future; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement; our dependence on the timely supply of materials, products and specialized equipment from third-party suppliers; a competitive disadvantage resulting from chip operating systems developed by our competitors; price erosion in the financial payment card industry; failure to accurately predict demand for our products and services; quarterly variation in our operating results; the effect of legal and regulatory proceedings; infringement of our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; our inability to realize the full value of our long-lived assets; the impact of U.S. tax reform legislation; our failure to operate our business in accordance with data privacy laws, the PCI Security Standards Council (“PCI”) security standards or other industry standards such as Payment Card Brand certification standards; costs relating to product defects; a decline in U.S. and global market and economic conditions; potential imposition of tariffs and/or trade restrictions on goods imported into the United States; economic conditions and regulatory changes leading up to and following the United Kingdom’s exit from the European Union; our dependence on licensing arrangements; inability to renew leases for our facilities or renew leases at existing terms; dependence on our senior leadership team; inability to recruit, retain and develop qualified personnel; the continued viability of the Payment Card Brands; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products; failure to maintain our listing on the NASDAQ and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

PART I

Item 1.Business

As used herein, “CPI,” “we,” “our” and similar terms refer to CPI Card Group Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We are a leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express and Discover) and Interac (in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We have established a leading position in the Financial Payment Card market through more than 20 years of experience and are focused primarily on this attractive subsector of the financial technology market. Our customers include leading national and regional banks, independent community banks, credit unions, managers of prepaid debit programs, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process) and card processors. We serve a diverse set of over 4,000 direct and indirect customers, including some of the largest issuers of debit and credit cards in the United States and Canada, and the largest U.S. Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

We serve our customers through a network of production and card services facilities, including high-security facilities in the United States and Canada, each of which is certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by our customers, certified to be in compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”). We have a leading network of high-security production facilities in the United States and Canada, allowing us to optimize our solutions offerings to serve the needs of our diverse customer base.

We believe we have:

•	a leading position in the U.S. prepaid debit market, serving several of the top U.S. Prepaid Debit Card program managers;

•	a leading position in the U.S. small to mid-sized issuer market, which includes independent community banks and credit unions, driven by our strong relationships, capabilities and technologies; and

•	a solid position in the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers.

In addition to our high-security facilities in the United States and Canada, we have facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, as well as provide personalization, packaging and fulfillment services.  Retail cards produced at our facilities in the United Kingdom are not issued on the networks of the Payment Card Brands.

In 2017, we generated:

•	net sales of $254.9 million, which represented a decrease of 17.4% compared to the prior year;

•	net losses of $22.0 million, compared to net income of $5.4 million in the prior year; and

•	cash provided by operating activities of $2.4 million, compared to cash flow provided by operating activities of $60.0 million during 2016.

Our business consists of the following reportable segments: U.S. Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States; U.S. Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card issuers in the United States; and U.K.

Limited, which primarily produces retail cards, such as gift and loyalty cards for customers in the United Kingdom and continental Europe, and which are not certified by any of the Payment Card Brands or to be in compliance with the standards of the PCI Security Standards Council, but are certified to be in compliance with International Organization for Standardization (“ISO”) 27001 standards. Businesses not considered part of these segments are categorized as "Other" and include our operations in Ontario, Canada and, through 2015, Petersfield, United Kingdom.

During February 2018, we made the decision to consolidate our three personalization operations in the United States into two facilities to better enable us to optimize operations and achieve market-leading quality and service with a cost-competitive business model.  We plan to be substantially complete with the transition in the third quarter of 2018.  In August 2015, we completed the shut-down and closure of our operations at our Petersfield, United Kingdom facility. The Petersfield, United Kingdom facility was not material to our business. Also included in “Other” are corporate activities.

For information regarding our net sales by geographic location and additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 16 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Our Competitive Strengths

•

Strong Market Position with Long-Term Customer Relationships.  We are focused on becoming the partner of choice for our customers by providing market-leading quality products and customer service with a cost-competitive business model. We have long-standing trust-based relationships with customers, many of whom we have served for decades.  Our customer relationships, particularly with those who utilize our card services and instant issuance systems and services, often involve process and technology integration.  As a result, our customers are selective about working with partners they can trust to deliver the highest quality products and customer service. We strive to put our customers at the center of everything we do.  We also maintain important relationships with the Payment Card Brands to ensure our facilities and processes consistently meet their standards.

•

Well Positioned to Capitalize on Expected Growth in Financial Payment Card Market and Remaining EMV® Conversion in the United States.  Europay, Mastercard and Visa (“EMV”) is a global, technical standard, maintained by EMVCo for smart payment cards, and for payment terminals and automated teller machines that accept them.  EMV cards are smart cards (also called chip cards) which store data on integrated circuits rather than magnetic stripes, although EMV cards may have magnetic stripes.  EMV cards can be contact cards that must be physically inserted into a reader, contactless cards that can be read over a short distance using radio-frequency identification (“RFID”) technology, or cards with both contact and contactless functionality (“dual-interface EMV cards”).  With the past investments made to our physical infrastructure and equipment platform in preparation for the EMV conversion, we believe that we continue to be well-positioned to meet future demand in the Financial Payment Card market, the remaining small to mid-sized issuer U.S. market conversion to EMV cards,  and the longer-term U.S. market conversion to dual-interface EMV cards.  In addition, we have made investments in premium product capabilities, such as our metal card offering, CPI MetalsTM, in response to market demand for premium card products.

•

Comprehensive End-to-End Card Solutions.  The foundation of our leading market position with our small to mid-sized issuer customers is our comprehensive end-to-end Financial Payment Card solutions. Our solutions provide a full suite of products and card services required to produce, personalize and fulfill Financial Payment Cards, while maintaining the security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing card production with an end-to-end offering of card data personalization and card services that are integrated within our customers’ operations. We provide card data personalization services for financial institutions and managers of Prepaid Debit Card programs that require technology integration, such as secure data links to transfer highly sensitive cardholder information. Similarly, our installed base of instant issuance systems at bank and credit union branches across the United States require comparable levels of customer integration, as our Card@Once® instant issuance system utilizes only our secure technology to instantly personalize cards. Certain customers have also integrated our proprietary software into their customer-facing websites to offer card design and customization to their cardholders. We believe that our comprehensive solution allows our customers to choose a single trusted partner to address their card program needs in a cost-effective manner instead of managing multiple suppliers across a complex value chain.

•

Certified Network of High-Security Facilities.  Our high-security facilities are each certified by one or more of the Payment Card Brands and Interac (in Canada), forming a leading network of certified production facilities in in the United States and Canada. The Payment Card Brand certifications allow us to produce cards bearing these brands and provide relevant card services for our issuer customers. Additionally, many of our facilities are also certified to be in compliance with the standards of the PCI Security Standards Council. These certification processes are long, complex and costly, and our facilities must comply with strict standards of security in order to obtain and retain this designation, which are regularly verified by both the Payment Card Brands and our customers.

•

Industry Experience and Proprietary and Patented Solutions.  We continuously work to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and our customers.  Over the course of our long operating history, we have developed technological, engineering and operational expertise that we believe has made us a leader in our industry. We believe that our technological and operational capabilities, combined with our specific focus on the Financial Payment Card market, gives us a competitive advantage. We have developed and acquired intellectual property over our operating history and hold 20 U.S. patents, including five patents related to our CPI MetalsTM card solution, 10 foreign patents, as well as 27 pending U.S. and foreign patent applications, on our Financial Payment Card solutions.  We also have patents on our instant issuance offering and on our tamper-evident security packaging used by customers with Prepaid Debit Card offerings, and we hold exclusive production rights to certain products the Company has developed.

•

Experienced Management Team.  We have built an experienced management team, and have strengthened the team with the addition of key executives during 2017, including our Chief Executive Officer, Chief Financial Officer and our Chief Legal and Compliance Officer.  The leadership, depth of experience and relevant market knowledge our entire management team brings will be invaluable as we execute on our plans moving forward.

Our Strategy

We are a payment technologies company providing end-to-end debit, credit, and prepaid payment solutions delivered physically, digitally, and on-demand.  Our strategy is to be the partner of choice by providing market-leading quality products and service, with a cost-competitive business model.  Our client is at the center of all that we do.  While consumers have a rational and emotional need for the payment transactions that power their lives, our clients are working to be the choice to facilitate those transactions.  Our goal is to help our clients foster compelling connections and build their brands with their customers via traditional and next generation solutions that enhance people’s everyday lives.

Our focus is to have platforms and exceptional service that make working with us easy and help redefine experiences that may have traditionally seemed rigid and complex.  Providing flexibility in timing, design, product options, and overall utility creates efficiencies, choice and control for our clients.  We aim to inspire and delight our clients with market-leading quality and service.  By cultivating an environment with dedicated and passionate employees, we deliver superior quality products through collaboration, a laser-focus on service and accountability.

We are determined to build a strong foundation for growth, invest in innovation and quality, and are improving cost efficiencies to achieve profitability through supply chain improvements, an optimized footprint, automation, process enhancements, and inventive ways to cost-effectively produce and deliver high quality premium products.  We believe we are well-positioned in the market given our diversified business model, and have scaled a full and expanding suite of catalytic and competitively differentiated products and services.

Our Products and Services

EMV Financial Payment Cards (Contact and Dual-Interface)

We produce both plastic and metal contact EMV cards, which feature an integrated circuit that interfaces with an EMV payment terminal over a contact plate on the surface of the card when inserted into an EMV-enabled payment terminal. We also produce dual-interface EMV cards, which feature both the contact EMV technology and an RFID antenna that utilizes near field communications (“NFC”) technology to allow transactions to also be processed on a contactless basis when the card is brought within the requisite proximity to a NFC-enabled payment terminal.

Non-EMV Financial Payment Cards and Retail Gift Cards

We produce non-EMV cards that utilize magnetic stripes, contactless cards which utilize NFC technology and cards that include both magnetic stripes and NFC technology. In addition, we produce retail gift cards (which are not issued on the network of the Payment Card Brands) primarily in the U.K.

Card Data Personalization and Fulfillment

We provide data preparation and card data personalization solutions for debit, credit and Prepaid Debit Cards in contact EMV, dual-interface EMV and non-EMV card formats. Our personalization services are technology-driven and provide a wide range of card customization options, using advanced processes to personalize (encode, program and emboss with data such as cardholder name and account number) and fulfill cards to individual cardholders. In addition, we provide EMV data script development services for our customers and in certain cases generate PIN numbers and mailers on their behalf. We offer patented card design software, known as MYCA™, which provides our customers and their cardholders the ability to design cards on the internet and customize cards with individualized digital images. We also provide consultation and card design services to further assist customers in card customization.

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

Instant Card Issuance Systems and Services

We offer Card@Once®, our proprietary and patented instant card issuance system and services, which provides our card issuing bank customers the ability to issue a completely personalized permanent debit or credit card within the bank branch to individual cardholders upon demand. Our instant issuance system is enabled by cloud-based software that securely transfers data from our servers to the card branch to encode a magnetic stripe, an EMV card, or a dual-interface EMV card, and personalizes the card on a desktop output terminal in a process which is certified by Mastercard® and Visa. Our instant issuance system generates both system sales and recurring revenue from software as a service, card personalization and sales of cards and consumables. In addition, we provide instant issuance of debit cards to large financial institutions whereby we provide fully-personalized temporary debit cards which are issued to card holders upon opening a new account, and we manage the fulfillment and replenishment of these fully personalized cards directly to thousands of individual bank branches.

CPI on DemandTM Solutions

Through our CPI on DemandTM services, we are able to produce images, personalized payment cards and related collateral on a one-by-one, on demand basis for our customers, enabling individualized offerings and reducing waste.  While not significant to our 2017 financial results, we believe the CPI on DemandTM solution will further differentiate us with our financial institution customers, and we believe it will enable us to further penetrate new, business-to-business and business-to-consumer verticals of the prepaid market such as healthcare, transit, payroll, corporate incentives, benefits and insurance.

Digital Services

While not currently significant to our financial results, we are focusing on enabling payments for the emerging digital payment marketplace, including self-service card customization, on demand fulfillment, order lifecycle management, customer inventory management, EMV key management, and other innovative solutions, such as digitizing and securely delivering payment credentials as a virtual payment method.

Suppliers

One of the most important components of our products is the EMV microchip. While we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them, the objective of our procurement strategy is not to depend on any single supplier. We obtain our components from multiple suppliers located in South Korea, France, the United States and Singapore, primarily on a purchase order basis. Our main suppliers of EMV microchips are four leading international manufacturers, including one supplier that is also owned by a competitor. Approximately 90% of our purchased EMV microchips for the year ended December 31, 2017 came from these four main suppliers. The other key components for our products are substrates (such as PVC), antennas and inlays which we also source from multiple suppliers. We continuously monitor supply chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation and price.

Customers

In the United States, we categorize our customers as follows: large issuers, small to mid-sized issuers, prepaid debit issuers, program managers, Group Service Providers and card processors. Our diverse customer base includes some of the largest issuers of credit and debit cards in the United States and the largest U.S. Prepaid Debit Card program managers. Our top customer represented 12.4% of our net sales for the year ended December 31, 2017. Our top five customers represented approximately 28.5% of our net sales for the year ended December 31, 2017, and we have been serving these customers for an average of greater than 10 years.

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

Production and Services

Our production and services strategy has several key facets. We have a large network of integrated high-security facilities that we leverage to balance customer orders, expand the array of products and services available to our customers, provide consistent supply and execute short lead times. Our facilities and operating processes are designed to provide a differentiated level of service to each of our key customer sets. For example, we have the processes and capabilities to:

•	execute high-volume production runs that allow us to meet the competitive price points of large orders;

•	execute lower-volume, highly customized runs that allow us to meet the high-service and quick-turn needs of smaller orders, as well as on demand solutions; and

•

meet the specific needs of our Prepaid Debit Card customers, as an industry leader in tamper-evident secure card packaging, and through our expertise and capabilities specifically designed for this retail prepaid market.

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

Sales and Marketing

We market ourselves as a leader and trusted partner in payments, seeking to meet or exceed the needs of our customers through high quality and meaningful, innovative products at competitive prices. We work to strategize and collaborate with our customers to bring them valuable and innovative solutions. We have approximately 30 field-based sales representatives that give us a wide geographic reach across the United States, the United Kingdom and Canada. Our sales representatives offer a complete end-to-end solution that incorporates the full spectrum of our products and services from concept to delivery. Our sales and marketing strategy focuses on strengthening our relationships with existing customers through a consultative approach that includes cross-selling expanded services. We leverage the strength of our full-service offerings to attract new customers. Our marketing efforts focus on the needs of our specific types of customers. By tailoring our marketing strategy to different customer groups, we are able to provide relevant targeted solutions to meet their individual needs. We utilize an array of different marketing communications and thought leadership across various industry publications, editorial white papers, case studies, conferences and trade shows, print and digital advertisements and educational webinars to introduce our existing customers and new customers to innovations in the payments market. Through these efforts, we drive customer retention and satisfaction, and have been able to attract new customers.

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

Our products and services compete with other card manufacturers and card solutions providers. We believe our primary competitors are IDEMIA (formerly known as Oberthur Technologies S.A.), Giesecke & Devrient GmbH, Valid S.A., Gemalto NV, CompoSecure L.L.C., and Multi Packaging Solutions, Inc. Certain existing and potential customers also have the ability to personalize Financial Payment Cards in-house. In addition, we compete with customers that offer transaction processing products and services to financial institutions.

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

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards for intellectual property protection throughout the world. As of December 31, 2017, we had 35 U.S. and foreign trademark registrations and applications, 20 existing U.S. patents, 10 foreign patents, as well as 27 pending U.S. and foreign patent applications. Our patents have an average remaining maturity of 12 years, and our trademarks will be due for renewal for additional ten or fifteen-year periods on an ongoing basis.

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

Regulation

Privacy and Data Security

In the course of our business, we receive personally identifiable information of cardholders from our customers, either from a financial institution or through a card processor on behalf of a financial institution. Such information includes names, addresses, card account numbers and expiration dates. In some cases, we receive a cardholder’s PIN number. As a service provider to financial institutions in the United States, we are subject to certain Federal Trade Commission requirements, the privacy provisions of the Gramm‑Leach‑Bliley Act (the “GLBA”) and its implementing regulations and, as applicable, with various other federal and state privacy statutes and regulations, and the PCI Security Standards Council’s Data Security Standards, each of which is subject to change at any time. Outside of the United States, we are subject to privacy laws and regulations of numerous countries and jurisdictions, including the General Data Protection Regulation (the “GDPR”) in the European Union. The interpretation and application of these privacy and data protection laws in the United States, Europe and elsewhere are often uncertain and in a state of flux.

In order to comply with our obligations under the GLBA, applicable state laws and our contractual agreements with our customers, we are required to implement adequate policies and safeguards to protect the privacy of personally identifiable information we receive. As part of their compliance with these requirements, each of our U.S. customers is expected to have a program in place for protecting personally identifiable information and responding to unauthorized access to, or use of, personally identifiable information that could result in substantial harm or inconvenience to consumers, as required by law. A majority of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, which could result in significant costs to us and significant damage to our reputation.

In May 2016, the European Union adopted the GDPR, which is a comprehensive general data privacy regulation that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR will become fully effective in May 2018. The regulation will impose more stringent operational requirements for processors and controllers of personal data of residents of the European Union, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. The regulation will also include significant penalties for non-compliance.

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

The interpretation of pending and existing laws and regulations is evolving and, therefore, these laws and regulations may be applied inconsistently. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and breaches in the security of our systems and technology could result in a violation of these laws and regulations. Changes to these laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.

Financial Services

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts and credit unions. However, as a provider of products and services to these financial institutions, our operations may be examined by various state and federal regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal inter-agency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution clients to include certain provisions in their contracts with service providers like us and to conduct ongoing monitoring and risk management for third party relationships. In addition, we engage independent auditors annually to review certain of our operations to provide internal control evaluations for our clients’ auditors.

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

Employees and Labor

As of December 31, 2017, our businesses employed approximately 1,200 employees.  We have never experienced any work stoppages or strikes as a result of labor disputes.  We consider our relations with employees to be good.

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

Item 1A.  Risk Factors

Risks Related to Our Business

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations and harm perception of our products, which could have a material adverse effect on our business and our reputation.

In operating a Financial Payment Card business, we manage large amounts of personally identifiable information of cardholders, including cardholder names, account numbers and similar information. The reliability and security of our information technology (“IT”) infrastructure and our ability to protect sensitive and confidential information for our customers, which include many financial institutions, is critical to our business. Our handling of such information makes us a potential target of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from unauthorized use of or access to computer systems (including from internal and external sources). Any system or network disruption could result in a loss of our intellectual property, the release of sensitive cardholder information, customer or employee personal data, or the loss of production capabilities at one or more of our production facilities. These types of incidents have become more prevalent and pervasive across industries, including in our industry.

In addition, our encryption systems are at risk of being breached or decoded. Smart cards are equipped with keys that encrypt and decode messages in order to secure transactions and maintain the confidentiality of data. The security afforded by this technology depends on the integrity of the encryption keys and the complexity of the algorithms used to encrypt and decode information. Any significant advances in technology that enable the breach of cryptographic systems, malicious software infiltration or that allow for the exploitation of weaknesses in such systems could result in a decline in the security we are able to provide through this technology. Any material breach of our secured systems could harm our competitive position, result in a loss of customer trust and confidence, and cause us to incur significant costs to remedy the damages caused by system or network disruptions, whether caused by cyber-attacks, security breaches or otherwise, which could ultimately have a material adverse effect on our business, financial condition and results of operations.

The protective measures we have implemented to protect against data and security breaches and cyber-attacks may not prevent system or network disruptions and may be insufficient to prevent or limit the damage from any future security breaches. We regularly evaluate, assess and test our systems and the controls, processes and practices to protect those systems. The evaluations, assessments and testing identify areas of weakness in, and suggested improvements to, the maturity of our systems, processes, and risk management framework as well as vulnerabilities in those areas that could be attacked and exploited to access and acquire proprietary and confidential information. Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our system or network against disruptions and may be insufficient to prevent or limit the damage from any future security breaches. In addition, as these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities.

Interruptions in our operations, particularly in our IT systems, could have a material adverse effect on our business and reputation.

Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, including the operation of complex IT applications. In addition, a significant portion of the communication between our employees, customers and suppliers around the world depends on our IT systems. The reliability of our IT infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs, are critical to our business. An interruption in our business applications, systems or networks, including, but not limited to, new system implementations, server downtime, facility issues or energy blackouts, could have a material adverse impact on our operations, sales and operating results.

Not only would we suffer damage to our reputation in the event of a system outage or data loss or interruption, but we may also be liable to third parties, including our customers. Some of our contractual agreements with financial institutions require the payment of penalties if our systems do not meet certain operating standards, and failure to operate in accordance with the standards of one or more of the Payment Card Brands could result in a loss of the certification of our facilities, any of which could have a material adverse effect on our business. In addition, to successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control. We have established certain protective measures in an effort to ensure the continuation of core business operations in the event that normal operations could not be performed due to a catastrophic event. However, these measures may be insufficient to prevent or limit the damage from any future disruptions, and any such disruption could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to identify and attract new customers or a failure to retain our customers could have a material adverse effect on our business.

Our business is dependent upon our ability to identify and attract new customers and to retain our existing customers.  Building and maintaining these critical relationships requires us to consistently deliver high-quality products at competitive prices. If our customers experience a decline in their business or Financial Payment Card needs, or if our operations suffer from production, quality, pricing or other issues, we may be unable to attract new customers or retain our existing customers.  In addition, any actual or perceived deterioration in our financial condition or loss of our market share may discourage existing or potential customers from doing business with us.  If we experience difficulty attracting and retaining customers, our business, financial condition and results of operations may be materially and adversely affected.

A substantial portion of our net sales is derived from several large customers. Our top five customers accounted for approximately 28.5% of our net sales for the year ended December 31, 2017. Our continued business relationship with these customers may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, pricing pressures or the financial health of these customers. Many of our customers operate in competitive businesses, and their demand and market positions may vary considerably. These customers depend on favorable macroeconomic conditions and are impacted by the availability of affordable credit and capital, the level and volatility of interest rates, inflation, employment levels and consumer confidence, among other factors.

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

In addition, there is no guarantee that we will be able to renew or win contracts or purchase orders in a given year, or whether we will have the operating capacity or capabilities to deliver on significant new contracts or purchase orders won, which could result in the loss of future business. If we were to lose important programs for our products with any of our customers, or if customers were to reduce or change their buying patterns with us, seek alternate suppliers, increase their product returns or become unable or otherwise fail to meet payment obligations, our business, financial condition and results of operations could be materially adversely affected.

Our business could suffer from problems in production quality and process.

We produce our products using processes that are highly complex, require advanced and costly equipment and must continually be modified to improve yields and performance. Difficulties in the production process can reduce product yields, reduce product quality or interrupt production altogether. As a result of such problems, we may not be able to deliver products, or may be able to deliver products, but in a less timely or cost‑effective manner or at a lower than expected quality level, or we may be required to rework or replace products. As the complexity of both our products and our technological processes has become more advanced, production tolerances have been reduced and requirements for precision have become more demanding. If we do not advance our production processes at the market rate, we may experience a lower production quality than the market standard. We may suffer disruptions in our production, either due to production difficulties, such as machinery or technology failures, or as a result of external factors beyond our control, such as delay of, or quality issues with, materials provided by suppliers, interruption of our electrical service or a natural disaster. Any such event could have a material adverse effect on our business, financial condition and results of operations.

If we fail to meet customer demands in a timely manner, we could lose certain critical business relationships.

Our ability to provide products and services and meet very high quality standards in a timely manner is critical to our business success. For example, one of the key services that we offer our customers is the prompt and timely production and delivery of replacement debit or credit cards. Orders for replacement debit or credit cards often are placed on short notice and may require personalization. If we are unable to offer these and our other products and services in a timely manner or due to software malfunction, logistical impediments at any of our facilities, or economic, social, political or other challenges impacting the industry as a whole, our relationships with our customers may be adversely affected and we may lose contracts, all of which could have a material adverse effect on our business, financial condition and results of operations.

We face competition that has resulted in and may continue to result in a loss of our market share and/or a decline in our profitability.

Our marketplace is highly competitive and relatively saturated, and we expect these market dynamics to continue as new product markets develop, companies develop lower-cost production processes and other competitors attempt to enter the markets in which we operate. In addition, we expect to encounter further consolidation in the markets in which we operate.

Some of our competitors have longer operating histories, and, when viewed globally, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other capabilities than we do. These competitors may be able to adapt more quickly to new or emerging technological requirements and changes in customer and/or regulatory requirements and to leverage their scale to develop techniques to lower production costs and, as a result, their prices. They may also be able to devote greater resources to the promotion and sale of their products and services. We also face competition from newly established competitors, suppliers of products and customers who choose to develop their own products and services.

Existing or new competitors may develop products, technologies or services that more effectively address our markets with enhanced features and functionality, greater levels of integration and/or lower cost. As the technological sophistication of our competitors and the size of the market increases, competing low‑cost producers could emerge and grow stronger. If our customers prefer low‑cost alternatives to our products, our revenue and profitability could be materially adversely affected. Increased competition has historically resulted in, and is likely to continue to result in, declining average selling prices and reduced gross margins in certain of our businesses, and the loss of market share in certain markets.  If we cannot sufficiently reduce our production costs, we may not be able to continue to compete successfully against current or new competitors. If we fail to compete successfully, we may lose market share or continue to lose market share in our existing markets, which could have a material adverse effect on our business, financial condition and results of operations.

New and developing technology solutions and products could make our existing technology solutions and products obsolete or irrelevant, and if we are unable to introduce new products and services in a timely manner, our business could be materially adversely affected.

The markets for our products and services are subject to technological changes, frequent introductions of new products and services and evolving industry standards. In particular, the rise in the adoption in wireless payment systems or mobile payments may make physical cards less attractive as a method of payment. Although to date we have not seen a meaningful reduction in card‑based payments in the U.S. resulting from the emergence of mobile payment applications, mobile payments offer consumers an alternative method to make purchases without the need to carry a physical card and could, if widely adopted, reduce the number of Financial Payment Cards issued to consumers. In addition, other new and developing technology solutions and products could make our existing technology solutions and products obsolete or irrelevant.

Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. We continually engage in efforts to innovate and upgrade our products and services. If we are unsuccessful in completing or gaining market acceptance of new products, services and technologies, it would likely have a material adverse effect on our ability to retain existing customers or attract new ones. For example, one of our growth opportunities is the potential adoption of dual-interface EMV cards by U.S. card issuing banks.  Banks may be delayed in transitioning to the issuance of dual‑interface EMV cards due to increased costs and other factors. If these entities do not deploy dual‑interface EMV technology or do so less quickly and/or completely than we expect, our ability to grow could be significantly impacted which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to develop and deliver new products and services successfully will depend on various factors, including our ability to:

•	effectively identify and capitalize upon opportunities in new and emerging product markets;
•	invest resources in innovation and research and development;
•	complete and introduce new products and integrated services solutions in a timely manner;
•	license any required third‑party technology or intellectual property rights;
•	qualify for and obtain required industry certification for our products;
•	comply with applicable data protection regulations; and
•	retain and hire talent experienced in developing new products and services.

Additionally, opportunities to combine or package products and service offerings and the ability to cross‑sell products and services are critical to remaining competitive in our industry. As a result, part of our business strategy is to develop new products and services that may be used in conjunction with or in addition to our existing offerings. If we are unable to identify adequate opportunities to cross‑sell our products and services, this may have a material adverse effect on our business, financial condition and results of operations.

The process of developing and enhancing our strategies could be disruptive to our operations and have a material adverse effect on our results of operations and financial condition, and we may not realize some or all of the anticipated benefits of this plan in the time frame anticipated or at all.

During our quarterly earnings call on November 7, 2017, the Company announced the commencement of a comprehensive review of our business to assess our strategies. The objective of this review is to enhance our strategies by executing key initiatives, further capitalizing on our addressable market, better serving the needs of our customers and delivering shareholder value.  These strategic initiatives may result in actions affecting, among other things, leadership roles and responsibilities, our operational footprint, and the way our organization is structured to sell and market our products to our customers.  The execution of our strategic review and initiatives may cause disruptions to our operations, make it difficult to attract or retain employees, result in higher than anticipated charges and otherwise have a material adverse effect on our results of operations and financial condition. In addition, our ability to implement our strategies and achieve the anticipated benefits therefrom within the expected time frame or at all is subject to estimates and assumptions and may vary materially from our expectations, including as a result of factors that are beyond our control. Furthermore, following implementation of our enhanced strategies, our business may not be more efficient or effective.

We may not be able to sell, exit or reconfigure businesses or facilities that we determine no longer meet with our strategy or that should be consolidated.

In executing our strategy, we will perform a comprehensive review of our business and operations and may, as a result, consider the consolidation of certain of our facilities and/or the divestiture of one or more of our businesses.

Any such consolidation or divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

We may not be able to realize efficiencies and cost savings from any consolidation activities, and there is no assurance that our efforts will be successful. If we are not able to successfully manage any consolidation activities that we may undertake, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted.

Divestitures have inherent risks, including selling expenses, the possibility that any anticipated sale will not occur, delays in closing any sale, the risk of lower-than-expected proceeds from the sale of the divested business, unexpected costs associated with the separation of the business to be sold from historical information technology and other operating systems, and potential post-closing claims for indemnification. Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our strategy will depend on many factors, including the terms and conditions of any purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all. In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of operations or closure, may not be available to us or may be more costly than anticipated.

Our future success depends upon our ability to develop, introduce and commercialize new products, which can be a lengthy and complex process. We may be unable to commercialize new or improved products we may develop on a timely basis, or at all.

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and industry trends, as well as precise technical execution. The successful development of new products may require us to undertake time-consuming and costly development activities, and we may experience difficulties or challenging market conditions that could delay or prevent the successful development, commercialization and marketing of these new products, including, for example, limited market acceptance of dual-interface EMV technology in the United States. Before we can commercialize any new products, we may need to expend significant funds in order to conduct substantial research and development. For example, we have been experiencing customer interest in metal cards, however our ability to operationalize this business is progressing more slowly than expected. If we experience limited market opportunities for dual-interface EMV technology or continued difficulty with the production of metal cards, or if we have difficulty producing other innovative products, such as dual-interface EMV cards, there could be a material adverse effect on our revenue, results of operations, reputation and business.

As we develop products, we may need to make significant investments in product development, as well as sales and marketing resources. Furthermore, if we are unable to develop and introduce new and innovative products in a cost‑effective and timely manner, our product and service offerings could be rendered obsolete. In addition, competitors may develop and commercialize competing products faster than we are able to do so.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Our outstanding indebtedness may impact our business and our results of operations and may restrict our ability to grow, and future EBITDA declines, should they occur, could make it difficult or impossible to timely make our debt service payments or refinance our debt when it comes due.

As of December 31, 2017, we had $303.9 million of total indebtedness outstanding, net of unamortized discount and deferred financing costs of $8.6 million under our First Lien Term Loan Facility. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

We may incur additional indebtedness in the future to help fund our business, subject to market and other conditions. Our substantial indebtedness and interest expense could have important consequences to us, including:

•

limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, capital expenditures and other general business activities, because we must dedicate a substantial portion of these funds to pay interest and/or service our debt;

•	our First Lien Credit Facility is entirely floating rate debt, and rising interest rates could have a material adverse impact on our cash flows, results of operations and financial condition;
•

requiring us to seek to incur further indebtedness in order to make the capital expenditures and other expenses or investments necessary to operate the business to the extent our future cash flows are insufficient;

•

limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our strategy, and other expenses or investments planned by us;

•	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;
•	limiting our ability to satisfy our obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness);
•	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;
•	placing us at a competitive disadvantage as compared to our competitors that are less leveraged;
•	limiting our ability to timely make our debt service payments;
•	limiting our ability, or increasing the costs, to refinance indebtedness, when our Revolving Credit Facility matures on August 17, 2020 and our First Lien Term Loan matures on August 17, 2022; and
•	our inability to retain existing customers and/or attract new customers due to the significant amount of debt and the related implications of such debt.

The limitations described above could have a material adverse effect on our business, financial condition, results of operations and prospects.  Further, if we are unable to satisfy our obligations under our indebtedness as they become due, or if we are unable to pay our interest obligations we would be rendered insolvent.

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

Our First Lien Credit Facility contains, and any future indebtedness of ours may contain, a number of restrictive covenants that impose customary operating and financial restrictions on us. Our First Lien Credit Facility places certain restrictions or limitations on our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur additional debt or contingent liabilities;
•	declare or pay dividends, redeem stock, or make other distributions to stockholders;
•	make loans, advances, guarantees or other investments;
•	create liens or use assets as security in other transactions;
•	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
•	enter into transactions with affiliates; and
•	enter into certain asset sale transactions or other dispositions of assets.

In addition, as of the last day of any fiscal quarter, if the amount we have drawn under the First Lien Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, we are required to maintain a first lien net leverage ratio not in excess of 7.0x Adjusted EBITDA, as defined in the agreement.  Accordingly, as of December 31, 2017, the availability of our undrawn $40.0 million Revolving Credit Facility was limited to $20.0 million as our first lien net leverage ratio was 11.4x Adjusted EBITDA.

Our failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the First Lien Credit Facility.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. As a result of our financial condition, additional financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. Any failure to achieve adequate funding will delay our product and services innovation and development and could lead to abandonment of one or more of our strategic initiatives.  Any of these events could materially harm our business, financial condition and prospects.

We may be unable to adequately protect our trade secrets and intellectual property rights against misappropriation or infringement, which may have a material adverse effect on our business.

Our success and future revenue growth will depend, in part, on our ability to protect our intellectual property. We depend on patents and other intellectual property rights to protect our products, proprietary designs and technological processes against misappropriation by others. We may in the future have difficulty obtaining patents and other intellectual property protection, and the patents and intellectual property rights that we receive may be insufficient to provide us with meaningful protection or commercial advantage. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are made available. It is possible that competitors or other unauthorized third parties may obtain, copy, use or disclose our technologies and processes, or confidential employee, customer or supplier data. Any of our existing or future patents may be challenged, invalidated or circumvented. We engage, and are currently engaged, in litigation to enforce or defend our intellectual property rights, protect our trade secrets and determine the validity and scope of the proprietary rights of others, including our customers. We also enter into confidentiality agreements with our employees, consultants and strategic partners and control access to and distribution of our technologies, documentation and other proprietary information; however, such agreements may not be enforceable or provide us with an adequate remedy. Despite these efforts, internal or external parties may attempt to copy, disclose, obtain or use our proprietary products, services or technology without our authorization and may use such information to interfere with our customers.  In addition, if we cannot adequately protect our technology, our competitors may be able to offer certain products and/or services similar to ours.

Our software may be derived from open source software, which is generally made available to the public by its authors and/or other third parties. Open source software is often made available under licenses, which impose certain obligations in the event we distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works on terms different from those customarily used to protect our intellectual property. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software. Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open source software can lead to greater risks than the use of third‑party commercial software, as open source licensors generally do not provide warranties, controls on the origin or development of the software, or remedies against the licensors. Many of the risks associated with usage of open source software cannot be eliminated and could have a material adverse effect on our business, financial condition and results of operations.

Our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers may not succeed. Although we actively seek to protect our proprietary rights, nevertheless, unauthorized parties may attempt to copy aspects of our products or technologies or to obtain and use information that we regard as proprietary. Identifying unauthorized use of our products and technologies is difficult and time consuming. The initiation of litigation as a result of the misappropriation or infringement of our intellectual property may adversely affect our relationships and agreements with certain customers that have a stake in the outcome of the litigation proceedings. Litigation is very expensive and may divert the attention of management and other key employees from the operation of our business, all of which could have a material adverse effect on our business, financial condition and results of operations. In addition to litigation costs, infringement on our products by competitors has caused, and may in the future cause, customer loss to parties offering infringing products.

We rely on the timely supply of materials and products and our business could suffer if our suppliers fail to meet their delivery obligations or raise their prices.

Our production operations depend on deliveries of microchips and other materials in a timely manner and, in some cases, on a just‑in‑time basis. From time to time, suppliers may extend lead times, limit the amounts supplied to us or increase prices due to capacity constraints or other factors. We may not be able to meet the demands of our customers in a timely manner, or at all, due to shortages in the supply of critical materials.  The supplies we purchase could also have latent quality issues, causing quality problems with the products we produce, increased costs due to scrap or rework, delays to our delivery timelines or loss of business. Additionally, certain product materials required in our production operations are only available from a limited number of suppliers, and we may not be able to find an adequate replacement for such materials if our suppliers are unable to meet their delivery obligations to us. For example, we rely on a small group of suppliers for the provision of EMV microchips that we use in our Financial Payment Cards. For the year ended December 31, 2017, we obtained approximately 90% of our total purchased EMV microchips from four main suppliers. If any one of these EMV microchip suppliers, or any supplier of our other raw materials, fails to deliver our requirements, or ceases supplying such raw materials to us for any reason, our production could be disrupted. In addition, as a result of a shortage, we may be compelled to delay shipments of our products, or devote additional resources to maintaining higher levels of inventory. Consequently, we may experience substantial period‑to‑period fluctuations in our cost of sales and in our future results of operations. If we are unable to obtain adequate supplies of quality materials in a timely manner or if there are significant increases in the cost of these materials, there could be a material adverse effect on our business, financial condition and results of operations.

The chip operating systems developed by our competitors may put us at a competitive disadvantage.

Certain of our competitors have internally developed their own chip operating systems, including for use in EMV cards. Ownership of these internal operating systems may give our competitors a cost advantage over us, as we utilize the chip operating systems designed by our chip suppliers for use on their respective chips. If our competitors are able to reduce the prices of their products and services as a result of the cost savings they might realize from using their own internally developed operating system, our profitability may be materially adversely affected. Additionally, customers may prefer the operating systems of our competitors over the operating systems that we utilize in our EMV cards. If customers are more attracted to our competitors’ internally developed operating systems, demand for our products and services may be reduced, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends upon our ability to obtain specialized equipment from third‑party suppliers, and we may be subject to delayed deliveries, future price increases, and specialized equipment that does not meet our standards or requirements.

Our production processes depend on specialized equipment that we purchase and/or lease from third party suppliers. At times during the business cycle, there may be high demand for such equipment, with extended lead times to obtain such equipment. Further, there are a limited number of suppliers that manufacture and service the equipment we use. Should our current suppliers be unable or unwilling to provide the necessary equipment, fail to meet quality standards of our customers or otherwise fail to deliver or service such equipment in a timely manner, any resulting delays in our production processes could have a material adverse effect on our business, financial condition and results of operations. In addition, the prices of the equipment we use may rise in the future, and any future price increases for this type of equipment could negatively impact our ability to purchase new equipment or to service existing equipment.

The financial payment card industry has been and may continue to be subject to price erosion, which could have a material adverse effect on our business.

Pricing pressure in the financial payment card industry can be intense, in particular for large credit and debit card issuers and large card processors. Our large credit and debit card issuer customers face continued competitive pressure and, in turn, continually seek to reduce their expenses, including the cost of cards.  We may experience a decline in the prices at which our products can be sold and at which such services can be offered. For example, our average selling price on U.S. Debit and Credit segment sales of EMV cards declined from $0.95 during the year ended

December 31, 2016 to $0.86 during the year ended December 31, 2017.  In such instances, in order to continue to supply these products and services at competitive prices, we must reduce our production costs. Typically, we are able to accomplish this through leveraging our scale and production efficiencies. However, if we cannot continue to improve our efficiencies to a degree sufficient for maintaining the required margins, we may no longer be able to generate a profit from the sale of these products and services. Moreover, we may not be able to cease production of such products, either due to our ongoing contractual obligations or the risk of losing our existing customer relationships, and as a result may be required to bear a loss on such products. Further competition in our product and service markets may lead to price erosion, lower revenue and margins in the future. Should reductions in our production costs fail to keep pace with reductions in market prices for the products we sell, there could be a material adverse effect on our business, financial condition and results of operations.

If we fail to accurately project demand for our products and services, we may encounter problems of inadequate supply or oversupply, which would have a material adverse effect on our business, financial condition and results of operations, as well as damage our reputation and brand.

Our customers typically order our products and services on a purchase-order basis. We project product demand based on, among other things, addressable market size, historical experience, customer feedback, pricing pressure and competition.  However, the emerging nature of our industry, our lack of significant order backlog and the varying sales and purchasing cycles of our customers make it difficult for us to accurately forecast demand.

If we overestimate demand, we may have higher raw material or product component inventory levels, or may have higher staffing levels than required. If we underestimate demand, our third-party suppliers may have inadequate raw material or product component inventories or we may not have required staffing levels,  which could interrupt our manufacturing and delay shipments, and could result in lost sales. In particular, we are seeking to manage our staffing,  procurement and inventory costs by matching them closely with our projected manufacturing needs and by, from time to time, deferring our purchase of raw materials and components in anticipation of supplier price reductions. As we seek to balance inventory costs and production flexibility, we may fail to accurately forecast demand to predict and maintain appropriate staffing levels and levels of inventory reserve, which could cause uneven and unpredictable flow or could affect our ability to coordinate our procurement and production to meet demand on a timely basis. Our inability to accurately predict or timely meet demand could have a material adverse effect on our business, financial conditions and results of operations as well as damage our reputation and brand.

Our operating results are unpredictable and may vary significantly from quarter to quarter and annually, and may differ significantly from our expectations.

Our operating results are affected by a wide variety of factors that could materially and adversely affect revenue and profitability or lead to significant variability in our operating results. These factors include, among others, the cyclicality of the financial card and electronic payment industries, capital requirements, inventory management, the availability of funding, competition, new product developments, technological changes, production problems and other factors. For example, with the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which became effective January 1, 2018, the timing of revenue recognition may change significantly from quarter to quarter, and the net sales and results of operations for a given quarter may be materially higher or lower than our net sales and results of operations under existing rules. In addition, the adoption of tax reform by the U.S. government will have a significant impact on our effective tax rate, and will result in limitations and eliminations of certain favorable tax incentives.

A number of other factors could lead to fluctuations in quarterly and annual operating results, including:

•	order cancellations or rescheduling by customers;
•	the failure to win new projects;
•	unpredictable ordering patterns by customers;
•	the continued adoption of EMV and dual-interface technology by customers may be more uneven or unpredictable than we anticipate;
•	restructuring and impairment charges;
•	litigation;

•	new product capability development and/or slower than expected demand of new products by customers;
•	fluctuations in currency exchange rates, particularly between the U.S. dollar and the Canadian Dollar and British Pound Sterling;
•	intellectual property developments;
•	changes in distribution and sales arrangements;
•	production performance and yields;
•	product liability or warranty claims;
•	taxation;
•	acquisitions or divestitures;
•	obtaining adequate raw materials or production equipment on a timely basis;
•	production staffing levels;
•	changing raw material prices;
•

property loss or damage or interruptions to our business, including as a result of fire, natural disasters or other disturbances at our facilities or those of our customers and suppliers that may exceed the amounts recoverable under our insurance policies; and

•	changes in the market value or yield of the financial instruments in which we invest our liquidity.

Unfavorable changes related to certain of the above factors have in the past and any of the above factors may in the future have a material adverse effect on our operating results and on our reputation. Furthermore, in periods of industry overcapacity or when our customers encounter difficulties in their end‑markets, orders are more exposed to cancellations, reductions, price renegotiations or postponements, which in turn reduce our management’s ability to forecast the next quarter or full‑year production levels, net sales, profits and cash flows. For these reasons, our net sales and operating results and cash flows may differ materially from our expectations as visibility is reduced and may have a material adverse effect on our business, financial condition and results of operations.

Our business and financial results may be materially adversely affected by various legal and regulatory proceedings.

We are subject to legal proceedings, lawsuits and other claims in the normal course of business and could become subject to additional claims in the future, some of which could be material. The outcome of existing proceedings, lawsuits and claims may differ from our expectations because the outcomes of litigation are often difficult to reliably predict. Various factors or developments can lead us to change current estimates of liabilities and related insurance receivables where applicable, or permit us to make such estimates for matters previously not susceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling, settlement or unfavorable development could result in charges that could have a material adverse effect on our business, operating results or financial condition. In addition, litigation can be costly, and the expenses and damages arising from any liability could harm our business.  Furthermore, our insurance may not be adequate to cover claims against us or any liability that may be imposed on us.  The likelihood of legal claims may be heightened in times of financial hardship. See Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K for information on our currently pending legal proceedings.

We may be required to defend against alleged infringement of the intellectual property rights of others.

Companies in our industry aggressively protect and pursue their intellectual property rights. Our products may contain technology provided to us by other parties such as suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. From time to time, we receive notices or are named in litigation that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. Additionally, we receive notices that challenge the validity of our patents. Intellectual property litigation can be expensive, time consuming and distracting to management. An adverse determination in any of these types of disputes could prevent us from producing or offering some of our products and services or could prevent us from enforcing our intellectual property rights. Furthermore, settlements can involve royalty or other payments that could reduce our profit margins and may have a material adverse effect on our financial results. Our suppliers, customers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages. Any of these claims or litigation may have a material adverse effect on our business, financial condition and results of operations.

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

Our long-lived assets recorded as of December 31, 2017 were $144.4 million, representing 61.7% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $49.3 million, as our operations require significant investments in machinery and equipment.

We perform goodwill impairment testing on an annual basis as of October 1 of each year.  Other long-lived assets, such as identifiable intangible assets and plant, equipment and leasehold improvements are reviewed for impairment whenever events, changes or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we were to conclude that an additional future write‑down of our long-lived assets is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations. A write‑down of our long-lived assets may result from, among other things, deterioration in our performance and a decline in expected future cash flows and could have a material adverse effect on our business, financial condition and results of operations.

During the fourth quarter of 2017, based on the goodwill impairment test performed annually as of October 1, we recorded goodwill impairment charges of $19.1 million, of which $17.2 million related to the U.S. Debit and Credit segment resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1.9 million related to Other which resulted from declines in net sales and operating losses incurred in our Canadian business.  See Part II, Item 8, Financial Statements and Supplementary Data, Note 6 “Goodwill and Other Intangible Assets,” in this Annual Report on Form 10-K for more information.

The adoption of the comprehensive tax reform by the U.S. government may materially adversely impact our financial results.

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation that includes significant changes to taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) elimination of deduction for income attributable to domestic production activities and (iv) a partial shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with a transitional rule that taxes certain historic foreign accumulated earnings and certain rules that aim to prevent erosion of U.S. income tax base). The Company is still evaluating the potential impact of the legislation on its financial results.  In particular, however, given our substantial indebtedness and related interest expense, our inability to fully deduct our interest expense from our taxable income may result in an increase in the Company’s effective tax rate, thereby having a material adverse effect on our business, financial condition and results of operations.

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

We make significant investments to our network of high‑security facilities in the United States and Canada in order to meet these standards and criteria, including investments required to satisfy changes adopted from time to time in their respective standards and criteria. Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have constituted in the past an important part of our revenue and profitability. For the year ended December 31, 2017, the vast majority of the products we produced and services we provided were subject to certification with one or more of the Payment Card Brands. If we were to lose our certification from one or more of the Payment Card Brands, Interac (in Canada) or PCI certification for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the networks of the Payment Card Brands. If we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our business may be materially adversely affected by costs relating to product defects, and we could be faced with product liability and warranty claims.

We offer highly complex services and products and, accordingly, from time to time defects have occurred. Such defects can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory, the loss of potential sales and claims by third parties. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects. If we sell defective products into the market, our reputation could suffer and we may lose sales opportunities and incur liability for damages, including damage claims from customers in excess of the amounts they pay us for our products, including consequential damages. In addition, our customers may recall their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such a recall or payment is caused by a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. If any of these risks materialize, our reputation would be harmed and there could be a material adverse effect on our business, financial condition and results of operations.

Demand for Financial Payment Cards may be materially adversely impacted by U.S. and global market and economic conditions.

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

If the U.S. government puts significant tariffs or other restrictions on goods imported into the United States, our revenue and results of operations may be materially harmed.

Most of our chips, as well as certain other raw materials, are imported from companies located outside of the United States. The U.S. government may restrict trade with certain countries and/or impose tariffs on imports from certain countries. The current U.S. administration has expressed antipathy towards certain existing international trade agreements, including NAFTA, and made comments suggesting that it supports significantly increasing tariffs on goods imported into the United States. As of the date of this Annual Report on Form 10-K, it remains unclear what actions, if any, the United States government will take with respect to NAFTA, other international trade agreements and tariffs on goods imported into the United States. If the United States were to withdraw from or materially modify NAFTA or other international trade agreements to which it is a party, or if tariffs are imposed on products that we import from our overseas suppliers, we may be required to raise our prices or find alternative suppliers, which may not be possible at the same cost or quality, which could have a material adverse effect on our business, financial condition and results of operations.

Economic conditions and regulatory changes leading up to and following the United Kingdom’s exit from the

European Union could have a material adverse effect on our business and results of operations.

On June 23, 2016, the United Kingdom (the “U.K.”) held a referendum in which voters approved an exit from the European Union (the “E.U.”), commonly referred to as “Brexit.” As a result of the referendum, the negotiation process to determine the future terms of the U.K.’s withdrawal from the E.U. is ongoing, including the terms of trade between the U.K. and E.U.  The results of these negotiations could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.  Furthermore, Brexit may result in additional tariffs both on raw materials imported into the U.K., as well as our products manufactured in the U.K. and sold elsewhere, resulting in competitive pricing pressures. Any of the foregoing could have a material adverse impact our U.K. operations, which accounted for 12.2% and 9.6% of our net sales for the years ended December 31, 2017 and 2016, respectively.

The terms under which the U.K. withdraws from the E.U., or the failure to reach terms that ensure a smooth exit, could cause significant volatility in global stock markets and currency exchange rate fluctuations, which could impact the strength of the U.S. dollar against foreign currencies in which we conduct business, including the British Pound. If other members of the E.U. consider exit as well, we could face further disruptions and uncertainty with respect to our business operations. The strengthening of the U.S. dollar relative to other currencies may materially adversely affect our operating results.

We rely on licensing arrangements in production and other fields, and actions taken by any of our licensing partners could have a material adverse effect on our business.

Many of our products integrate third‑party technologies that we license or otherwise obtain the right to use, including software relating to smart card operating systems used in products such as EMV cards. As part of our strategy, we have entered into licensing agreements with other leading industry participants that provide us with, among other benefits, access to technology owned by third parties. For example, we license Java card technology from Oracle and Multos card technology from Multos International, a subsidiary of a competitor, for use in certain of our products, including in EMV cards. This Java and Multos card technology provides a secure environment for applications on smart cards and other devices with limited memory and processing capabilities, and we rely on our commercial arrangements with Oracle and Multos International for the continued use of these platforms. Oracle and Multos International may not continue to renew their licenses with us on similar terms or at all, which could negatively impact our net sales. We have also entered into cross‑licensing agreements with certain of our competitors that provide for an exchange of intellectual property, including the sharing of certain patent rights in our respective portfolios. If we are unable to continue to successfully renew these agreements, we may lose our access to certain technologies that we rely upon to develop certain of our products, which could have a material adverse effect on our operations.

Most of our facilities are leased, in whole or in part, and our inability to renew our leases on commercially acceptable terms or at all may have a material adverse effect on our results of operations.

Most of our facilities are located, in whole or in part, on leased property. We may be unable to renew such leases on commercially acceptable terms or at all. Our inability to renew our leases, or a renewal of our leases with a rental rate higher than the prevailing rate under the applicable lease prior to expiration, may have a material adverse effect on our operations, including disrupting our operations or increasing our cost of operations. In the event of non‑renewal of any of our leases, we may be unable to locate suitable replacement properties for our facilities or we may experience delays in relocation that could lead to a disruption in our operations. In addition, if we close a facility, we may not be able to sublease the facility for terms that would cover our existing lease costs, or we may not be able to sublease the facility at all which could have an adverse impact on our operating costs and cash flows. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our senior leadership team.

Our future success depends to a significant extent on the efforts of our senior management. We believe there are only a limited number of available and qualified executives with substantial experience in our industry.  Furthermore, most members of our senior leadership team have a relatively short tenure in their respective positions with the Company, and additional turnover within the management team in the near term could delay or prevent us from fully implementing our business strategy and, consequently, having a material adverse effect on our business, financial condition and results of operations.

If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we may need to locate an adequate replacement. To the extent that we are unable to hire an adequate replacement, or are unable to do so within a reasonable period of time, there could be a material adverse effect on our business.

The ability to recruit, retain and develop qualified personnel is critical to our success and ability to grow.

Our business functions are complex and require wide‑ranging expertise and intellectual capital. For us to successfully compete and grow, we must retain, recruit and develop personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs. In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital. However, the market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our efforts to retain and develop personnel may also result in significant additional expenses, which could have a material adverse effect on our profitability. Our key personnel may not continue to be employed or we may be unable to attract and retain qualified personnel in the future. Such a failure to retain or attract key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the continued viability of the card networks of the Payment Card Brands.

The vast majority of cards we produce and the services we provide are associated with one of the Payment Card Brands. As a result, we depend on the continued viability of the card networks of the Payment Card Brands, including their authorization, clearing and settlement systems. If one or more of the Payment Card Brands were to discontinue their services or otherwise experience a decline in the volume of cards bearing their brands, there could be a material adverse effect on our business, financial condition, and results of operations.

We are required to comply with laws and regulations in other countries and are exposed to business risks associated with our international operations.

For the years ended December 31, 2017, 2016 and 2015, we derived 16.0%, 15.0%, and 15.5%, respectively, of our net sales from outside the United States, primarily in Canada and the United Kingdom. As a result, we are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, export controls, competitive practices, and labor and health and safety laws and regulations in each jurisdiction in which we operate. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which will go into effect in May 2018, and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we may not be successful either due to internal or external factors such as resource allocation limitations or a lack of vendor cooperation. Non-compliance could result in proceedings against us by governmental entities or others and fines up to the greater of €20 million or 4% of annual global revenues. We may also experience difficulty retaining or obtaining new European or multi-national customers due to the compliance cost, potential risk exposure, and uncertainty for these entities. We may find it necessary to establish systems to maintain personal data originating from the European Union in the European Economic Area, which may involve substantial expense and distraction from other aspects of our business. In the meantime, there could be uncertainty as to how to comply with European Union privacy law.

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

•	negative economic developments in economies around the world and the instability of governments, or the downgrades in the debt ratings of certain major economies;
•	social and political instability;
•	complex regulations governing certain of our products;
•	potential terrorist attacks;
•	adverse changes in governmental policies, especially those affecting trade and investment;
•	foreign currency exchange, particularly with respect to the Canadian Dollar and British Pound Sterling; and
•	threats that our operations or property could be subject to nationalization and expropriation.

We may not be in full compliance at all times with the laws and regulations to which we are subject. Likewise, we may not have obtained or may not be able to obtain the permits and other authorizations or licenses that we need. If we violate or fail to comply with laws, regulations, permits, health and safety regulations or other authorizations or licenses, we could be fined or otherwise sanctioned by regulators. In such a case, or if any of these international business risks were to materialize, there could be a material adverse effect on our business, financial condition and results of operations.

Changes in laws, regulations and enforcement activities relating to the financial services industry and our industry may adversely affect the products, services and markets in which we operate.

We and our customers are subject to laws and regulations that affect the financial services industry in the many countries in which our products and services are used. In particular, our customers are subject to numerous laws and regulations applicable to banks, financial institutions and card issuers in the United States, Europe and other regions. The U.S. Government, for instance, has increased its scrutiny of a number of credit and debit card practices, from which some of our customers derive significant revenue. Regulation of the payments industry, including the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”), privacy and data security regulations such as the GLBA, and other regulations applicable to us and our customers, has increased significantly in recent years. Our failure to comply with the laws and regulations applicable to our business may result in the suspension or revocation of our licenses or registrations, the limitation, suspension or termination of our services, and/or the imposition of consent orders or civil and criminal penalties, including fines, which could have a material adverse effect on our business, financial condition and results of operations.

Environmental, health and safety laws and regulations expose us to liability and any such liability may have a material adverse effect on our business.

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

The scientific examination of, political attention to, and rules and regulations on issues surrounding the existence and extent of climate change may result in an increase in our cost of production due to increases in the price of energy and/or the introduction of energy or carbon taxes. A variety of regulatory developments have been introduced that focus on restricting or managing the emission of carbon dioxide, methane and other greenhouse gasses. Companies such as ours may need to purchase at higher costs new equipment or raw materials with lower carbon footprints. These developments and further legislation that is likely to be enacted could negatively affect our operations. Changes in environmental regulations could increase our production costs, which could have a material adverse effect on our business, financial condition and results of operations.

Certain natural disasters, such as flooding, earthquakes, nuclear disasters, certain weather conditions and other catastrophic events, such as fire, may negatively impact our business.

The occurrence of severe weather events, such as rain, snow, wind, storms, hurricanes or other natural disasters, such as flooding, earthquakes, nuclear disasters, fire or a combination thereof, may negatively impact our business. If certain natural disasters, extreme weather conditions or other events such as fire were to directly damage, destroy or disrupt our production facilities, it could disrupt our operations, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would negatively impact our business. Even if our production facilities are not directly damaged, a large natural disaster or fire may result in disruptions in distribution channels or supply chains and significantly increase the prices of the raw materials we use in our production processes. The impact of any such natural disasters, weather changes or other disasters such as fire depends on the specific geographic circumstances but could be significant, and we cannot predict the economic impact, if any, of natural disasters or climate change. Any such disruptions could have a material adverse effect on our business, financial condition and results of operations.

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

Failures, mergers and consolidations of financial institutions and card processors may reduce the number of our clients and potential clients, which could have a material adverse effect on our net sales. Further, if our clients fail, merge with or are acquired by other entities that are not our clients, or that use fewer of our services, they may discontinue or reduce their use of our services. It is also possible that the larger financial institutions and card processors that result from mergers or consolidations would have greater leverage in negotiating terms with us or could decide to perform in‑house some or all of the services which we currently provide or could provide. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

We are subject to the credit risk that our customers may be unable to satisfy their obligations to us.

A significant portion of our net sales are on an open credit basis, with typical payment terms of 30 days, and up to 60 days in some cases, and we are subject to the credit risk of our customers being unable to make payments to us. If any of our customers experience a bankruptcy or are otherwise unable to satisfy their payment obligations to us, any related losses, if incurred, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to implement and maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) requires that we evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting. As an “emerging growth company” (as defined by the JOBS Act) we are not currently required to obtain an attestation from our independent public accounting firm on our management report on internal controls over financial reporting. See “We are an ‘emerging growth company’ and we cannot be certain if the reduced disclosure and other requirements applicable to emerging growth companies will make our common stock less attractive to investors” for a discussion of emerging growth company status.  However, we will be required to obtain such an attestation when we are no longer an emerging growth company.

We have in the past, and may in the future, discover areas of our internal controls that need improvement. If we or our independent registered public accounting firm discover a material weakness in the future, the disclosure of that fact, even if quickly remediated, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions and investors could lose confidence in the accuracy and completeness of our financial reports.

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

As a public company, our legal, accounting and other expenses associated with compliance related and other activities have increased significantly, and therefore, since our initial public offering, our management and other personnel have diverted attention from operational and other business matters to devote substantial time to implementing public company compliance requirements. In particular, we have incurred significant expenses and devoted substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We have hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and we have established an internal audit function. Costs to obtain director and officer liability insurance also contribute to our increased costs.    As a result of the associated liability, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements, which could further increase our compliance costs.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure and other requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act with respect to our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non‑binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an emerging growth company upon the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion (adjusted for inflation) or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter and (ii) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. We may choose to take advantage of some but not all of these reduced reporting and other burdens. To the extent we take advantage of any of the reduced reporting burdens in our periodic filings, the information that we provide our security holders may be different than the information such holders might get from other public companies in which they hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common stock or the stock of other companies in our industry;
•	the failure of research analysts to cover our common stock;
•	the failure to maintain our listing on NASDAQ;
•	material litigation or government investigations;

•	general economic, industry and market conditions;
•	strategic actions by us, our customers or our competitors, such as acquisitions or restructurings;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;
•	changes in key personnel;
•	sales of common stock by our principal stockholders who currently own approximately 59% of our outstanding common stock;
•	sales of common stock by us or members of our management team;
•	the granting or exercise of employee stock options;
•	volume of trading in our common stock; and
•	impact of the facts described elsewhere in “Risk Factors.”

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

If we fail to meet the continued listing standards of NASDAQ, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the NASDAQ Capital Market (“NASDAQ”). NASDAQ requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock, including that we maintain a minimum closing bid price of $1.00 per share. On December 20, 2017, we effected a one-for-five reverse stock split with the intent of increasing the market price per share of our common stock in order to comply with NASDAQ’s continued listing standards related to minimum bid price.  In addition, NASDAQ requires satisfaction of additional continued listing standards, including relating to market capitalization and/or profitability. There can be no assurance that we will be able to maintain compliance with the requirements for continued listing our common stock on NASDAQ. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market.  If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities.  Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Our majority stockholders have the ability to control significant corporate activities

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital), own approximately 37% and 22% of our common stock, respectively, as of December 31, 2017. As a result of their ownership, the Tricor Funds, so long as they collectively hold a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision‑making with respect to our business direction and policies.

Matters over which the Tricor Funds, directly or indirectly, exercise control include:

•	election of directors;
•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;
•	other acquisitions or dispositions of businesses or assets;
•	incurrence of indebtedness and the issuance of equity securities;
•	repurchases of stock and payment of dividends; and
•	the issuance of shares to management under our incentive plans.

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

Our board of directors has elected to discontinue our quarterly dividend and we do not currently have a stock repurchase program in place. If the board of directors elects to reinstate the dividend or adopt a new stock repurchase program, there can be no assurances that we will pay regular dividends to our stockholders or effect stock repurchases under our stock repurchase program.

During August 2017, the Company discontinued its quarterly dividend. In addition, the Company’s prior stock repurchase program expired in May 2017 and the board of directors has not approved a new stock repurchase plan. If, in the future, the board of directors reinstates the quarterly dividend or approves a new stock repurchase plan, our board may, in its sole discretion, change the amount or frequency of any dividends and stock repurchases, or discontinue the payment of dividends and stock repurchases entirely. In addition, because we are a holding company with no material direct operations, we are dependent on dividends and other payments from our operating subsidiaries to generate the funds necessary to pay any future dividends on our common stock. We expect to cause our subsidiaries to make distributions to us in an amount sufficient for us to pay any future dividends and/or make stock repurchases. However, their ability to make such distributions will be subject to their operating results, cash requirements and financial condition, the applicable provisions of Delaware law that may limit the amount of funds available for distribution and our ability to pay cash dividends, and compliance with covenants and financial ratios related to existing or future indebtedness and other agreements with third parties. In addition, each of the companies in our corporate chain must manage its assets, liabilities and working capital in order to meet all of its cash obligations, including the payment of any future dividends or distributions. As a consequence of these various limitations and restrictions, we may not reinstate, or, if reinstated, we may have to reduce or eliminate the future payment of dividends on our common stock and/or stock repurchases. Any change in the level of our dividends or the suspension of the payment thereof or change in the level of our stock repurchases or the suspension of the ability to make stock repurchases could have a material adverse effect the market price of our common stock.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our amended and restated certificate of incorporation and bylaws include, among other things, the following:

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;

•

following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, stockholder action may only be taken at a special or regular meeting and not by written consent, and special meetings may only be called by a majority of the total number of directors that we would have if there were no vacancies on our board of directors;

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;
•

following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, removal of directors only for cause, and only upon the affirmative vote of 75% of our outstanding voting stock at a meeting of our stockholders called for that purpose;

•	allowing only our board of directors to fill vacancies on our board of directors; and
•

following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, super‑majority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

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

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Information regarding each of our facilities is set forth below.

Location	Operations	Square Footage	Owned/Leased
Littleton, Colorado (Corporate)	Corporate headquarters facility	12,000	Leased
Littleton, Colorado (Centennial)	Financial Payment Card production	65,000	Leased
Littleton, Colorado (Midway)	Financial Payment Card personalization services	50,000	Leased
Roseville, Minnesota (3 facilities)	Financial Payment Card production, card personalization, card packaging services and secure fulfillment center	164,000	Leased
Fort Wayne, Indiana	Financial Payment Card production	36,000	Leased
Nashville, Tennessee	Financial Payment Card personalization services and fulfillment	66,000	Leased
Toronto, Ontario	Financial Payment Card and retail gift card production and card personalization services and fulfillment	67,000	Leased
Colchester, United Kingdom	Retail gift card production	37,000	Owned and Leased
Liverpool, United Kingdom	Retail gift card personalization services	30,000	Owned
Derby, United Kingdom	Design and innovation office	300	Leased

Item 3.Legal Proceedings

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc.,in the United States District Court for the Southern District of New York against CPI, certain of its former officers and current and former directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, Mastercard®, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

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

On November 16, 2016, the Company filed a motion to dismiss the amended complaint, which was denied by the court on October 30, 2017. The defendants answered the amended complaint on January 12, 2018, and on January 19, 2018, the parties jointly submitted for the Court’s approval a proposed scheduling order governing the case.

The Company believes these claims are without merit and intends to defend the actions vigorously.

Heckermann v. Montross, et al., Case No. 1:17-CV-01673 (D. Del.)

On November 20, 2017, a purported CPI stockholder filed a shareholder derivative complaint in the United States District Court for the District of Delaware against certain of CPI’s former officers and current and former directors, along with the sponsors of CPI’s October 2015 IPO (with CPI named as the nominal defendant).  The derivative complaint is based principally on the same set of factual allegations underlying In Re CPI Card Group Inc. Securities Litigation, and asserts claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, and for, inter alia, purported breaches of fiduciary duties, unjust enrichment and waste of corporate assets.  It alleges false or misleading statements and omissions in the Registration Statement filed by CPI in connection with its IPO and subsequent public filings and statements and seeks, among other things, injunctive relief, damages and costs.

The Company and the individual defendants believe these claims are without merit and intend to defend the action vigorously.

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

On September 28, 2017, the Company reached a settlement with Gemalto to resolve both lawsuits. Under the terms of the settlement, the Company made a one-time payment of $750,000 during the fourth quarter of 2017, which is recorded in “Selling, General and Administrative” expenses in the Consolidated Statement of Operations during the during year ended December 31, 2017. The settlement resulted in the dismissal of both lawsuits with prejudice, and also includes a mutual covenant not to sue for a period of 18 months.

CPI Card Group Inc. v. Multi Packaging Solutions, Inc.

First case.  On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado. The complaint asserts that MPS ultrasecure gift card packages sold to at least one customer infringe a Company patent on ultrasecure gift card packages. The Company’s patent will expire in 2028. MPS has answered the complaint and counterclaimed for invalidity and noninfringement. The Company’s preliminary injunction request was denied without prejudice after MPS represented that it had voluntarily ceased using the accused technology and will notify CPI before it re-starts.  Discovery is underway.  MPS has moved to dismiss on the ground that the wrong Company subsidiary filed the suit, and the Company is moving to amend to add the applicable subsidiary.  The case is stayed until that issue is resolved.  If the case is dismissed, the Company's subsidiary will promptly re-file.

In June 2017, MPS filed an early motion for summary judgment and sought to stay discovery pending the outcome of that motion.  Both motions were denied in August 2017.  Also in June 2017, MPS filed an IPR petition with the PTAB.  Also, the Company filed its preliminary opposition to the IPR Petition in October 2017.  In September 2017, the Company filed a motion to replace the named plaintiff in the litigation with the Company’s wholly owned subsidiary, CPI Card Group-Minnesota, Inc.; MPS sought to dismiss the complaint for lack of standing on the same ground. That issue has been fully briefed and is awaiting decision.  The PTAB instituted the IPR on January 9, 2018 and the Company is preparing the response for filing in April 2018.  The Company intends to vigorously assert its intellectual property rights in connection with this litigation and the IPR.

Second case.   During the summer of 2017, the Company  commenced a lawsuit  in the District of Minnesota against a former employee, MPS, and two MPS employees (collectively, the Defendants).  The former employee was a sales executive who left the Company in 2017 to join MPS.   In the lawsuit, the Company alleges that the Defendants misappropriated the Company's trade secrets and confidential information, that the former employee violated his employment agreements with the Company, and that Defendants committed various related business torts.  After some early discovery, the Company moved for a preliminary injunction, which the Court  granted in December, 2017.  The litigation is ongoing.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NASDAQ and the TSX under the symbol “PMTS”.

On December 20, 2017, we effected a one-for-five reverse stock split of our common stock, whereby each lot of five shares of common stock issued and outstanding immediately prior to the reverse stock split was converted into and became one share of common stock. In lieu of issuing any fractional shares, any stockholder entitled to receive less than one share of common stock received cash for such stockholder’s fractional share. Share and per share amounts reflect the one-for-five reverse stock split for all periods presented throughout this Annual Report on Form 10-K and the accompanying consolidated financial statements.

The following table sets forth for the indicated periods dividends declared and the high and low prices of our common stock as reported on the NASDAQ and TSX, as adjusted for the reverse stock split discussed above.

	Cash Dividends	NASDAQ ($)		Toronto Stock Exchange (CAD$)
2017	Declared	High	Low	High	Low
First Quarter	$0.225	$24.51	$20.36	$33.50	$27.90
Second Quarter	$0.225	$20.61	$9.32	$28.10	$11.80
Third Quarter	$—	$15.75	$4.53	$21.95	$5.50
Fourth Quarter	$—	$7.25	$3.44	$9.60	$4.90

2016
First Quarter	$0.225	$51.89	$35.50	$78.00	$49.50
Second Quarter	$0.225	$42.53	$16.91	$59.50	$22.55
Third Quarter	$0.225	$29.09	$19.83	$40.25	$27.70
Fourth Quarter	$0.225	$30.34	$16.54	$40.90	$22.00

Holders

There were nine stockholders of record as of February 22, 2018. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend

During the year ended December 31, 2017, the Company declared quarterly cash dividends of $0.225 per share payable on April 7 and July 7. The Company discontinued its quarterly dividend during August 2017.   During the year

ended December 31, 2016, the Company declared quarterly cash dividends of $0.225 per share payable on April 7, July 7, October 7 and January 12, 2017.

Issuer Purchases of Equity Securities

There were no shares repurchased under the Company’s stock repurchase plan during the year ended December 31, 2017 and the stock repurchase plan expired by its terms during May 2017.  During the year ended December 31, 2016, the Company repurchased 287,883 shares, as adjusted for the reverse stock split, for $6.0 million.

Item 6.Selected Financial Data

The financial information in this Annual Report on Form 10-K is presented on a consolidated basis and includes the accounts of the Company and our majority-owned subsidiaries. The consolidated statement of income data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of income data for the years ended December 31, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.  Our selected historical financial data are not necessarily indicative of our future financial condition, future results of operations or future cash flows.

You should read the information set forth below in conjunction with our historical consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
Statement of Income Data(1) :	2017	2016	2015	2014	2013
	(in thousands except share and per share data)
Net sales
Products	$125,306	$168,510	$241,609	$159,220	$101,360
Services	129,556	140,190	132,501	101,786	95,010
Total net sales	254,862	308,700	374,110	261,006	196,370
Cost of sales	179,871	206,802	238,289	179,279	136,874
Gross profit	74,991	101,898	135,821	81,727	59,496
Operating expenses(2)	93,096	72,916	68,101	47,255	33,347
(Loss) Income from operations(2)	(18,105)	28,982	67,720	34,472	26,149
Other expense, net
Interest, net(3)	(20,848)	(20,044)	(18,328)	(7,508)	(7,838)
Foreign currency gain (loss)	560	(417)	59	(124)	(142)
Loss on debt modification and early extinguishment	—	—	(703)	(476)	—
Other income (expense), net	11	20	359	(101)	18
(Loss) income before income taxes(2)	(38,382)	8,541	49,107	26,263	18,187
Income tax benefit (expense)	16,372	(3,142)	(17,846)	(10,291)	(6,988)
Net (loss) income from continuing operations(2)	(22,010)	5,399	31,261	15,972	11,199
Loss from discontinued operations, net of taxes(4)	—	—	(606)	(2,670)	(2,612)
Gain on sale of discontinued operation, net of taxes(4)	—	—	208	—	—
Net (loss) income(2)	$(22,010)	$5,399	$30,863	$13,302	$8,587
Basic and Diluted (loss) earnings per share:(4)(5)
Continuing Operations	$(1.98)	$0.48	$(0.15)	$(3.45)	$(2.95)
Discontinued Operations	—	—	(0.04)	(0.35)	(0.30)
	$(1.98)	$0.48	$(0.19)	$(3.80)	$(3.25)
Weighted Average Shares Outstanding:(6)
Basic	11,117,454	11,165,445	8,963,223	8,239,822	8,214,443
Diluted	11,117,454	11,240,720	8,963,223	8,239,822	8,214,443
Other Financial Data:
Depreciation and amortization	$18,014	$16,927	$15,966	$14,198	$11,595
Cash flow provided by operating activities	2,427	59,958	43,922	26,627	23,622
Capital expenditures	$8,790	$14,294	$18,670	$16,956	$10,628

	December 31,
Consolidated Balance Sheet Data:	2017	2016	2015	2014	2013
Cash and cash equivalents	$23,205	$36,955	$13,606	$12,941	$9,702
Total current assets	89,374	92,417	101,019	88,719	65,958
Plant, equipment and leasehold improvements, net	49,300	53,419	52,113	44,772	36,650
Total assets	234,005	264,420	280,353	266,010	171,867
Total debt	303,869	301,922	309,000	178,810	122,306
Total stockholders’ deficit	$(119,574)	$(95,273)	$(86,610)	$(21,694)	$(36,896)

(1)	Statement of income data includes results from our acquisition of EFT Source from September 2, 2014.

(2)

Included in Operating expense during the year ended December 31, 2017 were goodwill and intangible impairment charges of $19.1 million, of which $17.2 million related to U.S. Debit and Credit resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1.9 million related to Other which resulted from declines in net sales and operating losses incurred in our Canadian business.  Also, included in Operating expense during the year ended December 31, 2016 was a $2.7 million impairment related to a trademark acquired in the EFT Source acquisition. The impairment was a result of the Company’s plans to discontinue its use of the trademark in its sales, marketing and other business practices.  See Note 6 “Goodwill and Other Intangible Assets” in Part II, Item 8, “Financial Statements and Supplementary Data” and “Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K for additional information.

(3)

Interest expense in 2015 includes $4.7 million of amortization of debt issuance cost and discount related to the early debt repayment of $112.5 million using proceeds from our IPO, and an additional fourth quarter debt repayment of $10.0 million.

(4)

We sold our operating segment located in Nevada in January 2015. This operating segment primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands. Accordingly, our consolidated balance sheets, statements of operations and comprehensive income, and statements of cash flows have been reclassified to present this operating segment as a discontinued operation as of and for the years ended December 31, 2015, 2014 and 2013. See Note 3 “Discontinued Operation and Disposition” in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(5)

For a computation of historical basic and diluted earnings per share attributable to continuing and discontinued operations, see Note 12 “Earnings per Share” in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(6)

Basic and diluted shares outstanding and earnings (loss) per share for all periods presented reflect the one-for-five reverse stock split effected on December 20, 2017.  See Note 2 “Summary of Significant Accounting Policies”, in Part II, Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Company Overview

We are a leading provider of comprehensive Financial Payment Card solutions in the United States. We have established a leading position in the Financial Payment Card market through more than 20 years of experience and are focused primarily on this attractive subsector of the financial technology market. Our customers include leading national and regional banks, independent community banks, credit unions, Prepaid Debit Card program managers, Group Service Providers and card transaction processors. We serve a diverse set of over 4,000 direct and indirect customers, including some of the largest issuers of debit and credit cards in the United States and Canada, the largest U.S. Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card transaction processors.

We serve our customers through a network of production and card services facilities, including high-security facilities in the United States and Canada that are each certified by one or more of the Payment Card Brands and Interac (in Canada) and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council. We have a leading network of high-security production facilities in the United States and Canada, allowing us to optimize our solutions offerings to serve the needs of our diverse customer base.

In addition to our high-security facilities in the United States and Canada, we have facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, as well as provide personalization, packaging and fulfillment services.  Retail cards produced at our facilities in the United Kingdom are not issued on the networks of the Payment Card Brands.

2017 Summary of Financial Performance

During the year ended December 31, 2017, net sales decreased 17.4% from 2016, to $254.9 million, and we incurred a loss from operations of $18.1 million compared to $29.0 million of income from operations during 2016.  The operating loss margin for the year ended December 31, 2017 was 7.1%, a decrease from operating profit margin of 9.4% in 2016.

For the year ended December 31, 2017, we generated net loss from continuing operations of $22.0 million, compared to net income of $5.4 million in 2016.

Included in loss from operations and net loss during the year ended December 31, 2017 were goodwill impairment charges of $19.1 million, of which $17.2 million related to the U.S. Debit and Credit segment resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1.9 million related to Other which resulted from declines in net sales and operating losses incurred in our Canadian business.  See Note 6 “Goodwill and Other Intangible Assets” in Part II, Item 8, “Financial Statements and Supplementary Data” and “Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K for additional information.

Cash provided by operating activities for the year ended December 31, 2017 was $2.4 million, representing a decrease compared to cash provided by operating activities of $60.0 million during 2016.

Segment Overview

Our business consists of the following reportable segments: U.S. Debit and Credit, U.S. Prepaid Debit and U.K. Limited.

U.S. Debit and Credit Segment

Our U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV credit cards, debit cards and Prepaid Debit Cards issued on the networks of the Payment Card Brands, instant issuance systems and Private Label Credit Cards that are not issued on the networks of the Payment Cards Brands (including general purpose reloadable, gift, payroll and employee benefit, government disbursement, incentive, and transit cards). This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment operations are each certified by multiple global Payment Card Brands and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council.

U.S. Prepaid Debit Segment

Our U.S. Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States. Services provided include tamper-evident security packaging, card personalization and fulfillment and our CPI on Demand services, where we are able to produce all images, personalized payment cards and related collateral on a one-by-one, on demand basis for our customers, enabling individualized offerings and reducing waste. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages mentioned above. The U.S. Prepaid Debit segment operation is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

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

Other

Our operations in Ontario, Canada and Petersfield, United Kingdom, and our corporate activities are reflected in “Other”. During February 2018 we made the decision to consolidate our three personalization operations in the United States into two facilities to better enable us to optimize operations and achieve market-leading quality and service with a cost-competitive business model.  We plan to be substantially complete with the transition in the third quarter of 2018.

In August 2015, we completed the shut-down of the operations at our Petersfield facility. The Petersfield facility is not material to our business. See Note 16 “Segment Reporting” in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for certain additional information regarding our reporting  segments.

Key Components of Results of Operations

Set forth below is a brief description of key line items of our consolidated statements of operations and comprehensive income.

Net Sales

Net sales reflect our revenue generated from the sale of products and services. Product net sales include the design and production of Financial Payment Cards in contact EMV, dual-interface EMV, contactless and magnetic stripe formats. We also generate product revenue from the sale of our Card@Once® instant issuance systems, Private Label Credit Cards and retail gift cards. Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, including CPI on Demand services, the provision of tamper-evident security packaging, fulfillment services and software as a service personalization of instant issuance Financial Payment cards. We also generate services revenue from personalizing retail gift cards (primarily in Canada and the United Kingdom).

Generally, we recognize net sales related to products upon shipment and services upon the provision of the service, when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as amended by ASU 2016-12 Narrow-scope Improvements and Practical Expedients “ASU 2014-09” was adopted by the Company effective January 1, 2018.  In accordance with this new standard, certain of our performance obligations are required to be recognized over time as the goods are produced rather than upon shipment, as required under applicable accounting guidance prior to ASU 2014-09,  as those products provide value only to a specified customer, have no alternative use, and we have the right to payment for work completed on such items.  This will accelerate the timing of revenue recognition for these arrangements, as revenue will be recognized as goods are produced rather than upon shipment or delivery of goods. See Note 2, “Summary of Significant Accounting Policies” in Part II, Item 8, “Financial Statements and Supplementary Data” and “Critical Accounting Policies and Estimates—Revenue Recognition.” in this Annual Report on Form 10-K for additional information.

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

(Loss) Income from Operations and Operating Margin

(Loss) income from operations consists of our gross profit less our operating expenses. Operating margin is (loss) income from operations as a percentage of net sales.

Other Expense, net

Other expense, net consists primarily of interest expense and foreign currency gains and losses.

Net (Loss) Income from Continuing Operations

Net (loss) income from continuing operations consists of our income from operations, less other expense, net and income tax expense.

Results of Operations

Year Ended December 31, 2017 Compared With Year Ended December 31, 2016

The table below presents our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Net sales:
Products	$125,306	$168,510	$(43,204)	(25.6)%
Services	129,556	140,190	(10,634)	(7.6)%
Total net sales	254,862	308,700	(53,838)	(17.4)%
Cost of sales	179,871	206,802	(26,931)	(13.0)%
Gross profit	74,991	101,898	(26,907)	(26.4)%
Operating expenses (exclusive of impairments shown below)	74,022	70,216	3,806	5.4%
Impairments	19,074	2,700	16,374	*
(Loss) income from operations	(18,105)	28,982	(47,087)	(162.5)%
Other expense, net:
Interest, net	(20,848)	(20,044)	(804)	4.0%
Foreign exchange gain (loss)	560	(417)	977	*
Other income	11	20	(9)	(45.0)%
(Loss) income before income taxes	(38,382)	8,541	(46,923)	(549.4)%
Income tax benefit (expense)	16,372	(3,142)	19,514	*
Net (loss) income	$(22,010)	$5,399	$(27,409)	(507.7)%
* Not meaningful

Net Sales

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit—Products	$105,465	$146,333	$(40,868)	(27.9)%
U.S. Debit and Credit—Services	53,434	62,462	(9,028)	(14.5)%
U.S. Debit and Credit—Total	158,899	208,795	(49,896)	(23.9)%
U.S. Prepaid Debit—Products	—	—	—	—
U.S. Prepaid Debit—Services	61,132	60,065	1,067	1.8%
U.S. Prepaid Debit—Total	61,132	60,065	1,067	1.8%
U.K. Limited—Products	20,600	17,468	3,132	17.9%
U.K. Limited—Services	10,519	12,221	(1,702)	(13.9)%
U.K. Limited—Total	31,119	29,689	1,430	4.8%
Other—Products	5,954	6,950	(996)	(14.3)%
Other—Services	5,095	6,160	(1,065)	(17.3)%
Other—Total	11,049	13,110	(2,061)	(15.7)%
Eliminations	(7,337)	(2,959)	(4,378)	*
Total	$254,862	$308,700	$(53,838)	(17.4)%
* Not meaningful

Net sales for the year ended December 31, 2017 decreased $53.8 million, or 17.4%, to $254.9 million compared to $308.7 million for the year ended December 31, 2016. The decrease in net sales during 2017 was due to a 23.9% decrease in U.S. Debit and Credit and a 15.7% decrease in Other, partially offset by a 1.8% increase in U.S. Prepaid Debit and a 4.8% increase in U.K. Limited.

U.S. Debit and Credit

Net sales for U.S. Debit and Credit for the year ended December 31, 2017 decreased $49.9 million, or 23.9%, to $158.9 million compared to $208.8 million for the year ended December 31, 2016. The decrease in net sales was driven primarily by a $38.6 million decrease in EMV card revenue, an $8.5 million decrease in card personalization and fulfillment as well as a decrease in non-EMV and other sales.

The decrease in EMV revenue was the result of continued market softness in demand for EMV cards, including price erosion and loss of market share. For the year ended December 31, 2017, we sold 70.3 million EMV cards at an average selling price of $0.86 per card compared to 104.5 million EMV cards at an average selling price of $0.95 per card for the year ended December 31, 2016.  The decrease in average selling price during the year ended December 31, 2017 compared to 2016 was due to lower prices across our customer base, including increased competition in the large issuer market, partially offset by favorable net pricing impacts of customer mix.

U.S. Prepaid Debit

Net sales for U.S. Prepaid Debit for the year ended December 31, 2017 increased $1.1 million, or 1.8%, to $61.1 million compared to $60.1 million for the year ended December 31, 2016.  The increase in net sales was due primarily to an increase in sales related to our CPI on Demand services, partially offset by lower average selling prices with our retail prepaid debit customers.  Retail prepaid volumes were consistent during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to two offsetting factors. Decreased sales activity associated with the delay in the roll out of a packaging design refresh related to one of our large customers was more than offset by net volume increases across the remaining retail prepaid customer base.

U.K. Limited

Net sales for U.K. Limited for the year ended December 31, 2017 increased $1.4 million, or 4.8%, to $31.1 million compared to $29.7 million for the year ended December 31, 2016. Increased sales were driven by an RFID loyalty card order produced for a large U.K. retail customer, partially offset by the impact of foreign currency exchange rate fluctuations and decreased sales activity of retail gift and other cards. Fluctuations in the exchange rate between the United States dollar and the British Pound resulted in a $1.8 million reduction to net sales for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Other

Net sales in Other decreased $2.1 million, or 15.7%, from the year ended December 31, 2017 compared to the year ended December 31, 2016.  During 2016, one of our largest Canadian customers refreshed its card designs which resulted in higher net sales during the year ended December 31, 2016 compared to the year ended December 31, 2017.  In addition, there were declines in net sales in Canada related to a few larger customers.  These decreases were offset by $0.2 million of foreign currency exchange rate fluctuations between the United States dollar and Canadian dollar.

Cost of Sales

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Cost of sales by segment:
U.S. Debit and Credit	$113,278	$138,939	$(25,661)	(18.5)%
U.S. Prepaid Debit	40,968	39,017	1,951	5.0%
U.K. Limited	24,327	21,713	2,614	12.0%
Other	8,742	10,007	(1,265)	(12.6)%
Eliminations	(7,444)	(2,874)	(4,570)	*
Total	$179,871	$206,802	$(26,931)	(13.0)%
* Not meaningful

Cost of sales for the year ended December 31, 2017 decreased $26.9 million, or 13.0%, to $179.9 million compared to $206.8 million for the year ended December 31, 2016.  The decrease in cost of sales was due to an 18.5% decrease in U.S. Debit and Credit and a 12.6% decrease in Other, partially offset by a 5.0% increase in U.S. Prepaid Debit and a 12.0% increase in U.K. Limited.

U.S. Debit and Credit

Cost of sales for U.S. Debit and Credit for the year ended December 31, 2017 decreased $25.7 million, or 18.5%, to $113.3 million compared to $138.9 million for the year ended December 31, 2016. The decrease was driven by lower EMV chip card sales volumes resulting in lower corresponding EMV manufacturing costs.  Lower per unit EMV chip prices and decreases in card personalization and fulfillment sales also contributed to the decrease in cost of sales.

U.S. Prepaid Debit

Cost of sales for U.S. Prepaid Debit for the year ended December 31, 2017 increased $2.0 million, or 5.0%, to $41.0 million compared to $39.0 million for the year ended December 31, 2016. The increase was a result of increased sales volumes and costs related to the continued ramp-up of our CPI on Demand services.

U.K. Limited

Cost of sales for U.K. Limited for the year ended December 31, 2017 increased $2.6 million, or 12.0%, to $24.3 million compared to $21.7 million for the year ended December 31, 2016. The increase in cost of sales related to increased net sales activity resulting in higher manufacturing costs and higher material costs as a percent of sales due to product mix, partially offset by $1.3 million of foreign currency exchange rate fluctuations between the United States dollar and the British Pound.

Other

Other cost of sales decreased by $1.3 million, or 12.6%, to $8.7 million during the year ended December 31, 2017 compared to $10.0 million in the year ended December 31, 2016 due to lower manufacturing costs corresponding to the decreased net sales, partially offset by by $0.2 million of foreign currency exchange rate fluctuations between the United States dollar and the Canadian dollar.

Gross Profit and Gross Profit Margin

	Year Ended December 31,
		% of		% of
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$45,621	28.7%	$69,856	33.5%	$(24,235)	(34.7)%
U.S. Prepaid Debit	20,164	33.0%	21,048	35.0%	(884)	(4.2)%
U.K. Limited	6,792	21.8%	7,976	26.9%	(1,184)	(14.8)%
Other	2,414	21.8%	3,018	23.0%	(604)	(20.0)%
Total	$74,991	29.4%	$101,898	33.0%	$(26,907)	(26.4)%

Gross profit for the year ended December 31, 2017 decreased $26.9 million, or 26.4%, to $75.0 million compared to $101.9 million for the year ended December 31, 2016. Gross profit margin for the year ended December 31, 2017 decreased to 29.4% compared to 33.0% for the year ended December 31, 2016.

U.S. Debit and Credit

Gross profit for U.S. Debit and Credit for the year ended December 31, 2017 decreased $24.2 million, or 34.7%, to $45.6 million compared to $69.9 million for the year ended December 31, 2016. The decrease in gross profit for U.S. Debit and Credit was primarily a result of decreased EMV revenues and decreased sales from our card personalization and fulfillment services. Gross profit margin for the U.S. Debit and Credit segment for the year ended December 31, 2017 decreased to 28.7% compared to 33.5% for the year ended December 31, 2016 due to lower overhead cost absorption attributed to reduced production volumes.

U.S. Prepaid Debit

Gross profit for U.S. Prepaid Debit for the year ended December 31, 2017 decreased $0.9 million, or 4.2%, to $20.2 million compared to $21.0 million for the year ended December 31, 2016. The decrease in gross profit was primarily due to the decrease in net sales to retail prepaid customers and increased costs to ramp up CPI on Demand services. Gross profit margin for U.S. Prepaid Debit for the year ended December 31, 2017 decreased to 33.0% compared to 35.0% for the year ended December 31, 2016 due to increased costs to ramp up CPI on Demand services and lower overhead cost absorption during the first quarter of 2017.

U.K. Limited

Gross profit for U.K. Limited for the year ended December 31, 2017 decreased $1.2 million, or 14.8%, to $6.8 million compared to $8.0 million for the year ended December 31, 2016. The decrease in gross profit was driven by higher material costs as a percent of sales due to product mix and $0.5 million of foreign currency exchange rate fluctuations, partially offset by the increase in net sales described above. Gross profit margin for U.K. Limited for the year ended December 31, 2017 decreased to 21.8% compared to 26.9% for the year ended December 31, 2016, primarily due to customer mix.

Other

Gross profit in Other decreased 20.0% in 2017 to $2.4 million from $3.0 million in 2016.  The decrease was primarily due to decreased net sales in Canada.

Operating Expenses

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$42,884	$26,100	$16,784	64.3%
U.S. Prepaid Debit	3,847	4,837	(990)	(20.5)%
U.K. Limited	5,382	5,572	(190)	(3.4)%
Other	40,983	36,407	4,576	12.6%
Total	$93,096	$72,916	$20,180	27.7%

Goodwill Impairments

We perform goodwill impairment testing on an annual basis as of October 1 of each year or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable.  Based on the goodwill impairment test performed as of October 1, 2017 we recorded an impairment charge of $19.1 million, of which $17.2 million related to U.S. Debit and Credit resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1.9 million related to Other which resulted from declines in net sales and operating losses incurred in our Canadian business.

U.S. Debit and Credit

The increase in operating expenses is primarily attributed to the goodwill impairment charge of $17.2 million, partially offset by lower general and administrative expenses.

U.S. Prepaid Debit

The $1.0 million decrease in U.S. Prepaid Debit operating expenses was primarily driven by lower administrative headcount.

U.K. Limited

U.K. Limited operating expenses decreased by $0.2 million, or 3.4%, as $0.3 million of foreign currency exchange rate fluctuations and lower marketing expenses were partially offset by higher labor costs incurred during the year ended December 31, 2017 compared to the year ended December 31, 2016.

Other

Other operating expenses increased $4.6 million due to increased legal costs of $3.4 million, primarily related to increased litigation expenses, $2.4 million of increased software, consulting, and net other expenses, and $1.2 million of increased compensation costs, including CEO transition expenses, partially offset by a decrease of $1.6 million in stock-based compensation expense during the year ended December 31, 2017.  Included in Other operating expenses was a $1.9 million goodwill impairment charge during the year ended December 31, 2017 and a $2.7 million intangible asset impairment charge related to a trademark acquired in the EFT Source acquisition during the year ended December 31, 2016. The net impact of these two impairment charges in 2017 and 2016 also partially offset the above increases.

(Loss) Income from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2017	net sales	2016	net sales	$ Change	% Change
	(dollars in thousands)
(Loss) income from operations by segment:
U.S. Debit and Credit	$2,737	1.7%	$43,756	21.0%	$(41,019)	(93.7)%
U.S. Prepaid Debit	16,317	26.7%	16,211	27.0%	106	0.7%
U.K. Limited	1,410	4.5%	2,404	8.1%	(994)	(41.3)%
Other	(38,569)	*	(33,389)	*	(5,180)	*
Total	$(18,105)	(7.1)%	$28,982	9.4%	$(47,087)	(162.5)%
* Not meaningful

During the year ended December 31, 2017 we incurred a loss from operations of $18.1 million compared to income of $29.0 million for the year ended December 31, 2016. Included in the loss from operations during the year ended December 31, 2017 were the goodwill impairment charges discussed above, totaling $19.1 million.  Operating margins for the year ended December 31, 2017 decreased to (7.1)% compared to 9.4% for the year ended December 31, 2016.

U.S. Debit and Credit

Income from operations for U.S. Debit and Credit for the year ended December 31, 2017 decreased $41.0 million, or 93.7%, to $2.7 million compared to $43.8 million for the year ended December 31, 2016.   Operating margins for the year ended December 31, 2017 decreased to 1.7% compared to 21.0% for the year ended December 31, 2016 due primarily to the lower sales, lower overhead cost absorption attributed to the reduced sales volumes and the goodwill impairment charge discussed above.

U.S. Prepaid Debit

Income from operations for U.S. Prepaid Debit for the year ended December 31, 2017 increased $0.1 million, or 0.7%, to $16.3 million compared to $16.2 million for the year ended December 31, 2016.  Operating margins for the year ended December 31, 2017 decreased to 26.7% compared to 27.0% in 2016.  Increased sales and lower operating expenses were partially offset by costs incurred in connection with the ramp up of CPI on Demand services.  Operating margins decreased as CPI on Demand ramp-up costs were partially offset by decreased operating expenses, as discussed above.

U.K. Limited

Income from operations for U.K. Limited during the year ended December 31, 2017 decreased $1.0 million, or 41.3%, to $1.4 million compared to $2.4 million for the year ended December 31, 2016.  The decrease in income from operations was primarily due to higher material costs as a percent of sales due to product mix, higher operating expenses and $0.2 million of foreign currency exchange rate fluctuations, partially offset by the increase in net sales. Operating margins decreased to 4.5% during the year ended December 31, 2017 from 8.1% in the year ended December 31, 2016 primarily due to product mix and higher operating expenses, as discussed above.

Other

Loss from operations in Other of $38.6 million represented an increased loss of $5.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.  The increased loss was primarily attributable to the higher corporate expenses and the lower sales activity in Canada, partially offset by the net impact of the two impairment charges discussed above.

Interest, net

Interest expense for the year ended December 31, 2017 increased $0.8 million, or 4.0%, to $20.8 million compared to $20.0 million for the year ended December 31, 2016. The additional interest expense resulting from the higher average interest rate on the First Lien Term Loan during the year ended December 31, 2017 was partially offset by no interest expense associated with the Sellers’ Note related to the EFT Source acquisition, which was repaid during September 2016.

Income tax benefit (expense)

During the year ended December 31, 2017 there was an income tax benefit of $16.4 million compared with an income tax expense of $3.1 million for the year ended December 31, 2016 driven by the decrease in income before taxes of $46.9 million.  The effective tax rate increased to 42.7% during the year ended December 31, 2017 from 36.8% for the year ended December 31, 2016. Our effective tax rate was higher during the year ended December 31, 2017 primarily due to the impact of remeasurement of the Company’s deferred tax liability under the new enacted United States federal tax rate of 21% from 35%, and the benefits derived from research and development tax credits.  Partially offsetting these increases to our effective tax rate were the impact of $19.1 million of non-deductible goodwill impairment charges and unrecognized tax benefits recorded during the year ended December 31, 2017.

Net (loss) income

Net loss for the year ended December 31, 2017 was $22.0 million, compared to net income of $5.4 million for the year ended December 31, 2016.  The decrease in net income was driven by several factors, including lower net sales and gross profit, and higher operating expenses, including the impairment charges described above, and higher interest costs.

Fourth Quarter

Our net sales decreased 3.6% in the fourth quarter of 2017 compared to the fourth quarter of 2016.  Net sales for U.S. Debit and Credit decreased 13.4% in the fourth quarter of 2017 compared to fourth quarter of 2016 due to the continued decline in sales and average selling prices of EMV chip cards, and lower card personalization and fulfillment sales.

Net sales for our U.S. Prepaid Debit segment increased $6.3 million or 50.1%, to $19.0 million in the fourth quarter of 2017 compared to $12.6 million in the fourth quarter of 2016 as a result of net sales volume increases across our retail prepaid customer base and increased net sales related to our CPI on Demand services.

Net sales for our U.K. Limited segment decreased 4.1% in the fourth quarter of 2017 compared to the fourth quarter of 2016, due primarily to limited activity with some larger customers during the quarter, partially offset by $0.5 million in foreign currency exchange rates.

During the fourth quarter of 2017 there was a loss from operations of $21.8 million compared to a loss from operations of $0.9 million in the fourth quarter of 2016.  The increased loss from operations was primarily due to the goodwill impairment charges of $19.1 million relating to reporting units within U.S. Debit and Credit and Other, as further described above.  Decreased net sales in U.S. Debit and Credit were primarily due to the continued decline in EMV chip card demand and average selling prices, and lower sales in Canada contributed to the increased loss.  Higher sales activity, with both retail prepaid and CPI on Demand, and lower operating expenses in U.S. Prepaid Debit partially offset these losses.

Year Ended December 31, 2016 Compared With Year Ended December 31, 2015

The table below presents our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Net sales:
Products	$168,510	$241,609	$(73,099)	(30.3)%
Services	140,190	132,501	7,689	5.8%
Total net sales	308,700	374,110	(65,410)	(17.5)%
Cost of sales	206,802	238,289	(31,487)	(13.2)%
Gross profit	101,898	135,821	(33,923)	(25.0)%
Operating expenses	72,916	68,101	4,815	7.1%
Income from operations	28,982	67,720	(38,738)	(57.2)%
Other expense, net:
Interest, net	(20,044)	(18,328)	(1,716)	9.4%
Foreign exchange gain (loss)	(417)	59	(476)	*
Loss on debt modification and early extinguishment	—	(703)	703	*
Other income (expense)	20	359	(339)	*
Income before income taxes	8,541	49,107	(40,566)	(82.6)%
Income tax expense	(3,142)	(17,846)	14,704	(82.4)%
Net income from continuing operations	5,399	31,261	(25,862)	(82.7)%
Loss from discontinued operations	—	(398)	398	(100.0)%
Net income	$5,399	$30,863	$(25,464)	(82.5)%
* Not meaningful

Net Sales

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit—Products	$146,333	$217,863	$(71,530)	(32.8)%
U.S. Debit and Credit—Services	62,462	45,805	16,657	36.4%
U.S. Debit and Credit—Total	208,795	263,668	(54,873)	(20.8)%
U.S. Prepaid Debit—Products	—	—	—	—
U.S. Prepaid Debit—Services	60,065	65,878	(5,813)	(8.8)%
U.S. Prepaid Debit—Total	60,065	65,878	(5,813)	(8.8)%
U.K. Limited—Products	17,468	22,211	(4,743)	(21.4)%
U.K. Limited—Services	12,221	12,150	71	0.6%
U.K. Limited—Total	29,689	34,361	(4,672)	(13.6)%
Other—Products	6,950	9,321	(2,371)	(25.4)%
Other—Services	6,160	8,099	(1,939)	(23.9)%
Other—Total	13,110	17,420	(4,310)	(24.7)%
Eliminations	(2,959)	(7,217)	4,258	(59.0)%
Total	$308,700	$374,110	$(65,410)	(17.5)%

Net sales for the year ended December 31, 2016 decreased $65.4 million, or 17.5%, to $308.7 million compared to $374.1 million for the year ended December 31, 2016. The decrease in net sales during 2016 was due to a 20.8% decrease in U.S. Debit and Credit, an 8.8% decrease in U.S. Prepaid Debit, a 13.6% decrease in U.K. Limited and a 24.7% decrease in Other.

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

The decrease in EMV revenue is the result of continued softness in demand for EMV cards, particularly with large issuer and processor customers. For the year ended December 31, 2016, we sold 104.5 million EMV cards at an average selling price of $0.95 per card compared to 154.7 million EMV cards at an average selling price of $0.94 per card for the year ended December 31, 2015.  The increase in average selling price for EMV cards during the year ended December 31, 2016 compared to 2015 is primarily due to customer mix.

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

U.S. Prepaid Debit

Cost of sales for U.S. Prepaid Debit for the year ended December 31, 2016 decreased $0.5 million, or 1.2%, to $39.0 million compared to $39.5 million for the year ended December 31, 2015. The decrease was primarily due to a decrease in materials, corresponding to the decrease in net sales described above, partially offset by increased labor and overhead costs incurred during the three months ended December 31, 2016, including costs to ramp up CPI on Demand services capabilities.

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

U.S. Debit and Credit

Included in Operating expenses for the year ended December 31, 2016 increased $4.8 million, or 7.1%, to $72.9 million compared to $68.1 million for the year ended December 31, 2015. The increase in operating expenses was due to a 19.6% increase in Other and a 2.1% increase in U.S. Debit and Credit, partially offset by a 14.8% decrease in U.S. Prepaid Debit and a 13.2% decrease in U.K. Limited.

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

Income from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2016	net sales	2015	net sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$43,756	21.0%	$71,555	27.1%	$(27,799)	(38.8)%
U.S. Prepaid Debit	16,211	27.0%	20,701	31.4%	(4,490)	(21.7)%
U.K. Limited	2,404	8.1%	2,710	7.9%	(306)	(11.3)%
Other	(33,389)	*	(27,246)	*	(6,143)	22.5%
Total	$28,982	9.4%	$67,720	18.1%	$(38,738)	(57.2)%
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

Loss on debt modification and early extinguishment

Loss on debt modification and early extinguishment for the year ended December 31, 2015 was $0.7 million related to unamortized deferred financing costs and discount on our Senior Term Loan dated September 2, 2014, which was repaid with proceeds from our $435.0 million First Lien Term Loan.  Refer to Note 8 “Long-Term Debt and Credit Facility”, in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $23.2 million of cash and cash equivalents. Of this amount, $3.2 million was held in accounts outside of the United States.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, while maintaining strong liquidity, will depend upon our ability to generate excess operating cash flows through our operating subsidiaries.  Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs.

At December 31, 2017, there was $312.5 million outstanding under the First Lien Term Loan, and we had an undrawn $40.0 million Revolving Credit Facility, of which $20.0 million is undrawn and available for borrowing.  Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement.  The First Lien Term Loan and Revolving Credit Facility (collectively, “First Lien Credit Facility”) mature on August 17, 2022 and August 17, 2020, respectively.

Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%.  As of December 31, 2017, the interest rate on our First Lien Term Loan was 5.96% and increased to 6.36% as the interest rate was reset on the First Lien Term Loan during January 2018.

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions. We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.  We do not have a required excess cash flow payment related to 2017, and we were in compliance with all covenants under the First Lien Credit Facility as of December 31, 2017.

During the year ended December 31, 2016, the Board of Directors approved a stock repurchase program authorizing repurchases of the Company’s common stock up to $20.0 million.  There were no shares repurchased under this plan during the year ended December 31, 2017 and the stock repurchase plan expired by its terms during May 2017.

During August 2017, the Company discontinued its quarterly dividend of $0.225 per share. The dividend discontinuation was part of the Company’s plan to utilize a greater portion of its available cash to reinvest back into the business to fund growth initiatives and to reduce debt. We remain focused on creating long-term shareholder value by making the strategic investments necessary to position the Company to return to sustainable profitable growth, while also strengthening our balance sheet and maintaining financial flexibility. By discontinuing the dividend, the Company will save approximately $10 million annually providing additional liquidity and financial flexibility.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2017 was $2.4 million compared to cash provided by operating activities of $60.0 million during the year ended December 31, 2016. The year over year decrease was primarily due to net working capital fluctuations, primarily accounts receivable and income taxes, and increased net losses incurred during the year ended December 31, 2017 compared to net income during the year ended December 31, 2016.  Included in the $22.0 million net loss during the year ended December 31, 2017 and the $5.4 million of net income during the year ended December 31, 2016 were non-cash impairment charges of $19.2 million and $2.7 million, respectively, which did not impact cash flows from operating activities.

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

Investing Activities

Cash used in investing activities for the year ended December 31, 2017 was $8.8 million, all relating to capital expenditures.  Capital expenditures during the year ended December 31, 2017 were $5.5 million lower than during the year ended December 31, 2016 due to decreased capital requirements.

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

Financing Activities

Cash used in financing activities for the year ended December 31, 2017 was $7.9 million, primarily related to dividend payments of $7.5 million.

Cash used in financing activities for the year ended December 31, 2016 was $21.9 million, which primarily included the repayment of the $9.0 million subordinated, unsecured promissory note with certain sellers of EFT Source, $6.0 million of common stock repurchased under our stock repurchase program, and $7.5 million of dividends paid on our common stock.

Working Capital

Our working capital as of December 31, 2017 was $54.8 million compared to $57.1 million as of December 31, 2016.  During the year ended December 31, 2017, our cash balance decreased by $13.7 million.  Offsetting the decrease in cash were net increases in other working capital, primarily accounts receivable reflecting the stronger fourth quarter performance of the U.S. Prepaid Debit segment compared to the fourth quarter in 2016 and income taxes receivable as a result of net losses incurred during the year ended December 31, 2017.

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

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2017:

	Payments due by period—December 31, 2017
	(in thousands)
		Less than				More than
	Total	1 year	1 - 3 Years		3 - 5 Years	5 Years
Long-term debt (1)	$312,500	$—	—		312,500	—
Operating leases	13,362	3,613	5,391		3,299	1,059
Interest payments (2)	86,218	18,632	37,264		30,322	—
Non-cancellable purchase obligations (4)	14,513	4,793	9,720	(3)
Total contractual obligations	$426,593	$27,038	$52,375		$346,121	$1,059
(1) Principal payments only.
(2) Amounts are based on the applicable interest rate as of December 31, 2017.
(3) Relates to a single contract for the purchase of materials.

(4) This total does not include our unrecognized tax expense of $1.2 million because we are unable to make a reasonably reliable estimate as to when a cash settlement, if any, with the appropriate taxing authority may occur.

Cyclical and Seasonal Nature of Business

Financial Payment Cards and Private Label Credit Cards are generally influenced by broader cyclical changes in the economy, with economic downturns resulting in decreases in the demand for our products and services. In particular, prolonged economic downturns typically have resulted in significant reductions in the demand for general purpose credit cards due to tightening credit conditions. Additionally, we generally generate higher net sales in the third and fourth quarters of the year, as our sales of Prepaid Debit Card solutions and retail gift cards are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and services in anticipation of the holiday season in the United States.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2017 and 2016.

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

Impairment Assessments of Goodwill and Long-Lived Assets

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

In determining the fair value of assets acquired and liabilities assumed in business combinations and for determining fair values in impairment tests, we use one of the following recognized valuation methods:

•	the income approach (including discounted cash flows);
•	the market approach; or
•	the cost approach.

We generally base our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and earnings multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about future price levels, rates of increase in revenue, cost of revenue and operating expenses, weighted average cost of capital, rates of long term growth and income tax rates. We also consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  Valuations are performed by management or third party valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed and for determining fair value in business combinations and impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Changes to or a failure to achieve our projected business assumptions, including growth and profitability, could result in a valuation that would trigger an impairment of goodwill.

Goodwill and other indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. For impairment evaluations, we first make a qualitative assessment with respect to both goodwill and other indefinite-lived intangibles. In 2017, we adopted ASU 2017-04,  Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in conjunction with our annual impairment testing effective October 1, 2017.  In accordance with ASU 2017-04,  an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.

We completed our goodwill impairment testing as of October 1, 2017, and recorded impairment charges of $19.1 million, of which $17.2 million related to U.S. Debit and Credit resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1.9 million related to Other which resulted from declines in net sales and operating losses incurred in our Canadian business. There were no goodwill impairments recognized during the years ended December 31, 2016 and 2015.

Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to a reporting unit, it no longer retains its identification with a particular acquisition and becomes identified with that reporting unit. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.  Goodwill of $53.6 million as of December 31, 2017 is attributable to the Company’s reportable segments as follows: U.S. Debit and Credit: $47.2 million and U.K. Limited: $6.5 million.

During the year ended December 31, 2016, we recognized a $2.7 million impairment related to a trademark acquired in the EFT Source acquisition. The impairment was a result of the Company’s plans to discontinue its use of the trademark in its sales, marketing and other business practices. Accordingly, the trademark was written down to its fair value of zero.  The impaired asset is included in the U.S. Debit and Credit reportable segment for the year ended December 31, 2016.  Subsequent to this impairment, we evaluated the future utilization of our trademarks and updated our estimate to amortize these assets over lives ranging from 7.5 to 10 years.  As a result, the Company has no remaining indefinite lived intangible assets as of December 31, 2017.  There were no impairment of indefinite-lived intangible assets for the year ended December 31, 2015.

Refer to Note 6, “Goodwill and Other Intangible Assets” and Note 7 “Fair Value of Financial Instruments” in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for certain additional information on goodwill and intangible asset impairments and for further definition of valuation inputs.

Long-lived assets, such as property, equipment and software, and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Plant, equipment, and leasehold improvements are recorded at cost. Accumulated depreciation is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally 3 to 10 years for equipment, furniture, and leasehold improvements) or, when applicable, the lease term. Maintenance and repairs that do not extend the useful life of the respective assets are charged to expense as incurred. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value.  There were no material long-lived asset impairments recorded for the years ended December 31, 2017, 2016, and 2015.

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

Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as amended by ASU 2016-12 Narrow-scope Improvements and Practical Expedients “ASU 2014-09” was adopted by the Company effective January 1, 2018.  In accordance with this new standard, certain of our performance obligations are required to be recognized over time as goods are produced rather than upon shipment, as required under applicable accounting guidance prior to 2014-09, as those products provide value only to a specified customer, have no alternative use, and we have the right to payment for work completed on such items.  This will accelerate the timing of revenue recognition for these arrangements, as revenue will be recognized as goods are produced rather than upon shipment or delivery of goods. See Note 2, “Summary of Significant Accounting Policies” in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for additional information.

Bill and Hold Transactions

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

Inventory Valuation

Raw materials, work-in-process and finished goods inventories are valued at the lower of cost or net realizable value, with cost determined using a first-in, first-out, specific identification or weighted-average method. Cost is calculated based upon the price paid for an item at the time it is received by us, and also includes the capitalization of labor, overhead and other expenses in the case of work-in-process and finished goods inventory. This net inventory cost is recognized through cost of sales when the inventory is sold. It is impractical for us to assign specific allocated overhead costs to individual units of inventory. As such, to match net inventory costs against the related revenue, we estimate the net inventory costs to be deferred and recognized each period as the inventory is sold. Also, we must exercise significant judgment in the case of work-in-process inventory to allocate the appropriate costs to this unfinished product.

Stock-Based Compensation

 During October 2015, we adopted the CPI Card Group Inc. Omnibus Incentive Plan (“Omnibus Plan”) and granted stock options to certain employees during the years ended December 31, 2017 and 2016. We estimate the fair value of option awards using a Black-Scholes option pricing model or other option pricing models, as we deem appropriate.  Option-pricing models require us to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. The most subjective estimate is the expected volatility of the underlying stock when determining the fair market value of an option granted.  Based on the limited amount of trading history of our common stock, we utilized a peer group to estimate the volatility assumption when calculating the fair value of stock options granted during 2017 and 2016. As we obtain more trading history on our own common stock, our specific trading history, and associated volatility will gradually replace the peer group volatility assumption.  As such, our volatility assumption in the future could be significantly different going forward than what we have estimated for our 2017 and 2016 grants, which could impact our stock-based compensation expense in future periods.

A 10% change in our stock-based compensation expense for the year ended December 31, 2017, would have affected pre-tax income by approximately $0.2 million.  We include stock-based compensation expense in selling, general and administrative expenses in our consolidated statement of operations and comprehensive (loss) income.

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

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecast of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded, net of federal benefit, against our deferred tax assets was $4.7 and $4.9 million as of December 31, 2017 and December 31, 2016, respectively. If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

The Company is finalizing the analysis of the effects of ASU 2014-09 on the consolidated financial statements, and subject to completion of this analysis, the Company expects to record a cumulative effective of adoption adjustment as of January 1, 2018 to increase accumulated earnings by a range of $3 to $4 million, reflecting the earnings the

Company would have recognized under ASU 2014-09 if applied as of December 31, 2017. The Company does not expect the application of ASU 2014-09 will have a material effect on the Consolidated Statement of Operations.  Under the new guidance, the Company expects to recognize certain performance obligations over time as the goods are produced, since those products provide value to only a specified customer, have no alternative use, and the Company has the right to payment for work completed on such items.  This will accelerate the timing of revenue recognition for these arrangements, as revenue will be recognized as goods are produced rather than upon shipment or delivery of goods. In addition to accelerating the timing of recording revenue, the Company expects corresponding decreases in deferred revenue, work in process and finished goods inventories, and an increase to accounts receivable. The Company is in the process of implementing and refining the required changes to its business and accounting processes, and internal controls to support recognition and disclosures under the new standard.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Key Input Price Risks

Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the costs of key operating resources, including EMV microchips, polyvinyl chloride (“PVC”), energy and other commodities. We have been able to generally offset cost increases, which have historically not been significant, by making operational adjustments that increase productivity. However, substantial increases in costs and expenses could impact our operating results to the extent that such increases cannot be offset by selling price increases.

Labor and Benefits Costs

We are exposed to inflation in wage and benefits costs which represented 16% of net sales for the year ended December 31, 2017. Due to the high-security nature of our business, the availability of potential applicants is limited by the security and other requirements of the Payment Card Brands, and applicants are required to undergo a background screening process. Due to these factors, we have historically provided a starting wage that is above the minimum wage in place for the particular states or provinces in which we do business to attract qualified applicants. We further believe that this enables us to attract a higher caliber employee, which we believe translates directly to higher quality and productivity. There can be no assurance that we will generate sales growth in an amount sufficient to offset increases in minimum wage or other inflationary pressures.

Interest Rate Risk

We are exposed to interest rate risk through fluctuations in interest rates on our term loan obligations. Our Revolving Credit Facility and our First Lien Term Loan carry interest at a floating rate.  As of December 31, 2017, we had $312.5 million in outstanding floating rate debt obligations under our First Lien Term Loan.  Net of unamortized debt and unamortized deferred financing costs of $8.6 million, our recorded debt balance was $303.9 million at December 31, 2017. Each quarter point increase or decrease in the interest rate on our First Lien Term Loan would change our annual interest expense by approximately $0.8 million. If $40 million under our Revolving Credit Facility were drawn, each quarter point increase or decrease in the interest rate on our Revolving Credit Facility would change our annual interest expense by approximately $0.1 million.

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound Sterling and the Canadian Dollar. Risk can be estimated by measuring the impact of a near-term adverse movement of 10% in foreign currency rates against the U.S. Dollar. A hypothetical 10% change in the British Pound Sterling and Canadian Dollar would have impacted our 2017 net sales by approximately $4.2 million, with the impact to income from operations being immaterial. Approximately 83.5% of net sales for the year ended December 31, 2017 were in U.S. dollar functional currency subsidiaries, not subject to such foreign currency risk.

Pricing Risk

While we have been able to partially offset historical pricing pressure and other changes in the price of our products and services by offering higher-value added products and services, cross-selling additional products and services, coupled with more efficient purchasing practices, productivity improvements and greater economies of scale, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions could limit our pricing flexibility and macroeconomic conditions could increase pricing pressure. There can be no assurance that future pricing pressure can be offset by our ability to reduce our costs. In addition, there can be no assurance that we will generate sales growth in an amount sufficient to offset pricing pressures.

61

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CPI Card Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
March 12, 2018

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Shares and Per Share Amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$23,205	$36,955
Accounts receivable, net of allowances of $53 and $126, respectively	37,537	31,492
Inventories	16,237	19,369
Prepaid expenses and other current assets	3,960	4,601
Income taxes receivable	8,435	—
Total current assets	89,374	92,417
Plant, equipment and leasehold improvements, net	49,300	53,419
Intangible assets, net	41,472	46,348
Goodwill	53,611	71,996
Other assets	248	240
Total assets	$234,005	$264,420
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$16,545	$10,996
Accrued expenses	13,820	17,487
Income taxes payable	—	64
Deferred revenue and customer deposits	4,177	6,729
Total current liabilities	34,542	35,276
Long-term debt, net of current maturities	303,869	301,922
Deferred income taxes	12,286	21,261
Other long-term liabilities	2,882	1,234
Total liabilities	353,579	359,693
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 11,134,714 shares issued and outstanding and 11,071,813 shares issued and outstanding at December 31, 2017 and 2016, respectively, giving retroactive effect to the 1-for-5 reverse stock split effected on December 20, 2017	11	11
Capital deficiency	(113,081)	(114,837)
Accumulated (loss) earnings	(1,366)	25,968
Accumulated other comprehensive loss	(5,138)	(6,415)
Total stockholders’ deficit	(119,574)	(95,273)
Total liabilities and stockholders’ deficit	$234,005	$264,420

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2017	2016	2015
Net sales:
Products	$125,306	$168,510	$241,609
Services	129,556	140,190	132,501
Total net sales	254,862	308,700	374,110
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	87,441	111,627	155,516
Services (exclusive of depreciation and amortization shown below)	81,180	84,453	73,111
Depreciation and amortization	11,250	10,722	9,662
Total cost of sales	179,871	206,802	238,289
Gross profit	74,991	101,898	135,821
Operating expenses:
Selling, general and administrative (exclusive of depreciation, amortization and impairments shown below)	67,258	64,011	61,116
Impairments	19,074	2,700	—
Depreciation and amortization	6,764	6,205	6,304
Restructuring charges	—	—	681
Total operating expenses	93,096	72,916	68,101
(Loss) income from operations	(18,105)	28,982	67,720
Other expense, net:
Interest, net	(20,848)	(20,044)	(18,328)
Foreign currency gain (loss)	560	(417)	59
Loss on debt modification and early extinguishment	—	—	(703)
Other income, net	11	20	359
Total other expense, net	(20,277)	(20,441)	(18,613)
(Loss) income before income taxes	(38,382)	8,541	49,107
Income tax benefit (expense)	16,372	(3,142)	(17,846)
Net (loss) income from continuing operations	(22,010)	5,399	31,261
Discontinued operations:
Loss from a discontinued operation, net of taxes (Note 3)	—	—	(606)
Gain on sale of a discontinued operation, net of taxes	—	—	208
Net (loss) income	$(22,010)	$5,399	$30,863
Preferred stock dividends	—	—	(32,548)
Net (loss) income attributable to common stockholders	$(22,010)	$5,399	$(1,685)

Basic and diluted (loss) earnings per share:
Continuing operations	$(1.98)	$0.48	$(0.15)
Discontinued operation	-	—	(0.04)
	$(1.98)	$0.48	$(0.19)

Dividends declared per common share	$0.45	$0.90	$—

Comprehensive (loss) income
Net (loss) income	(22,010)	5,399	30,863
Currency translation adjustment	1,277	(2,116)	(1,715)
Total comprehensive (loss) income	$(20,733)	$3,283	$29,148

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Except Share Amounts)

					Accumulated
					other	Employee
	Common Shares		Capital	Accumulated	comprehensive	notes
	Shares(1)	Amount(1)	deficiency	earnings (loss)	loss	receivable	Total
December 31, 2014	8,274,216	$8	$(24,808)	$5,798	$(2,584)	$(108)	$(21,694)
Issuance of common stock upon public offering, net of offering costs	3,000,000	3	135,301	—	—	—	135,304
Shares issued under stock-based compensation plans	51,523	—	—	—	—	—	—
Stock-based compensation	—	—	885	—	—	—	885
Redemption of common stock	(17,354)	—	(46)	—	—	—	(46)
Dividend distribution on Series A Preferred Stock	—	—	(230,315)	—	—	—	(230,315)
Repayment of employee note	—	—	—	—	—	108	108
Components of comprehensive income (loss):							—
Net income	—	—	—	30,863	—	—	30,863
Currency translation adjustment	—	—	—	—	(1,715)	—	(1,715)
December 31, 2015	11,308,385	$11	$(118,983)	$36,661	$(4,299)	$—	$(86,610)
Common stock dividends	—	—	—	(10,049)	—	—	(10,049)
Common stock repurchased	(287,883)	—	(1)	(6,007)	—	—	(6,008)
Shares issued under stock-based compensation plans	51,311	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	3,579	—	—	—	3,579
Tax benefit attributable to stock-based compensation and other	—	—	568	—	—	—	568
Components of comprehensive income (loss):							—
Net income	—	—	—	5,399	—	—	5,399
Currency translation adjustment	—	—	—	—	(2,116)	—	(2,116)
December 31, 2016	11,071,813	$11	$(114,837)	$25,968	$(6,415)	$—	$(95,273)
Adoption of ASU 2016-09	—	—	(38)	38	—	—	—
Common stock dividends	—	—	—	(5,021)	—	—	(5,021)
Shares issued under stock-based compensation plans	62,901	—	—	(341)	—	—	(341)
Stock-based compensation	—	—	1,794	—	—	—	1,794
Components of comprehensive (loss) income:							—
Net loss	—	—	—	(22,010)	—	—	(22,010)
Currency translation adjustment	—	—	—	—	1,277	—	1,277
December 31, 2017	11,134,714	$11	$(113,081)	$(1,366)	$(5,138)	$—	$(119,574)
(1) Common share and par value amounts have been adjusted to give retroactive effect to the 1-for-5 reverse stock split effected on December 20, 2017.

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net (loss) income	$(22,010)	$5,399	$30,863
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairments	19,074	2,700	—
Depreciation and amortization expense	18,014	16,927	15,995
Stock-based compensation expense	1,989	3,579	9,633
Amortization of debt issuance costs and debt discount	1,947	1,922	5,648
Loss on debt modification and extinguishment	—	—	703
Loss on sale of a discontinued operation	—	—	1,039
Excess tax benefits from stock-based compensation	—	(611)	—
Deferred income tax	(9,095)	(1,829)	10,914
Other, net	(230)	448	(45)
Changes in operating assets and liabilities:
Accounts receivable	(5,486)	19,847	(9,556)
Inventories	3,573	5,793	(4,416)
Prepaid expenses and other assets	671	(527)	(714)
Income taxes	(8,489)	5,429	(4,975)
Accounts payable	5,319	(6,394)	1,663
Accrued expenses	(1,512)	3,841	915
Deferred revenue and customer deposits	(2,964)	3,037	699
Other liabilities	1,626	397	(14,444)
Cash provided by operating activities	2,427	59,958	43,922
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(8,790)	(14,294)	(18,670)
Proceeds from sale of a discontinued operation	—	—	5,000
Cash used in investing activities	(8,790)	(14,294)	(13,670)
Financing activities
Dividends paid on common stock	(7,540)	(7,519)	—
Payment of Sellers' Note	—	(9,000)	—
Common stock repurchased	—	(6,008)	—
Net proceeds from an initial public offering of common stock	—	—	135,304
Proceeds from First Lien Term Loan	—	—	435,000
Payments on First Lien Term Loan	—	—	(122,500)
Payments on long-term debt	—	—	(170,929)
Loan issuance costs	—	—	(17,773)
Dividend distribution on Series A Preferred Stock	—	—	(230,315)
Redemption of preferred and common stock	—	—	(58,296)
Proceeds from employee note receivable	—	—	108
Taxes withheld and paid on stock-based compensation awards	(341)	—	—
Excess tax benefits from stock-based compensation awards	—	611	—
Cash used in financing activities	(7,881)	(21,916)	(29,401)
Effect of exchange rates on cash	494	(399)	(186)
Net (decrease) increase in cash and cash equivalents:	(13,750)	23,349	665
Cash and cash equivalents, beginning of period	36,955	13,606	12,941
Cash and cash equivalents, end of period	$23,205	$36,955	$13,606
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$18,466	$15,071	$11,986
Income taxes	$30	$(468)	$10,136

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

•

U.S. Prepaid Debit Segment.  The U.S. Prepaid Debit segment primarily provides integrated card services to prepaid debit card issuers in the United States. Services provided include tamper-evident security packaging and card personalization and fulfillment and CPI on Demand services, where the Company is able to produce all images, personalized payment cards and related collateral on a one-by-one, on demand, basis for its customers, enabling individualized offerings and reducing waste. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages mentioned above. The U.S. Prepaid Debit segment operation is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

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

The Company also has an operation in Ontario, Canada that provides EMV and Prepaid Debit Cards and card services, which is reflected in “Other”.  See Note 16 “Segment Reporting”.

The Company sold its non-secure operation located in Nevada on January 12, 2015 (the “Nevada Sale”) under an asset purchase agreement for $5,000 in cash.  The Nevada operation primarily produced retail gift cards that are not issued on the networks of the Payment Card Brands. Accordingly, the Company’s Consolidated Balance Sheet as of December 31, 2015, and Statements of Operations and Comprehensive Income for the year ended December 31, 2015 has been reclassified to present the Nevada operation as a discontinued operation. See Note 3 “Discontinued Operation and Disposition”.

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

On August 17, 2015, the Company entered into a first lien credit agreement ("First Lien Credit Facility") with a syndicate of lenders providing for a $435,000 first lien term loan facility ("First Lien Term Loan") and a $40,000 revolving credit facility ("Revolving Credit Facility"). The Company used proceeds from the First Lien Credit Facility to pay off the outstanding balance on our previous credit facility of $158,420, and to redeem 62,140 shares of Series A Preferred Stock for an aggregate price of $276,688. See Note 8 “Long-Term Debt and Credit Facility” and Note 10 “Series A Preferred Stock”.

On October 15, 2015, the Company completed its initial public offering (“IPO”) issuing 3,000,000 shares of common stock at a price of $50.00 per share (as adjusted for the one-for-five reverse stock split of our common stock discussed in “Basis of Presentation” below). The net proceeds from the IPO, after issuance costs, were utilized to (i) redeem all of our remaining Series A Preferred Stock for a total redemption price of $11,877, (ii) repay $112,500 of the amount outstanding under the First Lien Term Loan (as defined herein), and (iii) terminate and settle all outstanding obligations due under the Phantom Stock Plan (as defined herein) of $13,268. The proceeds of the IPO were net of deferred offering expenses of $7,196 and are reflected in “Capital deficiency” in the Company’s Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Deficit.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Consolidated Financial Statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On December 18, 2017, the Company filed a Certificate of Amendment to the Company’s Third Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-five reverse stock split of the Company’s common stock. The reverse stock split became effective on December 20, 2017, at which time each lot of five shares of common stock issued and outstanding automatically and without any further action on the part of our stockholders, converted into and became one share of common stock. In lieu of issuing any fractional shares, any stockholder entitled to receive less than one share of common stock received cash for such stockholder’s fractional share. Share and per share amounts reflect the one-for-five reverse stock split for all periods presented throughout the accompanying consolidated financial statements and notes thereto.

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

The company includes gross shipping and handling revenue and costs in net sales and cost of sales respectively.

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

Trade Accounts Receivable and Concentration of Credit Risk

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The Company performs ongoing credit evaluations of its customers and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it becomes probable collection will not occur. The allowance for bad debt and credit activity for the years ended December 31, 2017 and 2016 is summarized as follows:

Balance as of December 31, 2015	$212
Bad debt expense	12
Write-off of uncollectible accounts	(90)
Currency translation adjustments	(8)
Balance as of December 31, 2016	$126
Bad debt expense	(51)
Write-off of uncollectible accounts	(26)
Currency translation adjustments	4
Balance as of December 31, 2017	$53

For the year ended December 31, 2017 one customer represented 12.4% of the Company’s consolidated net sales. For the years ended December 31, 2016 and 2015, the Company did not have sales to a single customer that exceeded 10% of consolidated net sales.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are measured at the lower of cost or net realizable value (determined on the first-in, first-out, specific identification or weighted-average method basis) in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2015-11, Inventory—Simplifying the Measurement of Inventory, which the Company adopted on January 1, 2017. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this standard did not impact the Company’s financial position, results of operations or cash flows.

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

Goodwill and Intangible Assets

 Goodwill is not amortized, but instead is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. For impairment evaluations, the Company first makes a qualitative assessment with respect to both goodwill and other indefinite-lived intangibles. During 2017, the Company early adopted ASU 2017-04,  Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in conjunction with its annual impairment testing effective October 1, 2017. In accordance with ASU 2017-04,  an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.

The Company generally bases its measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: its weighted average cost of capital; discrete and long-term rate of growth and profitability of the reporting unit's business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

The Company recorded goodwill impairment charges of $19,074 during the year ended December 31, 2017. Refer to Note 6 “Goodwill and Other Intangible Assets” for information.

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

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to ASC 718, Share-Based Payments. All stock-based compensation to employees is required to be measured at fair value and expensed, net of forfeitures, over the requisite service period. The Company recognizes compensation expense on awards on a straight-line basis over the vesting period for each tranche of an award. Refer to Note 15 “Stock Based Compensation” for additional discussion regarding details of the Company's stock-based compensation plans.

As a result of the Company’s adoption of ASU 2016-09, Compensation–Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) as of January 1, 2017, the Company accounts for forfeitures when they occur.  The cumulative-effect adjustment to “Accumulated earnings” and “Capital deficiency” in the Company’s Consolidated Balance Sheet was immaterial.  In addition, excess tax benefits and deficiencies in connection with the Company’s stock-based compensation plans are recorded in “Income tax benefit” in the Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company elected to present excess tax benefits as an operating activity prospectively in the Consolidated Statement of Cash Flows for the year ended December 31, 2017.  As required by ASU 2016-09, the Company classifies payments to tax authorities for shares withheld to satisfy employer income tax obligations in relation to the vesting of stock-based compensation awards as a financing activity in the Consolidated Statement of Cash Flows.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs during the years ended December 31, 2017, 2016 and 2015 were $783, $801, and $764, respectively.

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities in its preparation of the Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances for inventories and deferred taxes, debt, uncertain tax positions and stock-based compensation expense. Actual results could differ from those estimates.

Foreign Currency Translation

Financial statements of foreign subsidiaries that use local currencies as their functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each reporting period for revenue, expenses, gains and losses. Translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss in the accompanying consolidated financial statements.

Foreign currency transaction gains and losses resulting from the process of re-measurement are recorded in “Foreign currency gain (loss)” in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. For the years ended December 31, 2017, 2016 and 2015 there were $560, $(417), and $59 of such foreign currency gains (losses), respectively.

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

The Company is finalizing the analysis of the effects of ASU 2014-09 on the consolidated financial statements, and subject to completion of this analysis, the Company expects to record a cumulative effective of adoption adjustment as of January 1, 2018 to increase accumulated earnings by a range of $3,000 to $4,000, reflecting the earnings the Company would have recognized under ASU 2014-09 if applied as of December 31, 2017. The Company does not expect the application of ASU 2014-09 will have a material effect on the Consolidated Statement of Operations.  Under the new guidance, the Company expects to recognize certain performance obligations over time as the goods are produced, since those products provide value to only a specified customer, have no alternative use, and the Company has the right to payment for work completed on such items.  This will accelerate the timing of revenue recognition for these arrangements, as revenue will be recognized as goods are produced rather than upon shipment or delivery of goods. In addition to accelerating the timing of recording revenue, the Company expects corresponding decreases in deferred revenue, work in process and finished goods inventories, and an increase to accounts receivable. The Company is in the process of implementing and refining the required changes to its business and accounting processes, and internal controls to support recognition and disclosures under the new standard.

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

3. Discontinued Operation and Disposition

On January 12, 2015, the Company sold its Nevada non-secure operation under an asset purchase agreement for $5,000 in cash. The Nevada operation was primarily engaged in the design, production, data personalization, packaging and daily fulfillment of retail gift and loyalty cards for customers in the United States and was not certified by any of the Payment Card Brands.  At the date of sale, the net carrying values of the assets classified as a discontinued operation included inventory and plant, equipment and leasehold improvements of $3,129 and $2,910, respectively.  For the year ended December 31, 2015, the Company recognized a gain on the sale of the discontinued operation of $208, which is included in “Gain on sale of a discontinued operation”, net of an income tax benefit of $1,247, in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

During the year ended December 31, 2015, the Nevada operation recognized a loss of $606 as included in “Loss from a discontinued operation, net of taxes” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. This amount is net of an income tax benefit of $404 for the year ended December 31, 2015. There was no financial impact related to Nevada for the years ended December 31, 2017 and 2016.

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

4. Inventories

Inventories are summarized below:

	December 31,
	2017	2016
Raw materials	$6,498	$8,206
Work-in-process	6,557	6,340
Finished goods	3,182	4,823
	$16,237	$19,369

5. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	December 31,
	2017	2016
Buildings	$2,318	$2,077
Machinery and equipment	62,318	59,464
Furniture, fixtures and computer equipment	7,585	6,634
Leasehold improvements	19,754	18,655
Construction in progress	1,980	1,136
	93,955	87,966
Less accumulated depreciation and amortization	(44,655)	(34,547)
	$49,300	$53,419

Amounts recorded for the depreciation of plant, equipment and leasehold improvements were $13,112, $12,295, and $11,389 for the years ended December 31, 2017, 2016 and 2015, respectively.

There were no impairments of the Company’s plant, equipment, and leasehold improvement assets for the years ended December 31, 2017, 2016, and 2015.

6. Goodwill and Other Intangible Assets

The Company’s goodwill by reportable segment at December 31, 2017 and 2016 is as follows:

	December 31,
	2017	2016
U.S. Debit and Credit	$47,150	$64,330
U.K. Limited	6,461	5,908
Other	—	1,758
	$53,611	$71,996

Goodwill activity is summarized as follows:

Balance as of January 1, 2016	$73,123
Currency translation	(1,127)
Balance as of December 31, 2016	$71,996
Currency translation	689
Impairments	(19,074)
Balance as of December 31, 2017	$53,611

The Company completed its goodwill impairment testing as of October 1, 2017, and recorded impairment charges of $19,074, of which $17,181 related to U.S. Debit and Credit resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1,893 relates to Other which resulted from declines in net sales and operating losses incurred in our Canadian business.    The Company determined the fair value of the reporting units primarily based on an income approach, using the present value of future discounted cash flows of the reporting unit.  This approach includes significant estimates of the reporting unit’s weighted average cost of capital, financial forecasts developed by management, and long-term rate of growth and profitability. The market approach was also considered, with fair value determined by applying pricing multiplies derived from publicly-traded companies that are comparable to the reporting unit.  There were no goodwill impairments recognized during the years ended December 31, 2016 and 2015.

During the year ended December 31, 2016, the Company recognized an intangible asset impairment charge of $2,700 related to a trademark acquired in the EFT Source acquisition. The impairment was a result of the Company’s plans to discontinue its use of the trademark in its sales, marketing and other business practices. Accordingly, the trademark was written down to its fair value of zero.  Refer to Note 7 “Fair Value of Financial Instruments” for further definition of valuation inputs. The impaired asset is included in the U.S. Debit and Credit reportable segment.

Subsequent to this impairment, the Company evaluated the future utilization of its trademarks and updated its estimate to amortize these assets over lives ranging from 7.5 to 10 years.  As a result, the Company has no remaining indefinite lived intangible assets as of December 31, 2017.  There was no impairment of indefinite-lived intangible assets for the year ended December 31, 2015.

            CPI’s amortizable intangible assets consist of customer relationships, technology and software, trademarks and non-compete agreements. Total intangible assets are being amortized over a weighted-average useful life of 15.6 years. Intangible amortization expense totaled $4,902, $4,632, and $4,577, for the years ended December 31, 2017, 2016 and 2015, respectively.  During the years ended December 31, 2017, 2016 and 2015, there were no material impairments of the Company’s amortizable intangible assets.

Intangible assets consist of the following:

		December 31, 2017			December 31, 2016
	Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	12 to 20	$58,895	(24,373)	34,522	$58,994	$(20,972)	$38,022
Technology and software	7 to 10	7,101	(3,095)	4,006	7,101	(2,167)	4,934
Trademarks	7.5 to 10	3,330	(487)	2,843	3,330	(98)	3,232
Noncompete agreements	5 to 8	491	(390)	101	491	(331)	160
Intangible assets subject to amortization		$69,817	$(28,345)	$41,472	$69,916	$(23,568)	$46,348

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2017 is as follows:

2018	$4,880
2019	4,860
2020	4,820
2021	4,577
2022	4,091
Thereafter	18,244
$41,472

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

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Consolidated Balance Sheets are as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2017
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2017	2017	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$228,125	$—	$228,125	$—

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2016
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2016	2016	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$290,625	$—	$290,625	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 8, “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents approximate fair value due to their short maturities.

Nonrecurring fair value measurements include the Company’s goodwill and intangible asset impairments recognized during the year ended December 31, 2017 and the trademark intangible asset impairment recognized during the year ended December 31, 2016 as determined based on unobservable Level 3 inputs.  Refer to Note 6, “Goodwill and Other Intangible Assets.”

8. Long-Term Debt and Credit Facility

Long-term debt consists of the following:

	Interest	December 31,	December 31,
	Rate	2017	2016
First Lien Term Loan (a)	5.96%	$312,500	$312,500
Unamortized discount		(3,122)	(3,795)
Unamortized deferred financing costs		(5,509)	(6,783)
Total long-term debt		303,869	301,922
Less current maturities		-	-
Long-term debt, net of current maturities		$303,869	$301,922
(a)	Interest rate on December 31, 2017

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company's assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage not in excess of 7.0 times Adjusted EBITDA, as defined in the agreement.  As of December 31, 2017, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company does not have a required excess cash flow payment related to 2017.

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

As of December 31, 2017, the Company did not have any outstanding amounts under the Revolving Credit Facility, and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.5% as of December 31, 2017 and December 31, 2016, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines.  The Company has accrued interest of $4,296 and $3,858, recorded within “Accrued expenses” on the Consolidated Balance Sheets as of December 31, 2017, and 2016, respectively.

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

9. Income Taxes

Income tax (benefit) expense from continuing operations and effective income tax rates consist of the following:

	December 31,
	2017	2016	2015
Current taxes:
Domestic	$(7,376)	$4,944	$16,036
Foreign	99	27	254
	(7,277)	4,971	16,290
Deferred taxes:
Domestic	(9,161)	(1,830)	1,656
Foreign	66	1	(100)
	(9,095)	(1,829)	1,556
Income tax (benefit) expense	$(16,372)	$3,142	$17,846
(Loss) income before income taxes
Domestic	$(36,646)	$7,437	$50,692
Foreign	(1,736)	1,104	(1,585)
Total	$(38,382)	$8,541	$49,107
Effective income tax rate	42.7%	36.8%	36.3%

The effective income tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2017	2016	2015
Tax at federal statutory rate	35.0%	35.0%	35.0%
State income taxes	0.5	6.3	2.0
Foreign taxes	0.3	(1.9)	0.3
Deferred tax impact of enacted tax rate and law changes	18.4	—	—
Goodwill impairments	(17.4)	—	—
Tax credits	10.8	—	—
Unrecognized tax benefits	(3.2)	—	—
Other	(1.7)	(2.6)	(1.0)
Effective income tax rate	42.7%	36.8%	36.3%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Accrued expense	$744	$1,089
Unrealized foreign exchange loss	647	1,426
Net operating loss carryforward	2,227	3,066
Deferred financing costs	707	1,355
Stock compensation	679	1,166
Tax credit carryforward	420	—
Other	868	555
Total gross deferred tax assets	6,292	8,657
Valuation allowance	(4,688)	(4,930)
Net deferred tax assets	1,604	3,727
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(2,819)	(6,393)
Intangible assets	(10,144)	(17,159)
Prepaid expenses	(927)	(1,436)
Total gross deferred tax liabilities	(13,890)	(24,988)
Net deferred tax liabilities	$(12,286)	$(21,261)

The net deferred tax liabilities are reflected in the consolidated balance sheets as follows:

	December 31,
	2017	2016
Long-term deferred tax liabilities	$(12,286)	$(21,261)

The net change in the valuation allowance during the year ended December 31, 2017 was a decrease of $242 and related to foreign currency exchange rate fluctuations, changes in net operating losses of foreign locations and state research and development credits carried forward.

The Company has potential tax benefits associated with $8,089 of gross foreign operating loss carryforwards, which expire at various dates from 2024 through 2032.  Due to the uncertainty of being able to recognize these loss carryforwards, the Company has provided a valuation allowance of 100% of the tax benefit.

The Company has potential tax benefits associated with state research and development tax credit carryforwards as of December 31, 2017 of $584, which will expire at various dates between 2029 and 2032. Due to the uncertainty of being able to recognize these credit carryforwards, the Company has provided a valuation allowance of 100% of the tax benefit.

At December 31, 2017, no provision has been made for U.S. federal and state taxes on cumulative foreign earnings from CPI Card Group-Europe Limited operations of approximately $4,800, which are expected to be indefinitely reinvested outside of the U.S.  The U.S. deferred tax liability associated with indefinitely reinvested earnings and profits is not material.

2017 Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation that includes significant changes to taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) elimination of deduction for income attributable to domestic production activities and (iv) a partial shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with a transitional rule that taxes certain historic foreign accumulated earnings and certain rules that aim to prevent erosion of U.S. income tax base). In conjunction with the Tax Act’s reduction of the U.S. federal tax rate from 35.0% to 21.0%, the Company accrued a $7,057 tax benefit during the year ended December 31, 2017 related to the net change in deferred tax liabilities.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118, requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company is currently estimating a zero tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, the Company has not accrued any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the year ended December 31, 2017. The Company will continue to analyze historical E&P on accumulated post-1986 deferred foreign income and will record any resulting tax adjustment during 2018. All other accounting as required by the Tax Act as of December 31, 2017 is complete.

Unrecognized Tax Benefits

Unrecognized tax benefits represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in “Income taxes receivable” and “Deferred income taxes” in the Company’s consolidated balance sheets.  The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax provision only when based upon the technical merits, it is “more-likely-than-not” that the tax position will be sustained upon examination.

Balance as of December 31, 2016	$—
Increase related to current year tax position	154
Increase related to prior year tax position	1,058
Decrease related to settlements with tax authorities	—
Lapse of statute of limitations	—
Balance as of December 31, 2017	$1,212

As of December 31, 2017, the total amount of tax contingency reserves was $1,212, that if recognized, would impact the Company’s effective tax rate, prior to the impact of any related valuation allowance.  The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits as of and for the year ended December 31, 2017 was not material. The Company had no uncertain tax positions as of December 31, 2016 and 2015.  Amounts recorded for unrecognized tax benefits represent management estimates, and actual results could differ which would impact the Company’s effective tax rate.

It is reasonably possible that $723 of the Company’s unrecognized tax benefits and associated interest and penalties, related to state income tax matters, will be paid or favorably settled in the next twelve months.

The Company is generally subject to potential federal and state examinations for the tax years after December 31, 2013 for federal purposes and December 31, 2012 for state purposes. The Company’s locations in the United Kingdom and Canada are subject to examinations for tax years after December 31, 2014 and December 31, 2012, respectively.

10. Series A Preferred Stock

There were no outstanding shares of Series A Preferred Stock as of December 31, 2017 and 2016.

During the year ended December 31, 2015, the Company redeemed a total of 64,809 shares of Series A Preferred Stock at prices ranging between $3,950.33 and $4,610.68 per share, including the redemption of 62,140 shares of the Series A Preferred Stock for $276,688, or $4,446.70 per share, on August 17, 2015 with proceeds from the Company’s First Lien Credit Facility (see Note 8 “Long-Term Debt and Credit Facility”), and the redemption of 2,576 shares of the Series A Preferred Stock for $11,877, or $4,610.68 per share, using proceeds from the Company’s IPO (see Note 1 “Business”). Of the $288,565 redemption amount during the year ended December 31, 2015, $58,250 was treated as a return of capital and $230,315 was treated as a dividend.

11. Stockholders’ Equity

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

On December 20, 2017, the Company effected a one-for-five reverse stock split of its common stock, whereby each lot of five shares of common stock issued and outstanding immediately prior to the reverse stock split was converted into and became one share of common stock. In lieu of issuing any fractional shares, any stockholder entitled to receive less than one share of common stock received cash for such stockholder’s fractional share. Share and per share amounts reflect the one-for-five reverse stock split for all periods presented in this Annual Report on Form 10-K, including the accompanying Consolidated Financial Statements and these notes.

On September 3, 2015, the Company approved a 22-for-1 stock split of its common stock and increased the number of authorized shares of common stock to 100,000,000. Upon the effective date of the stock split, each outstanding share of common stock and restricted common stock was divided into 22 shares of common stock or restricted common stock, as applicable. Shares of common stock available for issuance under the Option Plan (as hereinafter defined) were increased accordingly.

During the year ended December 31, 2017, the Company paid dividends of $7,540, representing $0.675 per share.  During August 2017, the Company discontinued its quarterly dividend of $0.225 per share.  During the year ended December 31, 2016, the Company paid dividends of $7,519, representing $0.675 per share.  Additionally, on November 9, 2016, the Board of Directors approved a dividend of $0.225 per share, payable on January 12, 2017 to stockholders of record as of the close of business on December 16, 2016. The accrued dividend of $2,491 is reflected in “Accrued expenses” in the Consolidated Balance Sheet as of December 31, 2016.  For the year ended December 31, 2016, the Company declared aggregate dividends of $0.90 per share.

On May 11, 2016, the Board of Directors approved a stock repurchase program that authorized repurchases of the Company’s common stock up to $20,000.  The stock repurchase program expired by its terms during May 2017. During the year ended December 31, 2017, there were no common shares repurchased.  During the year ended December 31, 2016, there were 287,883 common shares repurchased for $6,008, at an average cost of $20.85 per share.  The repurchases have been accounted for as a share retirement.

12. (Loss) Earnings per Share

Basic or diluted (loss) earnings per share is computed by dividing net earnings or loss by the weighted-average number of ordinary shares outstanding during the period.

The following table sets forth the computation of basic and diluted (loss) earnings per share, giving retroactive effect for the one-for-five reverse stock split effective December 20, 2017, attributable to continuing and discontinued operations:

	December 31,
	2017	2016	2015
Numerator:
Net (loss) income from continuing operations	$(22,010)	$5,399	$31,261
Preferred stock dividends	—	—	(32,548)
(Loss) income from continuing operations attributable to common stockholders	(22,010)	5,399	(1,287)
Loss from a discontinued operation, net of taxes	—	—	(398)
Net (loss) income attributable to common stockholders	$(22,010)	$5,399	$(1,685)
Denominator:
Basic EPS—weighted average common shares outstanding	11,117,454	11,165,445	8,963,223
Diluted EPS—weighted average common shares outstanding	11,117,454	11,240,720	8,963,223
Basic and Diluted EPS:
(Loss) earnings per share from continuing operations	$(1.98)	$0.48	$(0.15)
Loss from a discontinued operation, net of taxes	—	—	(0.04)
(Loss) earnings per share	$(1.98)	$0.48	$(0.19)

The potentially dilutive effect of 993,587, 265,563, and 251,490, stock options and restricted stock units as of December 31, 2017, 2016, and 2015, respectively, has been excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive. The cumulative dividends in arrears related to Series A Preferred Stock were paid in conjunction with the Company’s IPO. See Note 10, “Series A Preferred Stock.”

13. Commitments and Contingencies

Commitments

The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2018 and 2024 and contain various provisions for rental adjustments and renewals. All of these leases require the Company to pay property taxes, insurance and normal maintenance costs.

During the normal course of business, the Company also enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The 2019 purchase obligation in the table below relates to a single contract for the purchase of materials.

Future cash payments with respect to operating leases and purchase obligations as of December 31, 2017 are as follows:

	Operating	Purchase
	Leases	Obligations
2018	$3,613	4,793
2019	2,823	9,720
2020	2,568
2021	2,291
2022	1,008
Thereafter	1,059
Total	$13,362	$14,513

The Company incurred rent expense under non-cancellable operating leases during the years ended December 31, 2017, 2016 and 2015, totaling $3,803, 3,467, and $3,518, respectively.

Asset retirement obligations relate to legal obligations associated with the removal of all leasehold improvements at the end of the lease term. The Company records all asset retirement obligations, which primarily relate to “make-good” clauses in operating leases, for its leased property containing leasehold improvements. The liability is accreted through charges to operating expenses. If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, the Company recognizes a gain or loss on settlement. The Company’s accretion expense incurred during the years ended December 31, 2017, 2016 and 2015 was immaterial. As of December 31, 2017 and 2016, the Company’s asset retirement obligations included in “Other long-term liabilities” in the Consolidated Balance Sheets were $620 and $602, respectively.

Contingencies

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc.,in the United States District Court for the Southern District of New York against CPI, certain of its former officers and current and former directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard, and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels, and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

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

The Company believes these claims are without merit and intends to defend the actions vigorously.  Given the current stage of these matters, the range of any potential loss is not probable or estimable and no accrual has been recognized as of December 31, 2017.

Heckermann v. Montross, et al., Case No. 1:17-CV-01673 (D. Del.)

On November 20, 2017, a purported CPI stockholder filed a shareholder derivative complaint in the United States District Court for the District of Delaware against certain of CPI’s former officers and current and former directors, along with the sponsors of CPI’s October 2015 IPO (with CPI named as the nominal defendant).  The derivative complaint is based principally on the same set of factual allegations underlying In Re CPI Card Group Inc. Securities Litigation, and asserts claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, and for, inter alia, purported breaches of fiduciary duties, unjust enrichment and waste of corporate assets.  It alleges false or misleading statements and omissions in the Registration Statement filed by CPI in connection with its IPO and subsequent public filings and statements and seeks, among other things, injunctive relief, damages and costs.

The Company believes these claims are without merit and intends to defend the action vigorously.  Given the current stage of this matter, the range of any potential loss is not probable or estimable and no accrual has been recognized as of December 31, 2017.

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

On September 28, 2017, the Company reached a settlement with Gemalto to resolve both lawsuits. Under the terms of the settlement, the Company made a one-time payment of $750 in the fourth quarter of 2017, which is recorded in “Selling, General and Administrative” expenses in the Consolidated Statement of Operations during the during year ended December 31, 2017. The settlement resulted in the dismissal of both lawsuits with prejudice, and also includes a mutual covenant not to sue for a period of 18 months.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business.  The Company believes that the ultimate resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations.

14. Employee Benefit Plan

The Company maintains a qualified defined-contribution plan under the provisions of the Internal Revenue Code Section 401(k), which covers substantially all employees in the United States who meet certain eligibility requirements. Under the plan, participants may defer their salary subject to statutory limitations and may direct the contributions among various investment accounts. The Company matches 100% of the participant’s first 3% of deferrals and 50% matching on each of the 4th and 5th percent contributed by the participant. The Company’s portion is 100% vested at the time of the match.

The aggregate amounts charged to expense in connection with the plan were $1,236, $1,382, and $1,049, for the years ended December 31, 2017, 2016 and 2015, respectively.

15. Stock Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

On December 20, 2017, the Company effected a one-for-five reverse stock split of its common stock, whereby each lot of five shares of common stock issued and outstanding immediately prior to the reverse stock split was converted into and became one share of common stock. Share and per share amounts below reflect the one-for-five reverse stock split for all periods presented.

 During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan.  Effective September 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000.  The increase was made effective in the fourth quarter of

2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance.  As of December 31, 2017, there were 175,134 shares available for grant under the Omnibus Plan.

During the year ended December 31, 2017, the Company granted awards of non-qualified stock options for 713,075 shares of common stock.  During the third quarter of 2017, the Company granted stock option awards in lieu of the regular cycle of Omnibus Plan awards that the Company would have otherwise made in the first quarter of 2018, and also in conjunction with the appointment of the Company’s President and Chief Executive Officer.  All stock option grants have a 10-year term, and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)

Outstanding as of December 31, 2016	287,500	$42.86
Granted	713,075	8.85
Forfeited	(63,265)	40.96
Outstanding as of December 31, 2017	937,310	$17.11	9.20
Options vested and exercisable as of December 31, 2017	60,407	47.91	7.89
Options vested and expected to vest as of December 31, 2017	937,310	17.11	9.20

The following is a summary of the activity in non-vested stock options under the Omnibus Plan:

		Weighted-
		Average
		Grant Date
	Number	Fair Value
Non-vested as of December 31, 2016	287,500	$11.77
Granted	713,075	2.43
Forfeited	(63,265)	11.55
Vested	(60,407)	13.35
Non-vested as of December 31, 2017	876,903	$4.08

Unvested options as of December 31, 2017 vest as follows:

2018	313,818
2019	307,637
2020	253,022
2021	2,426
Total unvested options as of December 31, 2017	876,903

Stock options were granted under the Omnibus Plan at various times during the years ended December 31, 2017, 2016, and 2015.  The fair value of stock option awards was determined at the date of grant using either a Black-Scholes option-pricing model, or a Monte Carlo simulation, with the following weighted-average assumptions:

	Year ended December 31,
	2017	2016	2015
Expected term in years	6.0	6.3	6.5
Volatility	31.9%	35.4%	36.7%
Risk-free interest rate	2.0%	1.5%	1.8%
Dividend yield(1)	0.9%	3.3%	1.3%
(1)	Represents the weighted-average dividend yield for grants made during the year ended December 31, 2017. The Company discontinued its quarterly dividend program during August 2017.

Expected term –For option grants valued using a Black-Scholes option-pricing model, the Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.  Certain stock option awards granted in 2016 with an exercise price of $50 per share were valued using a Monte Carlo simulation.  The Monte Carlo model simulates many future stock price paths, and assumes the exercise of vested options will occur uniformly once the options are projected to be in-the money.

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

Dividend yield – The estimated dividend yield is based on the Company’s recent historical dividend practice and the market value of its common stock.

The weighted average grant date fair value of options granted is as follows:

	Year Ended December 31,
	2017	2016	2015
Weighted Average Grant Date Fair Value of Options Granted	$2.43	$7.12	$17.03

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2017 under the Omnibus Plan:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2016	54,075	$35.67
Granted	47,870	15.55
Vested	(50,604)	36.21
Forfeited	(1,664)	21.75
Outstanding as of December 31, 2017	49,677	$16.20

During the year ended December 31, 2017, the Company granted awards of restricted stock units for 47,870 shares of common stock. During the year ended December 31, 2016, the Company granted awards of restricted stock units for 61,046 shares of common stock at a weighted-average grant-date fair value of $36.10.  There were no awards of restricted stock units granted in 2015. The restricted stock unit awards contain conditions associated with continued employment or service, and generally vest one year from the date of grant.  On the vesting dates, shares of common stock will be issued to the award recipients.

The following table summarizes the changes in the number of outstanding cash performance units for the year ended December 31, 2017:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding as of December 31, 2016	—	$—
Granted	932,837	0.71
Vested	—
Forfeited	(109,922)	0.71
Outstanding as of December 31, 2017	822,915	$0.71

During the year ended December 31, 2017, the Company granted awards of 932,837 cash performance units with a grant date fair value of $663. These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The cash performance units were valued using a Monte Carlo simulation.  The Monte Carlo model used the following valuation assumptions based on the 3-year term of the awards: leverage adjusted peer volatility of 48%, risk free rate of 1.5%, and a dividend yield of 4.0%, which was based on the Company’s dividend practice in March 2017 when the awards were granted.  The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and remeasured to fair value at the end of each reporting period.  As of December 31, 2017, the Company recognized a liability of $106 in “Accrued expenses” and $89 in “Other long-term liabilities” in the Consolidated Balance Sheet for unsettled cash performance units.

Compensation expense for the Omnibus Plan for the years ended December 31, 2017, 2016, and 2015 was $2,360, $2,770, and $239, respectively.  As of December 31, 2017, the total unrecognized compensation expense related to unvested options, restricted stock units, and cash performance unit awards under the Omnibus Plan was $2,211, which the Company expects to recognize over an estimated weighted average period of 1.7 years.

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

As a result of the Company’s adoption of its Omnibus Plan, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of December 31, 2017.

The following table summarizes the changes in the number of outstanding stock options under the Option Plan for the year ended December 31, 2017:

			Weighted-
			Average
			Remaining
		Weighted- Average	Contractual Term
	Options	Exercise Price	(in Years)

Outstanding and Exercisable as of December 31, 2016	43,266	$0.002
Granted	—	—
Exercised	(36,666)	0.002
Forfeited	—	—
Outstanding and Exercisable as of December 31, 2017	6,600	$0.002	5.49

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for the years ended December 31, 2017, 2016 and 2015, were de minimis.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 38,332 restricted shares of common stock to certain executives of the Company at a weighted-average grant-date fair value of $47.40.  There are no outstanding unvested restricted shares of common stock as of December 31, 2017.  The terms of the unvested restricted shares of common stock provide voting and regular dividend rights to the holders of the restricted shares of common stock, and accordingly are included in weighted-average shares outstanding in the Company’s basic earnings per share calculation.  See Note 12 “Earnings per Share”.

During the year ended December 31, 2017, of the remaining 18,972 of unvested restricted stock awards that were outstanding, 9,486 shares vested, and the remaining 9,486 shares were forfeited.  The executive who held the remaining 18,972 unvested restricted shares changed employment status to a consultant during the first quarter of 2017, and accordingly, the Company remeasured the awards on the date of the change in employment status and reduced stock-based compensation expense by $143. Compensation expense related to these awards for the years ended December 31, 2017, 2016, and 2015, was $(371), $809, and $646, respectively.

16. Segment Reporting

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

As of December 31, 2017, the Company’s reportable segments are as follows:

•	U.S. Debit and Credit

•	U.S. Prepaid Debit

•	U.K. Limited

The U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands, instant issuance systems, and private label credit cards that are not issued on the networks of the Payment Cards Brands (including general purpose reloadable, gift, payroll and employee benefit, government disbursement, incentive, and transit cards). This segment also provides a variety of integrated card services, including card personalization and fulfillment and instant issuance. The U.S. Debit and Credit segment operations are each certified by multiple global Payment Card Brands and, where required by the Company’s customers, certified to be in compliance with the standards of the PCI Security Standards Council. These operating segments have been aggregated into a single reportable segment due to similarities in the nature of the products and services sold by these subsidiaries, a common customer base, the substantial degree of integration and redundancy across the segments, and utilization of centrally shared sales, marketing, quality and planning departments. Separate information about these segments would not be useful to the readers of the financial statements.

The U.S. Prepaid Debit segment primarily provides integrated card services to prepaid debit card issuers in the United States. Services provided include tamper-evident security packaging, card personalization and fulfillment and CPI on Demand services, where the Company is able to produce all images, personalized payment cards and related collateral on a one-by-one, on demand, basis for its customers, enabling individualized offerings and reducing waste. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages mentioned above. The U.S. Prepaid Debit segment operation is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

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

The “Other” category includes the Company’s corporate activities and less significant operating segments that derive their revenue from the production of Financial Payment Cards and retail gift cards in Canada (CPI—Canada) and, through 2015, the U.K. (CPI—Petersfield). For additional information regarding the Company’s decision to shut-down the CPI—Petersfield facility during the third quarter of 2015, see Note 1 “Business.”

Performance Measures of Reportable Segments

Revenue and EBITDA from continuing operations of the Company’s reportable segments for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Revenue			EBITDA
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
U.S. Debit and Credit	$158,899	$208,795	$263,668	$11,469	$52,090	$78,981
U.S. Prepaid Debit	61,132	60,065	65,878	19,244	18,646	22,993
U.K Limited	31,119	29,689	34,361	2,305	2,839	3,572
Other	11,049	13,110	17,420	(32,538)	(28,063)	(22,145)
Intersegment eliminations(a)	(7,337)	(2,959)	(7,217)	—	—	—
Total:	$254,862	$308,700	$374,110	$480	$45,512	$83,401

(a)	Amounts include the revenue from sales between segments and are eliminated upon consolidation.

The following table provides a reconciliation of total segment EBITDA from continuing operations to “Net (loss) income from continuing operations” for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Total segment EBITDA from continuing operations	$480	$45,512	$83,401
Interest, net	(20,848)	(20,044)	(18,328)
Income tax benefit (expense)	16,372	(3,142)	(17,846)
Depreciation and amortization	(18,014)	(16,927)	(15,966)
Net (loss) income from continuing operations	$(22,010)	$5,399	$31,261

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
U.S. Debit and Credit	$164,397	$205,417
U.S. Prepaid Debit	33,130	23,509
U.K. Limited	22,640	26,060
Other	13,838	9,434
Total assets:	$234,005	$264,420

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31,
	2017	2016	2015
U.S.	$7,164	$13,169	$19,129
Canada	172	263	275
Total North America	7,336	13,432	19,404
U.K.	1,540	1,447	659
Total plant, equipment and leasehold improvement additions	$8,876	$14,879	$15,568

Net Sales of Geographic Locations

Net sales of the Company’s geographic locations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31,
	2017	2016	2015
U.S.	$214,136	$262,544	$316,111
Canada	9,535	11,998	12,541
Total North America	223,671	274,542	328,652
U.K.	25,638	25,705	36,954
Other(a)	5,553	8,453	8,504
Total net sales	$254,862	$308,700	$374,110

(a)	Amounts in other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
U.S.	$130,767	$157,773
Canada	911	2,899
Total North America:	131,678	160,672
U.K.	12,705	11,091
Total long-lived assets	$144,383	$171,763

Net Sales by Product and Services

Net sales from products and services sold by the Company for the years ended December 31, 2017, 2016 and 2015 were as follows:

	December 31,
	2017	2016	2015
Product net sales(a)	$125,306	$168,510	$241,609
Services net sales(b)	129,556	140,190	132,501
Total net sales:	$254,862	$308,700	$374,110

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

(b)

Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, the provision of tamper-evident security packaging, providing fulfillment services to Prepaid Debit Card program managers, CPI on Demand and software as a service personalization of instant issuance debit cards. The Company also generates services revenue from personalizing retail gift cards (primarily in Canada and the United Kingdom). It is impracticable to split the services described into dollar amounts in the table above.

17. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2017 and 2016 were as follows:

					Year Ended
					December 31,
2017 by Quarter:	Q1	Q2	Q3	Q4	2017
Net sales	$56,008	65,846	68,044	$64,964	$254,862
Gross profit	16,095	19,286	20,976	18,634	74,991
Net loss	(4,506)	(2,161)	(735)	(14,608)	(22,010)

Basic and diluted loss per share	$(0.40)	$(0.20)	$(0.05)	$(1.31)	$(1.98)

					Year Ended
					December 31,
2016 by Quarter:	Q1	Q2	Q3	Q4	2016
Net sales	$86,393	$73,725	$81,202	$67,380	$308,700
Gross profit	29,692	22,707	29,063	20,436	101,898
Net income (loss)	5,714	(328)	4,026	(4,014)	5,399

Basic and diluted earnings (loss) per share	$0.50	$(0.05)	$0.35	$(0.36)	$0.48

18. Subsequent Events

During February 2018 the Company made the decision to consolidate three personalization operations in the United States into two facilities to better enable the Company to optimize operations and achieve market-leading quality and service with a cost-competitive business model.  The Company plans to be substantially complete with the transition in the third quarter of 2018.

(This page has been left blank intentionally.)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria. This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2017 and is incorporated herein by reference.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income (Loss)

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

3.1	Third Amended and Restated Certificate of Incorporation of CPI Card Group Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-207350)).

3.2

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of CPI Card Group Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed December 22, 2017).

3.3	Amended and Restated Bylaws of CPI Card Group Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-207350)).

4.1	Form of Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.1**

Employment and Non-Competition Agreement, dated April 22, 2009, between CPI Acquisition, Inc. and Steven Montross (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.2**

First Amendment of the Employment and Non-Competition Agreement, effective as of April 17, 2017, between CPI Acquisition, Inc. and Steven Montross (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2017).

10.3**

Employment and Non-Competition Agreement, dated September 25, 2017, by and between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2017).

10.4**

Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan, dated September 25, 2017, by and between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2017).

10.5**

Employment and Non-Competition Agreement, dated October 1, 2008, between Metaca Corporation and Anna Rossetti (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.6**

Employment and Non-Competition Agreement, effective as of January 1, 2017, between CPI Card Group, Inc. and Lillian Etzkorn (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 13, 2017).

10.7**	CPI Card Group Inc. Omnibus Incentive Plan, as amended and restated effective September 25, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2017).

10.8**	Form of Cash Performance Unit Award Agreement under the CPI Card Group Inc.Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2017).

10.9**	Form of Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2017).

10.10**

Form of Nonqualified Stock Option Agreement for United Kingdom Participants under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2017).

10.11**

Form of Stock Option Agreement for Canadian Eligible Participants under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2017).

10.12**	CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.13**	CPI Card Group Inc. U.S. Executive Severance and Change in Control Guidelines (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.14	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.15

First Lien Credit Agreement, dated as of August 17, 2015, by and among CPI Card Group Inc., CPI Acquisition Inc., the lenders from time to time party thereto and the Bank of Nova Scotia, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.16	Director Nomination Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.17	Registration Rights Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

24.1*	Power of Attorney (included on the signature pages hereto).

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI CARD GROUP INC.

/s/ Lillian Etzkorn
Lillian Etzkorn
Chief Financial Officer

March 13, 2018

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Scott Scheirman and Lillian Etzkorn and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Scheirman	President, Chief Executive	March 13, 2018
Scott Scheirman	Officer and Director
(Principal Executive Officer)

/s/ Lillian Etzkorn	Chief Financial Officer	March 13, 2018
Lillian Etzkorn	(Principal Financial Officer)

/s/ Chris Bakke	Chief Accounting Officer	March 13, 2018
Chris Bakke	(Principal Accounting Officer)

/s/ Bradley Seaman	Chairman of the Board	March 13, 2018
Bradley Seaman

/s/ Diane Fulton	Director	March 13, 2018
Diane Fulton

/s/ Douglas Pearce	Director	March 13, 2018
Douglas Pearce

/s/ Nicholas Peters	Director	March 13, 2018
Nicholas Peters

/s/ Robert Pearce	Director	March 13, 2018

Robert Pearce

/s/ David Rowntree	Director	March 13, 2018
David Rowntree

/s/ Silvio Tavares	Director	March 13, 2018
Silvio Tavares