Form 10-Q
period 2018-03-31
CPI Card Group Inc.
filed 2018-05-09
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018.

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

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of April 23, 2018: 11,134,714

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,196	$23,205
Accounts receivable, net	42,277	37,537
Inventories	8,603	16,237
Prepaid expenses and other current assets	4,261	3,960
Income taxes receivable	8,926	8,435
Total current assets	84,263	89,374
Plant, equipment and leasehold improvements, net	50,244	49,300
Intangible assets, net	40,303	41,472
Goodwill	53,859	53,611
Other assets	234	248
Total assets	$228,903	$234,005
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$15,344	$16,545
Accrued expenses	14,972	13,820
Income taxes payable	678	—
Deferred revenue and customer deposits	403	4,177
Total current liabilities	31,397	34,542
Long-term debt	304,355	303,869
Deferred income taxes	11,209	12,286
Other long-term liabilities	5,361	2,882
Total liabilities	352,322	353,579
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,134,714 shares issued and outstanding at March 31, 2018 and December 31, 2017	11	11
Capital deficiency	(112,740)	(113,081)
Accumulated loss	(5,861)	(1,366)
Accumulated other comprehensive loss	(4,829)	(5,138)
Total stockholders’ deficit	(123,419)	(119,574)
Total liabilities and stockholders’ deficit	$228,903	$234,005

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales:
Products	$27,560	$29,764
Services	31,510	26,244
Total net sales	59,070	56,008
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	19,082	19,688
Services (exclusive of depreciation and amortization shown below)	21,916	17,441
Depreciation and amortization	3,630	2,784
Total cost of sales	44,628	39,913
Gross profit	14,442	16,095
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	16,815	16,155
Depreciation and amortization	1,595	1,749
Total operating expenses	18,410	17,904
Loss from operations	(3,968)	(1,809)
Other expense, net:
Interest, net	(5,519)	(5,062)
Foreign currency gain	207	73
Other income, net	4	1
Total other expense, net	(5,308)	(4,988)
Loss before income taxes	(9,276)	(6,797)
Income tax benefit	1,985	2,291
Net loss	$(7,291)	$(4,506)

Basic and diluted loss per share:	$(0.65)	$(0.40)
Weighted-average shares outstanding:
Basic	11,134,714	11,084,875
Diluted	11,134,714	11,084,875

Dividends declared per common share	$—	$0.225

Comprehensive loss
Net loss	$(7,291)	$(4,506)
Currency translation adjustment	309	201
Total comprehensive loss	$(6,982)	$(4,305)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(7,291)	$(4,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,225	4,533
Stock-based compensation expense	395	546
Amortization of debt issuance costs and debt discount	486	484
Deferred income taxes	(1,622)	(351)
Other, net	(195)	(39)
Changes in operating assets and liabilities:
Accounts receivable	2,074	(2,375)
Inventories	681	(4,551)
Prepaid expenses and other assets	(282)	(485)
Income taxes	194	(2,005)
Accounts payable	(1,423)	1,751
Accrued expenses	421	(1,794)
Deferred revenue and customer deposits	(142)	3,424
Other liabilities	(306)	357
Cash used in operating activities	(1,785)	(5,011)
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(1,161)	(3,283)
Cash used in investing activities	(1,161)	(3,283)
Financing activities
Payments on capital lease obligations	(129)	—
Dividends paid on common stock	—	(2,527)
Taxes withheld and paid on stock-based compensation awards	—	(336)
Cash used in financing activities	(129)	(2,863)
Effect of exchange rates on cash	66	108
Net decrease in cash and cash equivalents:	(3,009)	(11,049)
Cash and cash equivalents, beginning of period	23,205	36,955
Cash and cash equivalents, end of period	$20,196	$25,906
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,760	$4,488
Income taxes, net (refunds) payments	$(88)	$65
Capital lease obligations incurred for certain machinery and equipment leases	$3,734	$-
Accounts payable for acquisitions of plant, equipment and leasehold improvements	$400	$536

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiaries, is referred to herein as “CPI” or the “Company”) is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards which the Company defines as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express, Discover and Interac (in Canada)) in the United States and Canada. The Company also is engaged in the design, production, data personalization, packaging and fulfillment of retail gift and loyalty cards (primarily in Europe and Canada).

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

During February 2018, the Company made the decision to consolidate three personalization operations in the United States into two facilities to better enable the Company to optimize operations and achieve market-leading quality and service with a cost-competitive business model.  In conjunction with this decision, the Company accelerated the depreciation of certain related assets, which totaled $800 for the three months ended March 31, 2018, and recorded a severance charge of $329 for this same time period.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2017 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

On December 20, 2017, the Company effected a one-for-five reverse stock split of its common stock, whereby each lot of five shares of common stock issued and outstanding immediately prior to the reverse stock split was converted into and became one share of common stock. Share and per share amounts reflect the one-for-five reverse stock split for all periods presented.

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities in its preparation of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances for inventories and deferred tax assets, debt, revenue recognized for period-end work in process and stock-based compensation expense. Actual results could differ from those estimates.

Machinery and Equipment Financing

The Company leases certain machinery and equipment under capital leases. The assets and liabilities under these capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Once ready for their intended use, the assets are depreciated over the lower of their related lease term or their estimated productive lives.

Adoption of New Accounting Standard

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires an entity to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 as of January 1, 2018 to all its contracts using the modified retrospective method and recognized the cumulative effect of adoption as an adjustment to the opening balance of “Accumulated loss” on the Condensed Consolidated Balance Sheet. Under the new guidance, the Company recognizes certain performance obligations over time as the goods are produced, since those products provide value to only a specified customer, have no alternative use, and the Company has the right to payment for work completed on such items.  This accelerates the timing of revenue recognition for these arrangements, as revenue will be recognized as goods are produced rather than upon shipment or delivery of goods. In addition to accelerating the timing of recording revenue, the Company has recorded decreases in deferred revenue, work in process and finished goods inventories, and an increase to accounts receivable. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

See Note 2 “Revenue” for revenue recognition timing and methodology under ASU 2014-09.

The cumulative effects of the adjustments made to the Company’s January 1, 2018 Condensed Consolidated Balance Sheet upon adoption of ASU 2014-09 were as follows:

	December 31,	Adoption	January 1,
Balance Sheet	2017	Adjustments	2018
Assets:
Accounts receivable, net	$37,537	$6,708	$44,245
Inventories	16,237	(7,003)	9,234

Liabilities:
Deferred revenue and customer deposits	4,177	(3,659)	518
Deferred income taxes	12,286	540	12,826

Stockholders' deficit:
Accumulated (loss) earnings	(1,366)	2,824	1,458

In accordance with ASU 2014-09, the impact on the Company’s Condensed Consolidated Balance Sheet and Statement of Operations and Comprehensive Loss was as follows:

			Balances
	As Reported		Without
	March 31,		Adoption of
Balance Sheet	2018	Adjustments	ASU 2014-09
Assets:
Accounts receivable, net	$42,277	$(7,039)	$35,238
Inventories	8,603	5,861	14,464

Liabilities:
Deferred revenue and customer deposits	403	725	1,128
Deferred income taxes	11,209	(540)	10,669

Stockholders' deficit:
Accumulated loss	(5,861)	(1,363)	(7,224)

	Three Months Ended March 31, 2018
			Balances
	As Reported		Without
	March 31,		Adoption of
Statement of Operations and Comprehensive Income (Loss)	2018	Adjustments	ASU 2014-09
Net sales:
Products	$27,560	$(725)	$26,835
Services	31,510	223	31,733
Cost of sales:
Products (exclusive of depreciation and amortization)	19,082	(841)	18,241
Services (exclusive of depreciation and amortization)	21,916	179	22,095

Gross profit	14,442	160	14,602

Income tax benefit (expense)	1,985	(34)	1,951

Net (loss) income	(7,291)	126	(7,165)

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets.  ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (the Company’s fiscal year 2019) with early adoption permitted. The new standard is required to be adopted using a modified retrospective approach. The Company is in the process of assessing the impact of ASU 2016-02 on its results of operations, financial position and consolidated financial statements.

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

2. Revenue

The Company disaggregates its revenue by major source as follows:

	Three Months Ended March 31, 2018
	Products	Services	Total
U.S. Debit and Credit	$23,720	$13,428	$37,148
U.S. Prepaid Debit	-	15,512	15,512
U.K. Limited	2,816	1,397	4,213
Other	1,375	1,324	2,699
Intersegment eliminations	(351)	(151)	(502)
Total	$27,560	$31,510	$59,070

For periods after January 1, 2018, the Company accounts for its revenue as follows:

Products Revenue

Product revenue is recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in Products revenue are manufactured Financial Payment Cards, including in contact-EMV®, Dual-Interface EMV®, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once® printers and Consumables are also included in Products revenue, and their associated revenues are recognized at the time of shipping.

Services Revenue

Revenue is recognized for Services as the services are performed. Items included in Services revenue include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

Customer Contracts

The Company often enters into Master Services Agreements (“MSAs”) with our customers. Generally, an MSA requires a customer to place subsequent purchase orders or statements of work to obtain goods or services, thus creating enforceable rights and obligations for goods and services for the parties. The contract term as defined by ASU 2014-09 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

3. Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2018	December 31, 2017

Trade accounts receivable	$35,291	$37,590
Unbilled accounts receivable	7,039	—
	42,330	37,590
Less allowance for doubtful accounts	(53)	(53)
	$42,277	$37,537

4.  Inventories

Inventories are summarized below:

	March 31, 2018	December 31, 2017

Raw materials	$6,282	$6,498
Work-in-process	—	6,557
Finished goods	2,321	3,182
	$8,603	$16,237

5. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

	March 31, 2018	December 31, 2017

Buildings	$2,363	$2,318
Machinery and equipment	63,640	62,318
Machinery and equipment under capital leases	3,734	—
Furniture, fixtures and computer equipment	7,626	7,585
Leasehold improvements	19,782	19,754
Construction in progress	1,393	1,980
	98,538	93,955
Less accumulated depreciation	(48,294)	(44,655)
	$50,244	$49,300

Depreciation of plant, equipment and leasehold improvements, including depreciation of assets under capital leases, was $4,004 and $3,310 for the three months ended March 31, 2018 and 2017, respectively.

6. Goodwill and Other Intangible Assets

The Company’s goodwill by reportable segment at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
U.S. Debit and Credit	$47,150	$47,150
U.K. Limited	6,709	6,461
	$53,859	$53,611

The change in goodwill from December 31, 2017 to March 31, 2018 was a result of foreign currency translation adjustments.

Intangible assets consist of customer relationships, technology and software, non-compete agreements and trademarks. The changes in the cost basis of the intangibles from December 31, 2017 to March 31, 2018 were related to foreign currency translation adjustments. Intangible amortization expense was $1,221 and $1,223 for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and December 31, 2017, intangible assets, excluding goodwill, were comprised of the following:

				March 31, 2018			December 31, 2017
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$59,026	$(25,329)	$33,697	$58,895	$(24,373)	$34,522
Technology and software	7	to	10	7,101	(3,327)	3,774	7,101	(3,095)	4,006
Trademarks	7.5	to	10	3,330	(584)	2,746	3,330	(487)	2,843
Non-compete agreements	5	to	8	491	(405)	86	491	(390)	101
Intangible assets subject to amortization				$69,948	$(29,645)	$40,303	$69,817	$(28,345)	$41,472

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of March 31, 2018 was as follows:

2018 (remaining 9 months)	$3,666
2019	4,868
2020	4,828
2021	4,585
2022	4,100
Thereafter	18,256
$40,303

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

    Level 2— Observable inputs other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.

    Level 3— Valuations based on unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

	Carrying Value as of	Fair Value as of	Fair Value Measurement at March 31, 2018
	March 31,	March 31,	(Using Fair Value Hierarchy)
	2018	2018	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$312,500	$217,188	$—	$217,188	$—

	Carrying Value as of	Fair Value as of	Fair Value Measurement at December 31, 2017
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2017	2017	Level 1	Level 2	Level 3

Liabilities:
First Lien Term Loan	$312,500	$228,125	$—	$228,125	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 8, “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

8. Long-Term Debt and Credit Facility

At March 31, 2018 and December 31, 2017, long-term debt and credit facilities consisted of the following:

	Interest	March 31,	December 31,
	Rate (1)	2018	2017
First Lien Term Loan (1)	6.36%	$312,500	$312,500
Unamortized discount		(2,954)	(3,122)
Unamortized deferred financing costs		(5,191)	(5,509)
Long-term debt		$304,355	$303,869

(1)   Interest rate at March 31, 2018.  Interest rate at December 31, 2017 was 5.96%.

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times trailing twelve month Adjusted EBITDA, as defined in the agreement. As of March 31, 2018, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.  As of March 31, 2018, the Company did not expect to have a required excess cash flow payment related to 2018.

At March 31, 2018, the Company did not have any outstanding amounts under the Revolving Credit Facility and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of March 31, 2018 and December 31, 2017, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines.  The Company recorded accrued interest of $4,526 and $4,296 within “Accrued expenses” on the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, respectively.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance.  These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

9. Income Taxes

During the three months ended March 31, 2018, the Company recognized an income tax benefit of $1,985 on a pre-tax loss of $9,276, representing an effective income tax rate of 21.4%, compared to an income tax benefit of $2,291 on a pre-tax loss of $6,797, representing an effective tax rate of 33.7% during the three months ended March 31, 2017.

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation ( the “Tax Act”). In conjunction with the Tax Act, the U.S. federal tax rate reduced from 35.0% in 2017 to 21.0% in 2018.  The effective tax rate differs from the federal U.S. statutory rate in 2018 primarily due to the impact of state income taxes.

On March 30, 2018, the Company received a proposed determination regarding a previously unrecognized tax benefit related to state income tax matters. Based on this proposal, the Company expects to pay $678 in the next 12 months and has reclassified this item from “Other long-term liabilities” to “Income taxes payable” in its Condensed Consolidated Balance Sheet as of March 31, 2018.

2017 Tax Reform

The Tax Act includes significant changes to taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) elimination of deduction for income attributable to domestic production activities and (iv) a partial shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with a transitional rule that taxes certain historic foreign accumulated earnings and certain rules that aim to prevent erosion of U.S. income tax base). In conjunction with the Tax Act’s reduction of the U.S. federal tax rate from 35.0% to 21.0%, the Company accrued a $7,057 tax benefit during the year ended December 31, 2017 related to the net change in deferred tax liabilities.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company is currently estimating a zero tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, the Company has not accrued any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986 for the quarter ended March 31, 2018.  The Company will continue to analyze historical E&P on accumulated post-1986 deferred foreign income and will record any resulting tax adjustment during 2018. All other accounting as required by the Tax Act has been completed.

10. Stockholders’ Deficit

During the three months ended March 31, 2017, the Company paid dividends of $2,527, representing $0.225 per share. During August 2017, the Company discontinued its quarterly dividend of $0.225 per share.

11. Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(7,291)	$(4,506)
Denominator:
Basic-weighted-average common shares outstanding	11,134,714	11,084,875
Diluted-weighted-average common shares outstanding	11,134,714	11,084,875
Loss per share:
Basic	$(0.65)	$(0.40)
Diluted	$(0.65)	$(0.40)

The Company reported a net loss for the three-month periods ended March 31, 2018 and 2017. Accordingly, the potentially dilutive effect of 952,706 and 465,174 stock options and 48,509 and 37,352 restricted stock units were excluded from the computation of diluted earnings per share as of March 31, 2018 and 2017, respectively, as their inclusion would be anti-dilutive.

12. Commitments and Contingencies

Commitments

The Company incurred rent expense under non-cancellable operating leases of $934 and $953 for the three months ended March 31, 2018 and 2017, respectively. During the first quarter of 2018, the Company leased certain machinery and equipment under capital lease obligations, which consisted of the following at March 31, 2018:

March 31,
2018
Machinery and equipment	$3,561
Less current portion of capital lease obligations	(699)
Total long-term capital lease obligations	$2,862

In its Condensed Consolidated Balance Sheet at March 31, 2018, the Company has recorded the current portion of capital lease obligations in “Accrued expenses” and the long-term capital lease obligations in “Other long-term liabilities”.

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

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.) (the “Class Action”)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc. in the United States District Court for the Southern District of New York (the “Court”) against CPI, certain of its former officers and current and former directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels; and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

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

On November 16, 2016, the Company filed a motion to dismiss the amended complaint, which was denied by the Court on October 30, 2017. On January 12, 2018, the Company filed an answer to the amended complaint. On March 23, 2018, lead plaintiff filed his motion for class certification.

The Company believes these claims are without merit and is defending the Class Action vigorously. Given the current stage of the matter, the range of any potential loss is not probable or estimable and no liability has been recorded as of March 31, 2018 or December 31, 2017.

Heckermann v. Montross et al., Case No. 1:17-CV-01673 (D. Del.) (the “Derivative Suit”)

On November 20, 2017, a purported CPI stockholder filed a stockholder derivative complaint in the United States District Court for the District of Delaware (the “Court”) against certain of CPI’s former officers and current and former directors, along with the sponsors of the IPO. CPI is also named as a nominal defendant. The derivative complaint asserts claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and seeks, among other things, injunctive relief, damages and costs. It alleges false or misleading statements and omissions in the Registration Statement filed by CPI in connection with its IPO and subsequent public filings and statements. The derivative complaint also asserts claims for purported breaches of fiduciary duties, unjust enrichment, mismanagement and waste of corporate assets.

On March 28, 2018, the Court entered the parties’ stipulated order staying the Derivative Suit pending final determination of the Class Action.

The Company believes these claims are without merit and is defending the Derivative Suit vigorously. Given the current stage of these matters, the range of any potential loss is not probable or estimable and no liability has been recorded as of March 31, 2018 or December 31, 2017.

Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case. This suit was initially filed by Gemalto S.A. (“Gemalto”) against the Company in the United States District Court for the Western District of Texas in October 2015.  The complaint alleged that the Company infringed a now-expired Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard.  The Company successfully moved to transfer the lawsuit to the District of Colorado, answered the complaint and filed counterclaims that the asserted patent was invalid and unenforceable, and that Gemalto’s lawsuit was a “sham” intended to interfere with the Company’s IPO and business relationships.

During 2016, the Company filed an Inter Partes Review ("IPR") petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”) seeking re-examination of Gemalto’s asserted patent, and the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims.

Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleged that the Company infringed a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. During 2017, the Company filed an IPR petition with the PTAB seeking re-examination of Gemalto’s asserted patent.

On September 28, 2017, the Company reached a settlement with Gemalto to resolve both lawsuits. Under the terms of the settlement, the Company made a one-time payment of $750 in the fourth quarter of 2017. The settlement resulted in the dismissal of both lawsuits with prejudice, and included a mutual covenant not to sue for a period of 18 months.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business.  The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

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

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan. Effective September 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000. The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance.  As of March 31, 2018, there were 167,506 shares available for grant under the Omnibus Plan.

During the three months ended March 31, 2018, the Company granted awards of non-qualified stock options for 31,480 shares of common stock. All stock option grants have a 10-year term and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2017	937,310	$17.11
Granted	31,480	5.02
Forfeited	(22,684)	18.31
Outstanding as of March 31, 2018	946,106	$16.68	8.98
Options vested and exercisable as March 31, 2018	112,225	35.67	8.20
Options vested and expected to vest as March 31, 2018	946,106	16.68	8.98

The following is a summary of the activity in non-vested stock options under the Omnibus Plan:

		Weighted-Average
	Number	Grant-Date Fair Value

Non-vested as of December 31, 2017	876,903	$4.08
Granted	31,480	1.80
Forfeited	(22,684)	5.19
Vested	(51,818)	4.61
Non-vested as of March 31, 2018	833,881	$3.93

Unvested options as of March 31, 2018 will vest as follows:

2018	255,669
2019	309,357
2020	256,880
2021	11,975
Total unvested options as of March 31, 2018	833,881

The fair value of the stock option awards granted during the three months ended March 31, 2018 was determined at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months
Ended
March
31, 2018
Expected term in years (1)	6.0
Volatility (2)	49.0%
Risk-free interest rate (3)	2.3%
Dividend yield (4)	-%

(1)

The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.

(2)

During the first quarter of 2018, the Company considered the volatility of its common stock in determining the fair value of stock option awards, in addition to a peer group average historical volatility over the expected option term. The peer group was based on financial technology companies that completed an initial public offering of common stock within the last 10 years.

(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period that coincided with the expected option term.
(4)	The Company discontinued its quarterly dividend program during August 2017.

The weighted-average grant-date fair value of options granted was as follows:

	Three Months Ended March 31,
	2018	2017
Weighted-average grant-date fair value of options granted	$1.80	$4.68

The following table summarizes the changes in the number of outstanding restricted stock units for the three month-period ended March 31, 2018:

		Weighted-
		Average
		Grant-Date
	Units	Fair Value
Outstanding as of December 31, 2017	49,677	$16.20
Forfeited	(1,168)	22.53
Outstanding as of March 31, 2018	48,509	$16.05

There were no awards of restricted stock units during the first quarter of 2018. The restricted stock units contain conditions associated with continued employment or service and generally vest one year from the date of grant. On the vesting dates, shares of common stock will be issue to the award recipients.

The following table summarizes the changes in the number of outstanding cash performance units for the three-month period ended March 31, 2018:

Units

Outstanding as of December 31, 2017	822,915
Granted	—
Vested	(263,664)
Forfeited	(31,923)
Outstanding as of March 31, 2018	527,328

There were no awards of cash performance units during the three months ended March 31, 2018. These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant. The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second and third anniversaries of the grant date compared to the Company’s stock price on the date of grant. During the first quarter of 2018, the first tranche of the cash performance units vested. Accordingly, the Company made a cash payment of $137 to the award recipients.

The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and remeasured to fair value at the end of each reporting period. As of March 31, 2018, the Company recognized a liability of $68 in “Accrued expenses” and $45 in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet for unsettled cash performance units.

Compensation expense for the Omnibus Plan for the three months ended March 31, 2018 and 2017 was $395 and $689, respectively. As of March 31, 2018, the total unrecognized compensation expense related to unvested options, restricted stock units and cash performance unit awards under the Omnibus Plan was $1,720, which the Company expects to recognize over an estimated weighted-average period of 1.6 years.

CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan

In 2007, the Company’s Board of Directors adopted the CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (the “Option Plan”). Under the provisions of the Option Plan, stock options may be granted to employees, directors and consultants at an exercise price greater than or equal to (and not less than) the fair market value of a share on the date the option is granted.

As a result of the Company’s adoption of the Omnibus Plan, as further described above, no further awards will be made under the Option Plan. The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of March 31, 2018.

During the three months ended March 31, 2018, there was no activity under the Option Plan. As such, total shares outstanding and exercisable were 6,600 shares with a weighted-average exercise price of $0.002 per share and a weighted-average remaining contract term of 5.16 years at March 31, 2018.

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for the three months ended March 31, 2018 and 2017, were de minimis.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 38,332 restricted shares of common stock to certain executives of the Company at weighted-average grant-date fair value of $47.40. There are no outstanding unvested restricted shares of common stock as of March 31, 2018.  There was no compensation expense recorded for these awards during the three months ended March 31, 2018.  During the first quarter of 2017, the executive holding the restricted shares changed employment status to a consultant and the Company remeasured the awards and reduced stock-based compensation expense by $143 during the three months ended March 31, 2017.

 14. Segment Reporting

The Company has identified reportable segments as those consolidated subsidiaries that represent 10% or more of its revenue, EBITDA (as defined below) or total assets, or when the Company believes information about the segment would be useful to the readers of the financial statements. The Company’s chief operating decision maker is its Chief Executive Officer who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments based on measures, such as revenue and EBITDA.

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

During the first quarter of 2018, the Company reorganized its United States business operations and realigned its United States reporting segments to correspond with the manner with which the Company’s chief decision maker evaluates operating performance and makes decisions as to the allocation of resources. As a result of this realignment, the Company’s CPI on Demand business operations have been moved from the U.S. Prepaid Debit segment into the U.S. Debit and Credit reporting segment, consistent with the other related personalization operations. Segment information for previous periods has been restated to conform with this realignment and current period presentation.  The restatement of first quarter 2017 segment information was not material.

As of March 31, 2018, the Company’s reportable segments were as follows:

    U.S. Debit and Credit,

    U.S. Prepaid Debit,

    U.K. Limited and

    Other.

The Other category includes the Company’s corporate headquarters and a less significant operating segment that derives its revenue from the production of Financial Payment Cards and retail gift cards in Canada.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three months ended March 31, 2018 and 2017 were as follows:

	Revenue
	Three Months Ended March 31,
	2018	2017
U.S. Debit and Credit	$37,148	$39,751
U.S. Prepaid Debit	15,512	9,497
U.K. Limited	4,213	5,587
Other	2,699	2,503
Intersegment eliminations	(502)	(1,330)
Total	$59,070	$56,008

	EBITDA
	Three Months Ended March 31,
	2018	2017
U.S. Debit and Credit	$5,719	$7,402
U.S. Prepaid Debit	4,819	2,013
U.K. Limited	(1,102)	325
Other	(7,968)	(6,942)
Total	$1,468	$2,798

The following table provides a reconciliation of total segment EBITDA to net (loss) income for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Total segment EBITDA from continuing operations	$1,468	$2,798
Interest, net	(5,519)	(5,062)
Income tax benefit	1,985	2,291
Depreciation and amortization	(5,225)	(4,533)
Net (loss)	$(7,291)	$(4,506)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017

U.S. Debit and Credit	$160,708	$164,397
U.S. Prepaid Debit	30,960	33,130
U.K. Limited	23,286	22,640
Other	13,949	13,838
Total assets	$228,903	$234,005

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
U.S.	$1,582	$2,275
Canada	2	72
Total North America	1,584	2,347
U.K.	3,311	961
Total plant, equipment and leasehold improvement additions	$4,895	$3,308

Net Sales to Geographic Locations

Net sales to geographic locations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
U.S.	$52,791	$47,811
Other (a)	6,279	8,197
Total net sales	$59,070	$56,008

(a)    Amounts in Other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
U.S.	$127,396	$130,767
Canada	814	911
Total North America	128,210	131,678
U.K.	16,196	12,705
Total long-lived assets	$144,406	$144,383

Net Sales by Product and Services

Net sales from products and services sold by the Company for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Product net sales (a)	$27,560	$29,764
Services net sales (b)	31,510	26,244
Total net sales	$59,070	$56,008

(a)   Product net sales include the design and production of Financial Payment Cards in contact-EMV, Dual-Interface EMV, contactless and magnetic stripe card formats.  The Company also generates Product revenue from the sale of Card@Once® instant issuance systems, private label credit cards and retail gift cards.

(b)   Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, providing tamper-evident security packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards.  The Company also generates Services revenue from personalizing retail gift cards (primarily in Canada and the United Kingdom) and from click-fees generated from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us, and other information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. These risks and uncertainties include, but are not limited to: system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our IT systems; defects in our software; failure to identify and attract new customers or to retain our existing customers; problems in production quality and process; failure to meet our customers’ demands in a timely manner; a loss of market share or a decline in profitability resulting from competition; developing technologies that make our existing technology solutions and products less relevant or a failure to introduce new products and services in a timely manner; disruptions relating to the development and execution of our strategy, or a failure to realize the anticipated benefits of such strategy; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; our inability to develop, introduce and commercialize new products; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; our limited ability to raise capital in the future; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement; our dependence on the timely supply of materials, products and specialized equipment from third-party suppliers; a competitive disadvantage resulting from chip operating systems developed by our competitors; price erosion in the financial payment card industry; failure to accurately predict demand for our products and services; quarterly variation in our operating results; the effect of legal and regulatory proceedings; infringement of our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; our inability to realize the full value of our long-lived assets; the impact of U.S. tax reform legislation; our failure to operate our business in accordance with data privacy laws, the PCI Security Standards Council (“PCI”) security standards or other industry standards, such as Payment Card Brand certification standards; costs relating to product defects; a decline in U.S. and global market and economic conditions; potential imposition of tariffs and/or trade restrictions on goods imported into the United States; economic conditions and regulatory changes leading up to and following the United Kingdom’s exit from the European Union; our dependence on licensing arrangements; inability to renew leases for our facilities or renew leases at existing terms; dependence on our senior leadership team; inability to recruit, retain and develop qualified personnel; the continued viability of the Payment Card Brands; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products; failure to maintain our listing on the NASDAQ and other risks and other risk factors or uncertainties identified from time to time in our filings with the SEC. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 13, 2018. CPI Card Group Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards which we define as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express, Discover and Interac (in Canada)) in the United States and Canada. We also are engaged in the design, production, data personalization, packaging and fulfillment of retail gift and loyalty cards (primarily in Europe and Canada).

As a producer and provider of services for Financial Payment Cards, each of our secure facilities must be certified by one or more of the Payment Card Brands and is therefore subject to specific requirements and conditions. Noncompliance with these requirements would prohibit the individual facilities from producing Financial Payment Cards for these entities’ payment card issuers.

During February 2018, we made the decision to consolidate three personalization operations in the United States into two facilities to better enable us to optimize operations and achieve market-leading quality and service with a cost-competitive business model.  In conjunction with this decision, we accelerated the depreciation of certain related assets, which totaled $0.8 million for the three months ended March 31, 2018, and recorded a severance charge of $0.3 million for this same time period.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	(dollars in thousands)
Net sales:
Products	$27,560	$29,764
Services	31,510	26,244
Total net sales	59,070	56,008
Cost of sales	44,628	39,913
Gross profit	14,442	16,095
Operating expenses	18,410	17,904
Loss from operations	(3,968)	(1,809)
Other expense, net:
Interest, net	(5,519)	(5,062)
Foreign exchange gain	207	73
Other income, net	4	1
Loss before taxes	(9,276)	(6,797)
Income tax benefit	1,985	2,291
Net loss	$(7,291)	$(4,506)

Segment Discussion

During the first quarter of 2018, the Company reorganized its United States business operations and realigned its United States reporting segments to correspond with the manner with which the Company’s Chief Operating Decision Maker evaluates operating performance and makes decisions as to the allocation of resources. As a result of this realignment, the Company’s CPI on Demand business operations have been moved from the U.S. Prepaid Debit segment into the U.S. Debit and Credit reporting segment, consistent with the other related personalization operations. Segment information for previous periods has been restated to conform with this realignment and current year presentation.  The restatement of first quarter 2017 segment information was not material.

Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017

Net Sales

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$37,148	$39,751	$(2,603)	(6.5)%
U.S. Prepaid Debit	15,512	9,497	6,015	63.3%
U.K. Limited	4,213	5,587	(1,374)	(24.6)%
Other	2,699	2,503	196	7.8%
Eliminations	(502)	(1,330)	828	* %
Total	$59,070	$56,008	$3,062	5.5%

* Not meaningful

Net sales for the three months ended March 31, 2018 increased $3.1 million, or 5.5%, to $59.1 million compared to $56.0 million for the three months ended March 31, 2017.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended March 31, 2018 decreased $2.6 million, or 6.5%, to $37.1 million compared to $39.8 million for the three months ended March 31, 2017. The decrease in net sales was primarily due to a $2.1 million decrease in EMV related revenue and a net $0.5 million decrease in other revenue.

For the three months ended March 31, 2018, we sold 16.8 million EMV cards at an average selling price (“ASP”) of $0.79, compared to 18.3 million EMV cards at an ASP of $0.84 for the three months ended March 31, 2017. The decrease in EMV card volumes was primarily due to timing of certain customer orders.  The decrease in ASP during the three months ended March 31, 2018 compared to 2017 was due to lower pricing across our customer base and our customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended March 31, 2018 increased $6.0 million, or 63.3%, to $15.5 million compared to $9.5 million for the three months ended March 31, 2017. The increase was the result of additional sales volumes from a new portfolio with an existing customer during the three months ended March 31, 2018.

U.K. Limited:

U.K. Limited net sales for the three months ended March 31, 2018 decreased $1.4 million, or 24.6%, to $4.2 million compared to $5.6 million for the three months ended March 31, 2017. The lower net sales were a result of softness in the U.K. retail sector and a decline in sales relating to certain customers, partially offset by positive effects of foreign currency exchange rates.

Other:

Other net sales were $2.7 million for the three months ended March 31, 2018 compared to $2.5 million for the three months ended March 31, 2017.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$8,483	22.8%	$11,510	29.0%	$(3,027)	(26.3)%
U.S. Prepaid Debit	5,368	34.6%	2,541	26.8%	2,827	111.3%
U.K. Limited	16	0.4%	1,449	25.9%	(1,433)	(98.9)%
Other	575	21.3%	595	23.8%	(20)	* %
Total	$14,442	24.4%	$16,095	28.7%	$(1,653)	(10.3)%

* Not meaningful, see Other category description in Note 14

Gross profit for the three months ended March 31, 2018 decreased $1.7 million, or 10.3%, to $14.4 million compared to $16.1 million for the three months ended March 31, 2017. Gross profit margin for the three months ended March 31, 2018 decreased to 24.4% compared to 28.7% for the three months ended March 31, 2017.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended March 31, 2018 decreased $3.0 million, or 26.3%, to $8.5 million compared to $11.5 million during the three months ended March 31 2017. The decrease in gross profit for U.S. Debit and Credit was driven primarily by the reduction in net sales, lower overhead cost absorption, and the acceleration of depreciation expense relating to the consolidation of our personalization operations. Gross profit margin for U.S. Debit and Credit for the three months ended March 31, 2018 decreased to 22.8% compared to 29.0% for the same period in the prior year, due to lower overhead cost absorption attributed to reduced sales, as well as product mix and the acceleration of depreciation expense of $0.8 million.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended March 31, 2018 increased 111.3% to $5.4 million compared to $2.5 million for the three months ended March 31, 2017.  Gross profit margin for U.S. Prepaid Debit for the three months ended March 31, 2018 increased to 34.6% compared to 26.8% for the three months ended March 31, 2017.  The increase in gross profit and margin was attributed primarily to higher sales volumes and favorable overhead cost absorption.

U.K. Limited:

Gross profit for U.K. Limited decreased 98.9% in the three months ended March 31, 2018 to $0.02 million compared to $1.4 million for the three months ended March 31, 2017, primarily due to the decreased sales activity described above. Gross profit margin for U.K. Limited was 0.4% during the three months ended March 31, 2018 compared to the gross profit margin of 25.9% during the three months ended March 31, 2017.  The decline was a result of lower overhead cost absorption attributed to reduced sales.

Other:

Other gross profit was $0.6 million in both the three months ended March 31, 2018 and 2017.

Operating Expenses

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$5,962	$6,490	$(528)	(8.1)%
U.S. Prepaid Debit	1,043	1,108	(65)	(5.9)%
U.K. Limited	1,372	1,334	38	2.8%
Other	10,033	8,972	1,061	* %
Total	$18,410	$17,904	$506	2.8%

* Not meaningful

Operating expenses for the three months ended March 31, 2018 increased $0.5 million, or 2.8%, to $18.4 million compared to $17.9 million for the three months ended March 31, 2017.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses declined to $6.0 million in the three months ended March 31, 2018, compared to $6.5 million in the three months ended March 31, 2017, due to cost reduction efforts.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses decreased $0.1 million, or 5.9%, primarily due to reduced selling expenses.

U.K. Limited:

U.K. Limited operating expenses were $1.4 million in the three months ended March 31, 2018 compared to $1.3 million in the three months ended March 31, 2017, representing a 2.8% increase and attrituble to foreign exchange rate fluctuations, net of reduced labor and related expenses.

Other:

Other operating expenses during the three months ended March 31, 2018 increased $1.1 million compared to the three months ended March 31, 2017. The net increase primarily resulted from higher technology and consulting costs of $0.5 million, increased legal costs of $0.3 million and increased compensation expense related primarily to transition costs of $0.3 million.

Income from Operations and Operating Margin

	Three Months Ended March 31,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
(Loss) income from operations by segment:
U.S. Debit and Credit	$2,522	6.8%	$5,020	12.6%	$(2,498)	(49.8)%
U.S. Prepaid Debit	4,325	27.9%	1,433	15.1%	2,892	201.8%
U.K. Limited	(1,357)	(32.2)%	115	2.1%	(1,472)	* %
Other	(9,458)	* %	(8,377)	* %	(1,081)	* %
Total	$(3,968)	(6.7)%	$(1,809)	(3.2)%	$(2,159)	119.3%

* Not meaningful

Loss from operations for the three months ended March 31, 2018 was $4.0 million compared to a loss from operations of $1.8 million for the three months ended March 31, 2017. The Company’s operating loss margin for the three months ended March 31, 2018 increased to 6.7% compared to 3.2% for the three months ended March 31, 2017.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended March 31, 2018 decreased $2.5 million, or 49.8%, to $2.5 million compared to $5.0 million for the three months ended March 31, 2017 due primarily to lower sales volume and the resulting lower overhead cost absorption discussed above. Operating margins for the three months ended March 31, 2018 decreased to 6.8% compared to 12.6% for the three months ended March 31, 2017.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended March 31, 2018 increased 201.8% to $4.3 million compared to $1.4 million for the three months ended March 31, 2017 due to increased sales volumes and the resulting favorable overhead cost absorption discussed above. U.S. Prepaid Debit operating income margin for the three months ended March 31, 2018 increased to 27.9% from 15.1% for the same period in 2017.

U.K. Limited:

During the three months ended March 31, 2018, U.K. Limited incurred a loss from operations of $1.4 million, representing a $1.5 million decrease compared to the three months ended March 31, 2017.  The decrease was due to lower sales activity. Operating margins decreased to (32.2)% during the three months ended March 31, 2018 compared to 2.1% during the three months ended March 31, 2017. The decline was a result of lower overhead cost absorption attributed to reduced sales.

Other:

The loss from operations in Other was $9.5 million for the three months ended March 31, 2018 compared to a loss from operations of $8.4 million for the same time period of 2017.  The comparatively larger operating loss was attributable to higher operating expenses in the first quarter of 2018.

Interest, net:

Interest expense for the three months ended March 31, 2018 increased to $5.5 million compared to $5.1 million for the three months ended March 31, 2017. The additional interest expense resulted from a higher average interest rate on the First Lien Term Loan during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Income tax benefit:

During the three months ended March 31, 2018, there was an income tax benefit of $2.0 million on pre-tax loss of $9.3 million, compared with an income tax benefit of $2.3 million on pre-tax loss of $6.8 million for the three months ended March 31, 2017. In conjunction with the Tax Act, the U.S. federal tax rate reduced from 35.0% in 2017 to 21.0% in 2018.  The effective tax rate differs from the federal U.S. statutory rate in 2018 primarily due to the impact of state income taxes.

Net loss:

During the three months ended March 31, 2018, net loss was $7.3 million, compared to a net loss of $4.5 million during the three months ended March 31, 2017.  The change was primarily due to lower sales volumes and pricing, as well as higher operating expenses as described above.

Liquidity and Capital Resources

At March 31, 2018, we had $20.2 million of cash and cash equivalents. Of this amount, $1.8 million was held in accounts outside of the United States.

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

At March 31, 2018, there was $312.5 million outstanding under the First Lien Term Loan, and we had an undrawn $40.0 million Revolving Credit Facility, of which $20.0 million is available for borrowing.  Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement.  The First Lien Term Loan and Revolving Credit Facility mature on August 17, 2022 and August 17, 2020, respectively.

Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%.  As of March 31, 2018, the interest rate on our First Lien Term Loan was 6.36%.

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets and affiliate transactions. As of March 31, 2018, we were in compliance with all covenants under the First Lien Credit Facility.  We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.  As of March 31, 2018, we did not expect to have a required excess cash flow payment related to 2018.

Operating Activities

Cash used in operating activities for the three months ended March 31, 2018 was $1.8 million compared to $5.0 million of cash used in operating activities during the three months ended March 31, 2017. The year over year fluctuation was due primarily to working capital cash flow increases, including accounts receivable and inventories, partially offset by an increase in the net loss incurred during the current year period compared to the prior year period.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 of $1.2 million was lower than the comparative $3.3 million during the three months ended March 31, 2017. Cash used in investing activities during both periods was related to capital expenditures.  In the current year period, capital leases were executed for the acquisition of certain machinery and equipment totaling $3.7 million.

Financing Activities

During the three months ended March 31, 2018, cash used in financing activities was $0.1 million and related to principal payments on capital lease obligations.

Cash used in financing activities during the three months ended March 31, 2017 was $2.9 million and related to dividend payments of $2.5 million and $0.3 million of taxes withheld and paid on stock-based compensation awards.  The Company discontinued its quarterly dividend program during August 2017.

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2018.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2017, for which there were no material changes as of March 31, 2018, included:

    Impairment Assessments of Goodwill and Long-Lived Assets,

    Inventory Valuation,

    Stock-Based Compensation and

    Income Taxes.

As of January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, as amended, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires an entity to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASU 2014-09 as of January 1, 2018, to all of our contracts using the modified retrospective method and recognized the cumulative effect of application as an adjustment to the opening balance of “Accumulated loss” on the Condensed Consolidated Balance Sheet. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

For periods after January 1, 2018, we account for our revenues as follows:

Products Revenue

Product revenue is recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in Products revenue are manufactured Financial Payment Cards, including in contact-EMV, Dual-Interface EMV, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once printers and Consumables are also included in Products revenue, and their associated revenues are recognized at the time of shipping.

Services Revenue

Revenue is recognized for Services as the services are performed. Items included in Services revenue include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts

Customer Contracts

The Company often enters into MSAs with our customers. Generally, a MSA requires a customer to place subsequent purchase orders or statements of work to obtain goods or services, thus creating enforceable rights and obligations for goods and services for the parties. The contract term as defined by ASU 2014-09 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2018, there have been no material changes in market risk for key input prices, labor and benefits costs, interest rate risk, foreign currency exchange rates or pricing from those included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09, Revenue from Contracts with Customers. We developed new accounting policies based on the revenue recognition standard, and implemented changes to our processes related to revenue recognition and the related control activities. Other than as it relates to ASU 2014-09, there has been no change in the Company’s internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control.

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

PART II – Other Information

Item 1. Legal Proceedings

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.) (the “Class Action”)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc. in the United States District Court for the Southern District of New York (the “Court”) against CPI, certain of its former officers and current and former directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard and VISA chip cards (collectively, “EMV cards”) during the first half of fiscal year 2015 and resulting EMV card inventory levels: and (ii) capacity to purchase additional EMV cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

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

On November 16, 2016, the Company filed a motion to dismiss the amended complaint, which was denied by the Court on October 30, 2017. On January 12, 2018, the Company filed an answer to the amended complaint. On March 23, 2018, lead plaintiff filed his motion for class certification.

The Company believes these claims are without merit and is defending the Class Action vigorously.

Heckermann v. Montross et al., Case No. 1:17-CV-01673 (D. Del.) (the “Derivative Suit”)

On November 20, 2017, a purported CPI stockholder filed a stockholder derivative complaint in the United States District Court for the District of Delaware (the “Court”) against certain of CPI’s former officers and current and former directors, along with the sponsors of the IPO. CPI is also named as a nominal defendant. The derivative complaint asserts claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and seeks, among other things, injunctive relief, damages and costs. It alleges false or misleading statements and omissions in the Registration Statement filed by CPI in connection with its IPO and subsequent public filings and statements. The derivative complaint also asserts claims for purported breaches of fiduciary duties, unjust enrichment, mismanagement and waste of corporate assets.

On March 28, 2018, the Court entered the parties’ stipulated order staying the Derivative Suit pending final determination of the Class Action.

The Company believes these claims are without merit and is defending the Derivative Suit vigorously.

Gemalto S.A. v. CPI Card Group Inc. (2 cases)

First case. This suit was initially filed by Gemalto against the Company in the United States District Court for the Western District of Texas in October 2015.  The complaint alleged that the Company infringed a now-expired Gemalto patent by incorporating into the Company’s products microchips that allegedly practice the EMV standard.  The Company successfully moved to transfer the lawsuit to the District of Colorado, answered the complaint, and filed counterclaims that the asserted patent was invalid and unenforceable, and that Gemalto’s lawsuit was a “sham” intended to interfere with the Company’s IPO and business relationships.

During 2016, the Company filed an IPR petition with the United States Patent & Trademark Office’s PTAB, seeking re-examination of Gemalto’s asserted patent, and the United States District Court for the District of Colorado granted the Company’s motion to stay the litigation pending the PTAB’s consideration of the Company’s challenge to the patentability of asserted claims.

            Second case. On May 3, 2016, Gemalto filed a second patent infringement action against CPI in the United States District Court for the District of Colorado. The complaint alleged that the Company infringed a Gemalto patent on networked smartcard printing by way of the Company’s Card@Once offering. During 2017, the Company filed an IPR petition with the PTAB, seeking re-examination of Gemalto’s asserted patent.

On September 28, 2017, the Company reached a settlement with Gemalto to resolve both lawsuits. Under the terms of the settlement, the Company made a one-time payment of $750,000 in the fourth quarter of 2017. The settlement resulted in the dismissal of both lawsuits with prejudice, and included a mutual covenant not to sue for a period of 18 months.

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

In June 2017, MPS filed an early motion for summary judgment and sought to stay discovery pending the outcome of that motion. Both motions were denied in August 2017. Also in June 2017, MPS filed an IPR petition with the PTAB. Also, the Company filed its preliminary opposition to the IPR Petition in October 2017. In September 2017, the Company filed a motion to replace the named plaintiff in the litigation with the Company’s wholly owned subsidiary, CPI Card Group-Minnesota, Inc.; MPS sought to dismiss the complaint for lack of standing on the same ground. That issue has been fully briefed and is awaiting decision. The PTAB instituted the IPR on January 9, 2018, and the Company prepared and filed its formal response in the IPR on April 15, 2018. The Company intends to vigorously assert its intellectual property rights in connection with this litigation and the IPR.

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

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

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

May 9, 2018