Form 10-Q
period 2018-06-30
CPI Card Group Inc.
filed 2018-08-09
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of July 25, 2018: 11,159,714

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,750	$23,205
Accounts receivable, net	43,601	32,531
Inventories	10,455	13,799
Prepaid expenses and other current assets	3,901	3,681
Income taxes receivable	6,718	8,208
Assets of discontinued operation	8,016	20,651
Total current assets	90,441	102,075
Plant, equipment and leasehold improvements, net	40,038	44,436
Intangible assets, net	37,765	40,093
Goodwill	47,150	47,150
Other assets	205	251
Total assets	$215,599	$234,005
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$15,678	$13,239
Accrued expenses	15,705	12,789
Income taxes payable	678	—
Deferred revenue and customer deposits	509	3,342
Liabilities of discontinued operation	7,807	5,669
Total current liabilities	40,377	35,039
Long-term debt	304,841	303,869
Deferred income taxes	7,925	12,168
Other long-term liabilities	2,716	2,503
Total liabilities	355,859	353,579
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,159,714 and 11,134,714 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	11	11
Capital deficiency	(112,377)	(113,081)
Accumulated loss	(22,571)	(1,366)
Accumulated other comprehensive loss	(5,323)	(5,138)
Total stockholders’ deficit	(140,260)	(119,574)
Total liabilities and stockholders’ deficit	$215,599	$234,005

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Products	$31,494	$26,640	$56,238	$52,866
Services	29,960	28,196	60,073	52,391
Total net sales	61,454	54,836	116,311	105,257
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	18,962	17,943	35,280	35,106
Services (exclusive of depreciation and amortization shown below)	19,116	17,533	39,780	33,444
Depreciation and amortization	3,501	2,694	6,949	5,393
Total cost of sales	41,579	38,170	82,009	73,943
Gross profit	19,875	16,666	34,302	31,314
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	15,756	14,304	31,084	29,228
Depreciation and amortization	1,465	1,641	2,927	3,277
Total operating expenses	17,221	15,945	34,011	32,505
Income (loss) from operations	2,654	721	291	(1,191)
Other expense, net:
Interest, net	(5,586)	(5,165)	(11,092)	(10,228)
Foreign currency (loss) gain	(466)	153	(264)	172
Other income, net	3	4	7	6
Total other expense, net	(6,049)	(5,008)	(11,349)	(10,050)
Loss from continuing operations before income taxes	(3,395)	(4,287)	(11,058)	(11,241)
Income tax benefit	2,593	1,014	4,578	3,371
Net loss from continuing operations	(802)	(3,273)	(6,480)	(7,870)
Net (loss) income from discontinued operation, net of tax (see Note 3)	(15,907)	1,112	(17,521)	1,202
Net loss	$(16,709)	$(2,161)	$(24,001)	$(6,668)

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.30)	$(0.58)	$(0.71)
Discontinued operation	(1.43)	0.10	(1.57)	0.11
Net loss per share	$(1.50)	$(0.20)	$(2.15)	$(0.60)

Basic and diluted weighted-average shares outstanding	11,143,230	11,122,436	11,138,972	11,103,655

Dividends declared per common share	$—	$0.225	$—	$0.45

Comprehensive loss:
Net loss	$(16,709)	$(2,161)	$(24,001)	$(6,668)
Currency translation adjustment	(495)	586	(185)	787
Total comprehensive loss	$(17,204)	$(1,575)	$(24,186)	$(5,881)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(24,001)	$(6,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operation	17,521	(1,202)
Depreciation and amortization expense	9,876	8,670
Stock-based compensation expense	784	860
Amortization of debt issuance costs and debt discount	972	975
Deferred income taxes	(4,782)	(540)
Other, net	158	94
Changes in operating assets and liabilities:
Accounts receivable	(6,577)	(6,964)
Inventories	(2,466)	(1,776)
Prepaid expenses and other assets	(299)	(31)
Income taxes	2,284	(3,987)
Accounts payable	2,271	3,399
Accrued expenses	3,093	(1,228)
Deferred revenue and customer deposits	25	555
Other liabilities	(212)	422
Cash used in operating activities - continuing operations	(1,353)	(7,421)
Cash used in operating activities - discontinued operation	(1,152)	(841)
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(2,109)	(4,343)
Cash used in investing activities - continuing operations	(2,109)	(4,343)
Cash used in investing activities - discontinued operation	(536)	(1,440)
Financing activities
Payments on capital lease obligations	(306)	—
Dividends paid on common stock	—	(5,026)
Taxes withheld and paid on stock-based compensation awards	—	(339)
Cash used in financing activities	(306)	(5,365)
Effect of exchange rates on cash	1	386
Net decrease in cash and cash equivalents	(5,455)	(19,024)
Cash and cash equivalents, beginning of period	23,205	36,955
Cash and cash equivalents, end of period	$17,750	$17,931
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,783	$9,096
Income taxes, net (refunds) payments	$(1,504)	$1,068
Capital lease obligations incurred for certain machinery and equipment leases	$821	$—
Accounts payable for acquisitions of plant, equipment and leasehold improvements	$970	$1,233

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiaries, is referred to herein as “CPI” or the “Company”) is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which the Company defines as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express, Discover and Interac (in Canada)) in the United States and Canada. The Company also is engaged in the design, production, data personalization, packaging and fulfillment of retail gift and loyalty cards (primarily in Canada).

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

During February 2018, the Company made the decision to consolidate three personalization operations in the United States into two facilities to better enable the Company to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, the Company accelerated the depreciation of certain related assets, which totaled $1,332 for the three months ended June 30, 2018 and $2,132 for the six months ended June 30, 2018, and recorded severance charges of $223 and $552 for these same respective time periods. The Company recorded a lease termination charge of $432 in the three months ended June 30, 2018. The charges were recorded in the U.S. Debit and Credit segment and primarily included in “Cost of sales” on the Condensed Consolidated Statement of Operations.

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

During the second quarter of 2018, the Company met the criteria to report a probable business sale of the UK Limited segment as a discontinued operation. On August 3, 2018, the Company completed the sale. See Note 16 “Subsequent Event” for further information. The Company has restated the comparative financial information in conformity with GAAP. Unless otherwise indicated, information in these notes to the unaudited condensed consolidated financial statements relate to continuing operations. See Note 3.

On December 20, 2017, the Company effected a one-for-five reverse stock split of its common stock, whereby each lot of five shares of common stock issued and outstanding immediately prior to the reverse stock split was converted into and became one share of common stock. Share and per share amounts reflect the one-for-five reverse stock split for all periods presented.

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities in its preparation of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances for inventories and deferred tax assets, debt, discontinued operations, revenue recognized for period-end work in process and stock-based compensation expense. Actual results could differ from those estimates.

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

Adoption of New Accounting Standard

As of January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires an entity to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASU 2014-09 as of January 1, 2018 to all its contracts using the modified retrospective method and recognized the cumulative effect of adoption as an adjustment to the opening balance of “Accumulated loss” on the Condensed Consolidated Balance Sheet. Under the new guidance, the Company recognizes certain performance obligations over time as the goods are produced, since those products provide value to only a specified customer, have no alternative use and the Company has the right to payment for work completed on such items. This accelerates the timing of revenue recognition for these arrangements, as revenue is recognized as goods are produced rather than upon shipment or delivery of goods. In addition, as a result of adopting the new guidance, the Company has recorded decreases to deferred revenue, and work in process and finished goods inventories, and an increase to accounts receivable.  These changes are reflected in the adoption adjustments table below. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

See Note 2 “Revenue” for revenue recognition timing and methodology under ASU 2014-09.

The cumulative effects of the adjustments made to the Company’s January 1, 2018 Condensed Consolidated Balance Sheet upon adoption of ASU 2014-09 were as follows:

	December 31,	Adoption	January 1,
	2017	Adjustments	2018
Assets:
Accounts receivable, net	$32,531	$5,991	$38,522
Inventories	13,799	(5,929)	7,870
Assets of discontinued operation	20,651	(357)	20,294

Liabilities:
Deferred revenue and customer deposits	3,342	(3,063)	279
Liabilities of discontinued operation	5,669	(535)	5,134
Deferred income taxes	12,168	479	12,647

Stockholders' deficit:
Accumulated (loss) earnings	(1,366)	2,824	1,458

In accordance with ASU 2014-09, the impact on the Company’s Condensed Consolidated Balance Sheet and Statement of Operations and Comprehensive Loss was as follows:

			Balances
	As Reported		Without
	June 30,		Adoption of
Balance Sheet	2018	Adjustments	ASU 2014-09
Assets:
Accounts receivable, net	$43,601	$(7,115)	$36,486
Inventories	10,455	5,217	15,672
Assets of discontinued operation	8,016	229	8,245

Liabilities:
Deferred revenue and customer deposits	509	—	509
Liabilities of discontinued operation	7,807	390	8,197
Deferred income taxes	7,925	(479)	7,446

Stockholders' deficit:
Accumulated loss	(22,571)	(1,580)	(24,151)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
			Balances			Balances
	As Reported		Without	As Reported		Without
Statement of Operations and	June 30,		Adoption of	June 30,		Adoption of
Comprehensive Loss	2018	Adjustments	ASU 2014-09	2018	Adjustments	ASU 2014-09
Net sales:
Products	$31,494	$158	$31,652	$56,238	$(656)	$55,582
Services	29,960	(588)	29,372	60,073	(365)	59,708
Cost of sales:
Products (exclusive of depreciation and amortization)	18,962	1	18,963	35,280	(918)	34,362
Services (exclusive of depreciation and amortization)	19,116	(248)	18,868	39,780	(68)	39,712

Gross profit	19,875	(183)	19,692	34,302	(35)	34,267

Income tax benefit	2,593	38	2,631	4,578	7	4,585

Net loss from continuing operations	(802)	(145)	(947)	(6,480)	(28)	(6,508)
Net loss from discontinued operation, net of tax	(15,907)	(28)	(15,935)	(17,521)	(19)	(17,540)

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (the Company’s fiscal year 2019) with early adoption permitted. The new guidance requires the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements using a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. The Company is considering the method of transition upon adoption of this guidance.  The Company is in the process of assessing the impact of ASU 2016-02 on its results of operations, financial position and consolidated financial statements.

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

2. Revenue

The Company disaggregates its revenue by major source as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Products	Services	Total	Products	Services	Total
U.S. Debit and Credit	$30,444	$13,399	$43,843	$54,164	$26,827	$80,991
U.S. Prepaid Debit	—	15,427	15,427	—	30,938	30,938
Other	1,625	1,355	2,980	3,000	2,679	5,679
Intersegment eliminations	(575)	(221)	(796)	(926)	(371)	(1,297)
Total	$31,494	$29,960	$61,454	$56,238	$60,073	$116,311

For periods after January 1, 2018, the Company accounts for its revenue as follows:

Products Revenue

“Products” revenue is recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” revenue are manufactured Financial Payment Cards, including in contact-EMV®, Dual-Interface EMV®, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” revenue, and their associated revenues are recognized at the time of shipping.

Services Revenue

Revenue is recognized for “Services” as the services are performed. Items included in “Services” revenue include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

Customer Contracts

The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, an MSA requires a customer to place subsequent purchase orders or statements of work to obtain goods or services, thus creating enforceable rights and obligations for goods and services for the parties. The contract term as defined by ASU 2014-09 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

3. Discontinued Operation

During the second quarter of 2018, the Company met the criteria to report a probable business sale in the U.K. Limited segment as a discontinued operation. On August 3, 2018, the Company completed the sale. See Note 16 “Subsequent Event” for further information. The financial position, results of operations and cash flows have been restated for all periods to conform with the discontinued operation presentation. The Company is not expected to retain significant continuing involvement with the discontinued operation subsequent to the disposal. In connection with the planned sale, the Company performed a goodwill impairment test and recorded a charge of $6,366. The impairment was a result of continued market softness in the U.K. Limited segment, resulting in lower sales and margins and an expected sales price below the carrying value of the segment. The Company also recorded an impairment charge of $1,249 to customer relationship intangible assets related to the U.K. Limited segment. The Company measured the net assets of the discontinued operation at their fair values less costs to sell, and recorded an additional $7,244 loss on the discontinued operation classification.

The balances of assets and liabilities as presented in the table below are comprised primarily of the discontinued operation. The carrying amounts of the major classes of assets and liabilities of the discontinued operation as of June 30, 2018 were as follows:

	June 30, 2018	December 31, 2017

Assets:
Accounts receivable	$5,244	$5,006
Inventories	1,626	2,438
Other assets	506	506
Plant, equipment and leasehold improvements	7,884	4,864
Intangible assets	—	1,379
Goodwill	—	6,458
Loss recognized on discontinued operation classification	(7,244)	—
Total assets of discontinued operation	8,016	20,651

Liabilities:
Accounts payable	3,754	3,307
Other current liabilities	1,499	1,866
Other long-term liabilities	2,554	496
Total liabilities of discontinued operation	$7,807	$5,669

The major line items constituting the (loss) income of the discontinued operation for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total net sales	$4,587	$11,010	$8,799	$16,597
Total cost of sales	4,300	8,391	8,498	12,530
Selling, general and administrative	1,446	1,373	3,066	2,716
Impairments	7,615	—	7,615	—
Other expense (income), net	21	(31)	29	(85)
Pretax (loss) income from discontinued operation	(8,795)	1,277	(10,409)	1,436
Pretax loss on discontinued operation classification	(7,244)	—	(7,244)	—
Total pretax (loss) income on discontinued operation	(16,039)	1,277	(17,653)	1,436
Income tax benefit (expense)	132	(165)	132	(234)
Net (loss) income from discontinued operation	$(15,907)	$1,112	$(17,521)	$1,202

4. Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2018	December 31, 2017

Trade accounts receivable	$37,049	$32,579
Unbilled accounts receivable	6,699	—
	43,748	32,579
Less allowance for doubtful accounts	(147)	(48)
	$43,601	$32,531

5.  Inventories

Inventories are summarized below:

	June 30, 2018	December 31, 2017

Raw materials	$7,974	$5,718
Work-in-process	—	5,107
Finished goods	2,481	2,974
	$10,455	$13,799

6. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

	June 30, 2018	December 31, 2017

Machinery and equipment	$54,722	$58,595
Machinery and equipment under capital leases	821	—
Furniture, fixtures and computer equipment	3,960	6,288
Leasehold improvements	18,158	19,601
Construction in progress	2,318	1,512
	79,979	85,996
Less accumulated depreciation	(39,941)	(41,560)
	$40,038	$44,436

Depreciation of plant, equipment and leasehold improvements, including depreciation of assets under capital leases, was $3,802 and $3,163 for the three months ended June 30, 2018 and 2017, respectively, and $7,548 and $6,327 for the six months ended June 30, 2018 and 2017, respectively.

7. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in its U.S. Debit and Credit segment at June 30, 2018 and December 31, 2017.

Intangible assets consist of customer relationships, technology and software, non-compete agreements and trademarks. The changes in the cost basis of the intangibles from December 31, 2017 to June 30, 2018 were related to foreign currency translation adjustments. Intangible amortization expense was $1,164 and $1,172 for the three months ended June 30, 2018 and 2017, respectively, and $2,328 and $2,343 for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018 and December 31, 2017, intangible assets, excluding goodwill, were comprised of the following:

				June 30, 2018			December 31, 2017
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$55,454	$(23,949)	$31,505	$55,454	$(22,311)	$33,143
Technology and software	7	to	10	7,101	(3,560)	3,541	7,101	(3,095)	4,006
Trademarks	7.5	to	10	3,330	(682)	2,648	3,330	(487)	2,843
Non-compete agreements	5	to	8	491	(420)	71	491	(390)	101
Intangible assets subject to amortization				$66,376	$(28,611)	$37,765	$66,376	$(26,283)	$40,093

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of June 30, 2018 was as follows:

2018 (remaining 6 months)	$2,343
2019	4,620
2020	4,595
2021	4,352
2022	3,867
Thereafter	17,988
$37,765

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

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at June 30, 2018
	June 30,	June 30,	(Using Fair Value Hierarchy)
	2018	2018	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$196,875	$—	$196,875	$—

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2017
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2017	2017	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$228,125	$—	$228,125	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 9 “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

Nonrecurring fair value measurements include the Company’s goodwill and intangible asset impairments recognized during the quarter ended June 30, 2018 as determined based on unobservable Level 3 inputs. Refer to Note 3 “Discontinued Operation.”

9. Long-Term Debt and Credit Facility

At June 30, 2018 and December 31, 2017, long-term debt and credit facilities consisted of the following:

	Interest	June 30,	December 31,
	Rate (1)	2018	2017
First Lien Term Loan (1)	6.36%	$312,500	$312,500
Unamortized discount		(2,786)	(3,122)
Unamortized deferred financing costs		(4,873)	(5,509)
Long-term debt		$304,841	$303,869

(1)   Interest rate at June 30, 2018.  Interest rate at December 31, 2017 was 5.96%.

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times trailing twelve month Adjusted EBITDA, as defined in the agreement. As of June 30, 2018, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. As of June 30, 2018, the Company did not expect to have a required excess cash flow payment related to 2018.

At June 30, 2018, the Company did not have any outstanding amounts under the Revolving Credit Facility and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of June 30, 2018 and December 31, 2017, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines. The Company recorded accrued interest of $4,526 and $4,296 within “Accrued expenses” on the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

10. Income Taxes – Continuing Operations

During the three months ended June 30, 2018, the Company recognized an income tax benefit of $2,593 on a pre-tax loss of $3,395, representing an effective income tax rate of 76.4%, compared to an income tax benefit of $1,014 on a pre-tax loss of $4,287, representing an effective tax rate of 23.7% during the three months ended June 30, 2017.  During the six months ended June 30, 2018, the Company recognized an income tax benefit of $4,578 on a pre-tax loss of $11,058, representing an effective income tax rate of 41.4%, compared to an income tax benefit of $3,371 on a pre-tax loss of $11,241, representing an effective tax rate of 30.0% during the six months ended June 30, 2017. On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation ( the “Tax Act”). In conjunction with the Tax Act, the U.S. federal tax rate reduced from 35.0% in 2017 to 21.0% in 2018. The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of a tax benefit recorded in the second quarter of 2018 in connection with the U.K. Limited discontinued operation. Partially offsetting the increased tax benefit in the second quarter of 2018 was the establishment of a partial valuation allowance on certain U.S. deferred tax assets primarily related to the limitation on the deductibility of business interest expense.

On March 30, 2018, the Company received a proposed determination regarding a previously unrecognized tax benefit related to state income tax matters. Based on this proposal, the Company expects to pay $678 in the next 12 months and has included this item in “Income taxes payable” in its Condensed Consolidated Balance Sheet as of June 30, 2018.

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

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company is currently estimating a zero tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, as of June 30, 2018, the Company has not accrued any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986. The Company will continue to analyze historical E&P on accumulated post-1986 deferred foreign income and will record any resulting tax adjustment during 2018.

11. Stockholders’ Deficit

During the three and six months ended June 30, 2017, the Company paid dividends of $2,499 and $5,026, respectively, representing $0.225 and $0.45 per share, respectively. During August 2017, the Company discontinued its quarterly dividend of $0.225 per share.

12. Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss from continuing operations	$(802)	$(3,273)	$(6,480)	$(7,870)
Net (loss) income from discontinued operation	(15,907)	1,112	(17,521)	1,202
Net loss	$(16,709)	$(2,161)	$(24,001)	$(6,668)
Denominator:
Basic and diluted weighted-average common shares outstanding	11,143,230	11,122,436	11,138,972	11,103,655
Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.30)	$(0.58)	$(0.71)
Discontinued operation	(1.43)	0.10	(1.57)	0.11
Net loss	$(1.50)	$(0.20)	$(2.15)	$(0.60)

The Company reported a net loss for the three and six months ended June 30, 2018 and 2017. Accordingly, the potentially dilutive effect of 957,840 and 417,418 stock options and 98,535 and 54,610 restricted stock units were excluded from the computation of diluted earnings per share as of June 30, 2018 and 2017, respectively, as their inclusion would be anti-dilutive.

13. Commitments and Contingencies

Commitments

The Company incurred rent expense under non-cancellable operating leases of $908 and $880 for the three months ended June 30, 2018 and 2017, respectively, and $1,776 and $1,770 for the six months ended June 30, 2018 and 2017, respectively. During the first quarter of 2018, the Company leased certain machinery and equipment under capital lease obligations, which consisted of the following at June 30, 2018:

June 30,
2018
Machinery and equipment	$748
Less current portion of capital lease obligations	(147)
Total long-term capital lease obligations	$601

In its Condensed Consolidated Balance Sheet at June 30, 2018, the Company has recorded the current portion of capital lease obligations in “Accrued expenses” and the long-term capital lease obligations in “Other long-term liabilities”.

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

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.) (the “Class Action”)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc. in the United States District Court for the Southern District of New York (the “Court”) against CPI, certain of its former officers and current and former directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard and VISA chip cards (collectively, “EMV® cards”) during the first half of fiscal year 2015 and resulting EMV® card inventory levels; and (ii) capacity to purchase additional EMV® cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

On August 30, 2016, the Court consolidated the Vance and Chipman actions and appointed lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act (the “PSLRA”). On October 17, 2016, lead plaintiff filed a consolidated amended complaint, asserting the same claims for violations of §§11 and 15 of the Securities Act. The amended complaint is based principally on the same theories as the original complaints, but adds allegations that the Registration Statement contained inadequate risk disclosures and failed to disclose (i) small and mid-size issuers’ slower-than-anticipated conversion to EMV® technology and (ii) increased pricing pressure and competition CPI faced in the EMV® market.

On November 16, 2016, the Company filed a motion to dismiss the amended complaint, which was denied by the Court on October 30, 2017. On January 12, 2018, the Company filed an answer to the amended complaint. On March 23, 2018, lead plaintiff filed his motion for class certification.  On June 11, 2018, the Company filed an opposition to lead plaintiff’s motion for class certification.

On July 31, 2018, the parties notified the Court that they had reached an agreement in principle to settle the Class Action. The agreement in principle is subject to confirmatory discovery by the plaintiff, execution of a definitive settlement agreement and supporting documentation and final approval by the Court. The Company recorded an accrued liability as of June 30, 2018, which is not material to the financial statements, and reflects our estimate of the probable loss pursuant to an allocation of the total agreed settlement amount. There was no liability recorded as of December 31, 2017.

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

The Company believes these claims are without merit and is defending the Derivative Suit vigorously. Given the current stage of these matters, the range of any potential loss is not probable or estimable and no liability has been recorded as of June 30, 2018 or December 31, 2017.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

14. Stock-Based Compensation

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

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan. Effective September 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000. The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance. As of June 30, 2018, there were 87,346 shares available for grant under the Omnibus Plan.

During the six months ended June 30, 2018, the Company granted awards of non-qualified stock options for 52,755 shares of common stock. All stock option grants have a 10-year term and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2017	937,310	$17.11
Granted	52,755	4.16
Forfeited	(38,825)	19.72
Outstanding as of June 30, 2018	951,240	$16.28	8.75
Options vested and exercisable as of June 30, 2018	116,897	34.53	7.90
Options vested and expected to vest as of June 30, 2018	951,240	16.28	8.75

The following is a summary of the activity in non-vested stock options under the Omnibus Plan:

		Weighted-Average
	Number	Grant-Date Fair Value

Non-vested as of December 31, 2017	876,903	$4.08
Granted	52,755	1.65
Forfeited	(26,616)	4.75
Vested	(68,699)	4.60
Non-vested as of June 30, 2018	834,343	$3.86

Unvested options as of June 30, 2018 will vest as follows:

2018	238,126
2019	315,036
2020	262,538
2021	18,643
Total unvested options as of June 30, 2018	834,343

The fair value of the stock option awards granted during the six months ended June 30, 2018 was determined at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months
Ended
June 30,
2018
Expected term in years (1)	6.0
Volatility (2)	48.8%
Risk-free interest rate (3)	2.5%
Dividend yield (4)	—%

(1)

The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.

(2)

During the first half of 2018, the Company considered the volatility of its own common stock in determining the fair value of stock option awards, in addition to a peer group average historical volatility over the expected option term. The peer group was based on financial technology companies that completed an initial public offering of common stock within the last 10 years.

(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period that coincided with the expected option term.
(4)	The Company discontinued its quarterly dividend program during August 2017.

The weighted-average grant-date fair value of options granted was as follows:

	Three Months Ended June 30,
	2018	2017
Weighted-average grant-date fair value of options granted	$1.65	$4.31

The following table summarizes the changes in the number of outstanding restricted stock units for the six-month period ended June 30, 2018:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Units	Fair Value	(in Years)
Outstanding as of December 31, 2017	49,677	$16.20
Granted	75,188	2.66
Vested	(25,000)	10.00
Forfeited	(1,330)	22.44
Outstanding as of June 30, 2018	98,535	$7.36	1.35

During the six months ended June 30, 2018, the Company granted awards of restricted stock units for 75,188 shares of common stock. The restricted stock units contain conditions associated with continued employment or service and generally vest one year from the date of grant. On the vesting dates, shares of common stock will be issued to the award recipients.

Unvested restricted stock units as of June 30, 2018 will vest as follows:

2018	—
2019	75,188
2020	23,347
Total unvested restricted stock units as of June 30, 2018	98,535

The following table summarizes the changes in the number of outstanding cash performance units for the six-month period ended June 30, 2018:

Units
Outstanding as of December 31, 2017	822,915
Granted	—
Vested	(260,093)
Forfeited	(42,636)
Outstanding as of June 30, 2018	520,186

There were no awards of cash performance units during the six months ended June 30, 2018. These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant. The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second and third anniversaries of the grant date compared to the Company’s stock price on the date of grant. During the first half of 2018, the first tranche of the cash performance units vested. Accordingly, the Company made a cash payment of $137 to the award recipients.

The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and remeasured to fair value at the end of each reporting period. As of June 30, 2018, the Company recognized a liability of $83 in “Accrued expenses” and $55 in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet for unsettled cash performance units.

Compensation expense for the Omnibus Plan for the three months ended June 30, 2018 and 2017 was $389 and $546, respectively, and $784 and $860 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the total unrecognized compensation expense related to unvested options, restricted stock units and cash performance unit awards under the Omnibus Plan was $1,558, which the Company expects to recognize over an estimated weighted-average period of 1.4 years.

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

As a result of the Company’s adoption of the Omnibus Plan, as further described above, no further awards will be made under the Option Plan. The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of June 30, 2018.

During the six months ended June 30, 2018, there was no activity under the Option Plan. As such, total shares outstanding and exercisable were 6,600 shares with a weighted-average exercise price of $0.002 per share and a weighted-average remaining contract term of 4.91 years at June 30, 2018.

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for the three and six months ended June 30, 2018 and 2017, were de minimis.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 38,332 restricted shares of common stock to certain executives of the Company at a weighted-average grant-date fair value of $47.40. There were no outstanding unvested restricted shares of common stock as of June 30, 2018. There was no compensation expense recorded for these awards during the three or six months ended June 30, 2018. During the first quarter of 2017, the executive holding the restricted shares changed employment status to a consultant and the Company remeasured the awards and reduced stock-based compensation expense by $143. Compensation expense recorded for these awards for the three and six months ended June 30, 2017 was $(228) and $(371), respectively.

15. Segment Reporting

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

During the second quarter of 2018, the Company met the criteria to report a probable business sale in the U.K. Limited segment as a discontinued operation. On August 3, 2018, the Company completed the sale. See Note 16 “Subsequent Event” for further information. The Company no longer includes U.K. Limited as a reportable segment, and has restated all periods presented within these financial statements.

During the first quarter of 2018, the Company reorganized its United States business operations and realigned its United States reporting segments to correspond with the manner with which the Company’s chief operating decision maker evaluates operating performance and makes decisions as to the allocation of resources. As a result of this realignment, the Company’s CPI on Demand business operations have been moved from the U.S. Prepaid Debit segment into the U.S. Debit and Credit reporting segment, consistent with the other related personalization operations. Segment information for previous periods has been restated to conform with this realignment and current period presentation. The restatement of the segment information for the three- and six-month periods ended June 30, 2017 was not material.

As of June 30, 2018, the Company’s reportable segments were as follows:

    U.S. Debit and Credit,

    U.S. Prepaid Debit, and

    Other.

The Other category includes the Company’s corporate headquarters and a less significant operating segment that derives its revenue from the production of Financial Payment Cards and retail gift cards in Canada.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three and six months ended June 30, 2018 and 2017 were as follows:

	Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Debit and Credit	$43,843	$42,369	$80,991	$82,120
U.S. Prepaid Debit	15,427	12,258	30,938	21,757
Other	2,980	3,226	5,679	5,729
Intersegment eliminations	(796)	(3,017)	(1,297)	(4,349)
Total	$61,454	$54,836	$116,311	$105,257

	EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S. Debit and Credit	$9,933	$7,943	$15,651	$15,346
U.S. Prepaid Debit	4,687	3,636	9,506	5,649
Other	(7,463)	(6,366)	(15,247)	(13,338)
Total	$7,157	$5,213	$9,910	$7,657

The following table provides a reconciliation of total segment EBITDA from continuing operations to net loss for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total segment EBITDA from continuing operations	$7,157	$5,213	$9,910	$7,657
Interest, net	(5,586)	(5,165)	(11,092)	(10,228)
Income tax benefit	2,593	1,014	4,578	3,371
Depreciation and amortization	(4,966)	(4,335)	(9,876)	(8,670)
Net (loss) income from discontinued operation	(15,907)	1,112	(17,521)	1,202
Net loss	$(16,709)	$(2,161)	$(24,001)	$(6,668)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017

U.S. Debit and Credit	$162,554	$164,397
U.S. Prepaid Debit	34,352	33,130
Other	10,677	15,827
Total assets - reportable segments	207,583	213,354
Assets of discontinued operation	8,016	20,651
Total assets	$215,599	$234,005

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

U.S.	$2,191	$2,775	$3,773	$5,050
Canada	44	51	46	123
Total plant, equipment and leasehold improvement additions	$2,235	$2,826	$3,819	$5,173

Net Sales to Geographic Locations

Net sales to geographic locations for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

U.S.	$58,643	$52,339	$111,726	$100,150
Other (a)	2,811	2,497	4,585	5,107
Total net sales	$61,454	$54,836	$116,311	$105,257

(a)    Amounts in Other include sales to various countries that individually are not material.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017

U.S.	$124,402	$130,768
Canada	551	911
Total long-lived assets	$124,953	$131,679

Net Sales by Products and Services

Net sales from products and services sold by the Company for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Products net sales (a)	$31,494	$26,640	$56,238	$52,866
Services net sales (b)	29,960	28,196	60,073	52,391
Total net sales	$61,454	$54,836	$116,311	$105,257

(a)   “Products” net sales include the design and production of Financial Payment Cards in contact-EMV®, Dual-Interface EMV®, contactless and magnetic stripe card formats. The Company also generates “Products” revenue from the sale of Card@Once® instant issuance systems, private label credit cards and retail gift cards.

(b)   “Services” net sales include revenue from the personalization and fulfillment of Financial Payment Cards, providing tamper-evident security packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. The Company also generates “Services” revenue from personalizing retail gift cards (primarily in Canada) and from click-fees generated from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images.

16. Subsequent Event

On August 3, 2018, the Company completed the sale of its United Kingdom facilities that comprised the U.K. Limited reporting segment, which is reported as a discontinued operation in these financial statements. The Company sold all of the outstanding shares of CPI U.K. Limited to an affiliate of SEA Equity Limited, a private investment firm focused in the United Kingdom and Europe. See Note 3 for further information and financial statement impact from the discontinued operation.

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

Overview

We are engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which we define as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express, Discover and Interac (in Canada)) in the United States and Canada. We also are engaged in the design, production, data personalization, packaging and fulfillment of retail gift and loyalty cards (primarily in Canada).

As a producer and provider of services for Financial Payment Cards, each of our secure facilities must be certified by one or more of the Payment Card Brands and is therefore subject to specific requirements and conditions. Noncompliance with these requirements would prohibit the individual facilities from producing Financial Payment Cards for these entities’ payment card issuers.

During the second quarter of 2018, we met the criteria to report a probable business sale in the U.K. Limited segment as a discontinued operation. The financial position, results of operations and cash flows have been restated for all periods to conform with discontinued operations presentation. Unless otherwise indicated, information in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

The major line items constituting the (loss) income of the discontinued operation for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total net sales	$4,587	$11,010	$8,799	$16,597
Total cost of sales	4,300	8,391	8,498	12,530
Selling, general and administrative	1,446	1,373	3,066	2,716
Impairments	7,615	—	7,615	—
Other expense (income), net	21	(31)	29	(85)
Pretax (loss) income from discontinued operation	(8,795)	1,277	(10,409)	1,436
Pretax loss on discontinued operation classification	(7,244)	—	(7,244)	—
Total pretax (loss) income on discontinued operation	(16,039)	1,277	(17,653)	1,436
Income tax benefit (expense)	132	(165)	132	(234)
Net (loss) income from discontinued operation	$(15,907)	$1,112	$(17,521)	$1,202

U.K. Limited incurred a pre-tax loss from operations of $1.2 million and $2.8 million for the three and six months ended June 30, 2018, respectively, due primarily to the softness in our U.K. Limited retail sector and a decline in sales relating to certain customers. Additionally, we recorded impairment charges of $7.6 million associated with goodwill and customer relationship intangible assets, and recorded a $7.2 million loss on the discontinued operation classification.

During February 2018, we made the decision to consolidate three personalization operations in the United States into two facilities to better enable us to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, we accelerated the depreciation of certain related assets, which totaled $1.3 million for the three months ended June 30, 2018 and $2.1 million for the six months ended June 30, 2018, and recorded severance charges of $0.2 million, and $0.6 million for these same respective time periods.

We recorded a lease termination charge of $0.4 million in the three months ended June 30, 2018. The charges were recorded in our U.S. Debit and Credit segment.

Results of Continuing Operations

The following table presents the components of our condensed consolidated statements of continuing operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net sales:
Products	$31,494	$26,640	$56,238	$52,866
Services	29,960	28,196	60,073	52,391
Total net sales	61,454	54,836	116,311	105,257
Cost of sales	41,579	38,170	82,009	73,943
Gross profit	19,875	16,666	34,302	31,314
Operating expenses	17,221	15,945	34,011	32,505
Income (loss) from operations	2,654	721	291	(1,191)
Other expense, net:
Interest, net	(5,586)	(5,165)	(11,092)	(10,228)
Foreign exchange (loss) gain	(466)	153	(264)	172
Other income, net	3	4	7	6
Loss from continuing operations before taxes	(3,395)	(4,287)	(11,058)	(11,241)
Income tax benefit	2,593	1,014	4,578	3,371
Net loss from continuing operations	$(802)	$(3,273)	$(6,480)	$(7,870)

Segment Discussion

During the first quarter of 2018, the Company reorganized its United States business operations and realigned its United States reporting segments to correspond with the manner with which the Company’s chief operating decision maker evaluates operating performance and makes decisions as to the allocation of resources. As a result of this realignment, the Company’s CPI on Demand business operations have been moved from the U.S. Prepaid Debit segment into the U.S. Debit and Credit reporting segment, consistent with the other related personalization operations. Segment information for previous periods has been restated to conform with this realignment and current year presentation. The restatement of the segment information for the three- and six-month periods ended June 30, 2017 was not material.

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017

Net Sales

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$43,843	$42,369	$1,474	3.5%
U.S. Prepaid Debit	15,427	12,258	3,169	25.9%
Other	2,980	3,226	(246)	(7.6)%
Eliminations	(796)	(3,017)	2,221	* %
Total	$61,454	$54,836	$6,618	12.1%

* Not meaningful

Net sales for the three months ended June 30, 2018 increased $6.6 million, or 12.1%, to $61.5 million compared to $54.8 million for the three months ended June 30, 2017.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended June 30, 2018 increased $1.5 million, or 3.5%, to $43.8 million compared to $42.4 million for the three months ended June 30, 2017. The increase in net sales was primarily due to an approximate $4.0 million increase in revenue from our emerging products and solutions, including Card@Once® and metal cards, partially offset by a $2.5 million decrease in Non-EMV and other sales, card personalization and fulfillment, and EMV® card revenues due to lower average selling prices (“ASP”).

For the three months ended June 30, 2018, we sold 19.1 million EMV® cards at an ASP of $0.82, compared to 18.8 million EMV® cards at an ASP of $0.86 for the three months ended June 30, 2017. The decrease in ASP during the three months ended June 30, 2018 compared to 2017 was due to lower pricing across our customer base and our customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended June 30, 2018 increased $3.2 million, or 25.9%, to $15.4 million compared to $12.3 million for the three months ended June 30, 2017. The increase was the result of additional sales volumes from a new portfolio win with an existing customer, along with timing of certain customer sales.

Other:

Other net sales were $3.0 million for the three months ended June 30, 2018 compared to $3.2 million for the three months ended June 30, 2017.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$13,856	31.6%	$12,089	28.5%	$1,767	14.6%
U.S. Prepaid Debit	5,305	34.4%	4,012	32.7%	1,293	32.2%
Other	714	24.0%	565	17.5%	149	* %
Total	$19,875	32.3%	$16,666	30.4%	$3,209	19.3%

* Not meaningful; see Other category description in Note 15.

Gross profit for the three months ended June 30, 2018 increased $3.2 million, or 19.3%, to $19.9 million compared to $16.7 million for the three months ended June 30, 2017. Gross profit margin for the three months ended June 30, 2018 increased to 32.3% compared to 30.4% for the three months ended June 30, 2017.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended June 30, 2018 increased $1.8 million, or 14.6%, to $13.9 million compared to $12.1 million during the three months ended June 30, 2017. The increase in gross profit for U.S. Debit and Credit was driven primarily by a more profitable sales mix, the increase in net sales and higher overhead cost absorption, partially offset by the acceleration of approximately $1.3 million of depreciation expense relating to the consolidation of our personalization operations. Gross profit margin for U.S. Debit and Credit for the three months ended June 30, 2018 increased to 31.6% compared to 28.5% for the same period in the prior year due to sales mix, higher overhead cost absorption attributed to increased sales, partially offset by the acceleration of depreciation expense.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended June 30, 2018 increased 32.2% to $5.3 million compared to $4.0 million for the three months ended June 30, 2017. Gross profit margin for U.S. Prepaid Debit for the three months ended June 30, 2018 increased to 34.4% compared to 32.7% for the three months ended June 30, 2017. The increase in gross profit and margin was attributed primarily to higher sales volumes and favorable overhead cost absorption.

Other:

Other gross profit was $0.7 million for the three months ended June 30, 2018 compared to $0.6 million for the three months ended June 30, 2017.

Operating Expenses

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$7,220	$6,535	$685	10.5%
U.S. Prepaid Debit	1,087	954	133	13.9%
Other	8,914	8,456	458	* %
Total	$17,221	$15,945	$1,276	8.0%

* Not meaningful

Operating expenses for the three months ended June 30, 2018 increased $1.3 million, or 8.0%, to $17.2 million compared to $15.9 million for the three months ended June 30, 2017.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses increased to $7.2 million in the three months ended June 30, 2018 compared to $6.5 million in the three months ended June 30, 2017 primarily due to charges relating to the consolidation of our personalization operations.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses increased $0.1 million, or 13.9%, primarily due to administrative expenses.

Other:

Other operating expenses during the three months ended June 30, 2018 increased $0.5 million compared to the three months ended June 30, 2017. The net increase primarily resulted from increased compensation costs of $1.4 million and consulting and marketing costs of $0.5 million, partially offset by decreased legal costs of $1.4 million.

Income from Operations and Operating Margin

	Three Months Ended June 30,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$6,636	15.1%	$5,554	13.1%	$1,082	19.5%
U.S. Prepaid Debit	4,218	27.3%	3,057	24.9%	1,161	38.0%
Other	(8,200)	* %	(7,890)	* %	(310)	* %
Total	$2,654	4.3%	$721	1.3%	$1,933	268.1%

* Not meaningful

Income from operations for the three months ended June 30, 2018 was $2.7 million compared to income from operations of $0.7 million for the three months ended June 30, 2017. The Company’s operating profit margin for the three months ended June 30, 2018 increased to 4.3% compared to an operating profit margin of 1.3% for the three months ended June 30, 2017.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended June 30, 2018 increased $1.1 million, or 19.5%, to $6.6 million compared to $5.6 million for the three months ended June 30, 2017 due primarily to higher sales volume and the resulting increased overhead cost absorption discussed above, in connection with sales mix. Operating margins for the three months ended June 30, 2018 increased to 15.1% compared to 13.1% for the three months ended June 30, 2017.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended June 30, 2018 increased 38.0% to $4.2 million compared to $3.1 million for the three months ended June 30, 2017 due to increased sales volumes and the resulting favorable overhead cost absorption discussed above. U.S. Prepaid Debit operating income margin for the three months ended June 30, 2018 increased to 27.3% from 24.9% for the same period in 2017.

Other:

The loss from operations in Other was $8.2 million for the three months ended June 30, 2018 compared to a loss from operations of $7.9 million for the same time period of 2017. The change in the loss from operations was attributable to higher operating expenses in the second quarter of 2018.

Interest, net:

Interest expense for the three months ended June 30, 2018 increased to $5.6 million compared to $5.2 million for the three months ended June 30, 2017. The additional interest expense resulted from a higher average interest rate on the First Lien Term Loan during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Income tax benefit:

During the three months ended June 30, 2018, there was an income tax benefit of $2.6 million on pre-tax loss of $3.4 million, compared with an income tax benefit of $1.0 million on pre-tax loss of $4.3 million for the three months ended June 30, 2017. In conjunction with the Tax Act, the U.S. federal tax rate reduced from 35.0% in 2017 to 21.0% in 2018. The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of a tax benefit recorded in the second quarter of 2018 in connection with the U.K. Limited discontinued operation. Partially offsetting the increased tax benefit in the second quarter of 2018 was the establishment of a partial valuation allowance on certain U.S. deferred tax assets.

Net loss:

During the three months ended June 30, 2018, net loss was $0.8 million, compared to a net loss of $3.3 million during the three months ended June 30, 2017. The change was primarily due to more profitable sales mix, higher sales volumes and improved resulting gross margin, offset by lower pricing and higher operating expenses as described above.

Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017

Net Sales

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$80,991	$82,120	$(1,129)	(1.4)%
U.S. Prepaid Debit	30,938	21,757	9,181	42.2%
Other	5,679	5,729	(50)	(0.9)%
Eliminations	(1,297)	(4,349)	3,052	* %
Total	$116,311	$105,257	$11,054	10.5%

* Not meaningful

Net sales for the six months ended June 30, 2018 increased $11.1 million, or 10.5%, to $116.3 million compared to $105.3 million for the six months ended June 30, 2017.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the six months ended June 30, 2018 decreased $1.1 million, or 1.4%, to $81.0 million compared to $82.1 million for the six months ended June 30, 2017. The decrease in net sales was primarily due to a $6.3 million decrease in EMV® card revenue, non-EMV and other sales and card personalization and fulfillment. These decreases were partially offset by a $5.2 million increase in revenue from our emerging products and solutions, including Card@Once® and metal cards.

For the six months ended June 30, 2018, we sold 35.9 million EMV® cards at an ASP of $0.81 compared to 37.1 million EMV® cards at an ASP of $0.85 for the six months ended June 30, 2017. The decrease in ASP during the six months ended June 30, 2018 compared to 2017 was due to lower pricing across our customer base and our customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the six months ended June 30, 2018 increased $9.2 million, or 42.2%, to $30.9 million compared to $21.8 million for the six months ended June 30, 2017. The increase was the result of additional sales volumes predominately from new portfolio wins with two existing customers.

Other:

Other net sales were $5.7 million for both the six months ended June 30, 2018 and 2017.

Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$22,340	27.6%	$23,599	28.7%	$(1,259)	(5.3)%
U.S. Prepaid Debit	10,673	34.5%	6,555	30.1%	4,118	62.8%
Other	1,289	22.7%	1,160	20.2%	129	* %
Total	$34,302	29.5%	$31,314	29.8%	$2,988	9.5%

* Not meaningful

Gross profit for the six months ended June 30, 2018 increased $3.0 million, or 9.5%, to $34.3 million compared to $31.3 million for the six months ended June 30, 2017. Gross profit margin for the six months ended June 30, 2018 decreased to 29.5% compared to 29.8% for the six months ended June 30, 2017.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the six months ended June 30, 2018 decreased $1.3 million, or 5.3%, to $22.3 million compared to $23.6 million during the six months ended June 30, 2017. The decrease in gross profit for U.S. Debit and Credit was driven by the acceleration of depreciation expense relating to the consolidation of our personalization operations of $2.1 million, partially offset by higher margin on sales mix. Gross profit margin for U.S. Debit and Credit for the six months ended June 30, 2018 decreased to 27.6% compared to 28.7% for the same period in the prior year due to the acceleration of depreciation expense.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the six months ended June 30, 2018 increased 62.8% to $10.7 million compared to $6.6 million for the six months ended June 30, 2017. Gross profit margin for U.S. Prepaid Debit for the six months ended June 30, 2018 increased to 34.5% compared to 30.1% for the six months ended June 30, 2017. The increase in gross profit and margin was attributed primarily to higher sales volumes and favorable overhead cost absorption.

Other:

Other gross profit was $1.3 million for the six months ended June 30, 2018 compared to $1.2 million for the six months ended June 30, 2017.

Operating Expenses

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$13,182	$13,025	$157	1.2%
U.S. Prepaid Debit	2,129	2,062	67	3.2%
Other	18,700	17,418	1,282	* %
Total	$34,011	$32,505	$1,506	4.6%

* Not meaningful

Operating expenses for the six months ended June 30, 2018 increased $1.5 million, or 4.6%, to $34.0 million compared to $32.5 million for the six months ended June 30, 2017.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses increased to $13.2 million in the six months ended June 30, 2018 compared to $13.0 million in the six months ended June 30, 2017 primarily due to charges relating to the consolidation of our personalization operations, offset partially by cost reduction efforts.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses increased $0.1 million, or 3.2%, primarily due to administrative expenses.

Other:

Other operating expenses during the six months ended June 30, 2018 increased $1.3 million compared to the six months ended June 30, 2017. The net increase primarily resulted from higher compensation costs of $1.7 million, increased consulting and other administrative costs of $0.8 million, partially offset by a decrease in legal costs of $1.2 million.

Income from Operations and Operating Margin

	Six Months Ended June 30,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations by segment:
U.S. Debit and Credit	$9,158	11.3%	$10,574	12.9%	$(1,416)	(13.4)%
U.S. Prepaid Debit	8,543	27.6%	4,492	20.6%	4,051	90.2%
Other	(17,410)	* %	(16,257)	* %	(1,153)	* %
Total	$291	0.3%	$(1,191)	(1.1)%	$1,482	(124.4)%

* Not meaningful

Income from operations for the six months ended June 30, 2018 was $0.3 million compared to a loss from operations of $1.2 million for the six months ended June 30, 2017. The Company’s operating profit margin for the six months ended June 30, 2018 increased to 0.3% compared to an operating loss margin of 1.1% for the six months ended June 30, 2017.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the six months ended June 30, 2018 decreased $1.4 million, or 13.4%, to $9.2 million compared to $10.6 million for the six months ended June 30, 2017 due primarily to the acceleration of depreciation expense relating to the consolidation of our personalization operations, in addition to lower sales volume. Operating margins for the six months ended June 30, 2018 decreased to 11.3% compared to 12.9% for the six months ended June 30, 2017.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the six months ended June 30, 2018 increased 90.2% to $8.5 million compared to $4.5 million for the six months ended June 30, 2017 due to increased sales volumes and the resulting favorable overhead cost absorption discussed above. U.S. Prepaid Debit operating income margin for the six months ended June 30, 2018 increased to 27.6% from 20.6% for the same period in 2017.

Other:

The loss from operations in Other was $17.4 million for the six months ended June 30, 2018 compared to a loss from operations of $16.3 million for the same time period of 2017. The comparatively larger operating loss was attributable to higher operating expenses in the first half of 2018.

Interest, net:

Interest expense for the six months ended June 30, 2018 increased to $11.1 million compared to $10.2 million for the six months ended June 30, 2017. The additional interest expense resulted from a higher average interest rate on the First Lien Term Loan during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Income tax benefit:

During the six months ended June 30, 2018, there was an income tax benefit of $4.6 million on pre-tax loss of $11.1 million, compared with an income tax benefit of $3.4 million on pre-tax loss of $11.2 million for the six months ended June 30, 2017. In conjunction with the Tax Act, the U.S. federal tax rate reduced from 35.0% in 2017 to 21.0% in 2018. The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of a tax benefit recorded in the second quarter of 2018 in connection with the U.K. Limited discontinued operation. Partially offsetting the increased tax benefit in the second quarter of 2018 was the establishment of a partial valuation allowance on certain U.S. deferred tax assets.

Net loss:

During the six months ended June 30, 2018, net loss was $6.5 million, compared to a net loss of $7.9 million during the six months ended June 30, 2017. The change was due to higher sales and profit, partially offset by interest expense, and increased operating expenses including costs incurred for the consolidation of our personalization operations.

Liquidity and Capital Resources

At June 30, 2018, we had $17.8 million of cash and cash equivalents. Of this amount, $1.7 million was held in accounts outside of the United States.

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

At June 30, 2018, there was $312.5 million outstanding under the First Lien Term Loan, and we had a $40.0 million Revolving Credit Facility, of which $20.0 million is available for borrowing. Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The First Lien Term Loan and Revolving Credit Facility mature on August 17, 2022 and August 17, 2020, respectively.

Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%. As of June 30, 2018, the interest rate on our First Lien Term Loan was 6.36%.

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets and affiliate transactions. As of June 30, 2018, we were in compliance with all covenants under the First Lien Credit Facility. We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. As of June 30, 2018, we did not expect to have a required excess cash flow payment related to 2018.

Operating Activities – Continuing Operations

Cash used in operating activities – continuing operations for the six months ended June 30, 2018 was $1.4 million compared to $7.4 million during the six months ended June 30, 2017. The year over year fluctuation was due primarily to working capital cash flow increases, including income taxes and accrued expenses.  Cash inflows from tax refunds of $1.5 million were received during the six months ended June 30, 2018.

Investing Activities – Continuing Operations

Cash used in investing activities – continuing operations for the six months ended June 30, 2018 of $2.1 million was lower than the comparative $4.3 million during the six months ended June 30, 2017. Cash used in investing activities – continuing operations during both periods was related to capital expenditures. In the current year period, capital leases were executed for the acquisition of certain machinery and equipment totaling $0.8 million.

Financing Activities

During the six months ended June 30, 2018, cash used in financing activities was $0.3 million and related to principal payments on capital lease obligations.

Cash used in financing activities during the six months ended June 30, 2017 was $5.4 million and primarily related to dividend payments of $5.0 million. The Company discontinued its quarterly dividend program during August 2017.

Contractual Obligations

During the six months ended June 30, 2018, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2018.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2017, for which there were no material changes as of June 30, 2018, included:

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

For periods after January 1, 2018, we account for our revenues as follows:

Products Revenue

“Products” revenue is recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” revenue are manufactured Financial Payment Cards, including in contact-EMV®, Dual-Interface EMV®, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” revenue, and their associated revenues are recognized at the time of shipping.

Services Revenue

Revenue is recognized for “Services” as the services are performed. Items included in “Services” revenue include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2018, there have been no material changes in market risk for key input prices, labor and benefits costs or interest rate risk from those included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASU 2014-09, Revenue from Contracts with Customers. We developed new accounting policies based on the revenue recognition standard, and implemented changes to our processes related to revenue recognition and the related control activities. Other than as it relates to ASU 2014-09, there has been no change in the Company’s internal control over financial reporting during 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – Other Information

Item 1. Legal Proceedings

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.) (the “Class Action”)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc. in the United States District Court for the Southern District of New York (the “Court”) against CPI, certain of its former officers and current and former directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, assert claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and seek, among other things, damages and costs. In particular, the complaints allege that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard and VISA chip cards (collectively, “EMV® cards”) during the first half of fiscal year 2015 and resulting EMV® card inventory levels: and (ii) capacity to purchase additional EMV® cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints allege that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

On August 30, 2016, the Court consolidated the Vance and Chipman actions and appointed lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act (the “PSLRA”). On October 17, 2016, lead plaintiff filed a consolidated amended complaint, asserting the same claims for violations of §§11 and 15 of the Securities Act. The amended complaint is based principally on the same theories as the original complaints, but adds allegations that the Registration Statement contained inadequate risk disclosures and failed to disclose (i) small and mid-size issuers’ slower-than-anticipated conversion to EMV® technology and (ii) increased pricing pressure and competition CPI faced in the EMV® market.

On November 16, 2016, the Company filed a motion to dismiss the amended complaint, which was denied by the Court on October 30, 2017. On January 12, 2018, the Company filed an answer to the amended complaint. On March 23, 2018, lead plaintiff filed his motion for class certification.  On June 11, 2018, the Company filed an opposition to lead plaintiff’s motion for class certification.

On July 31, 2018, the parties notified the Court that they had reached an agreement in principle to settle the Class Action. The agreement in principle is subject to confirmatory discovery by the plaintiff, execution of a definitive settlement agreement and supporting documentation and final approval by the Court.

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

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al. (2 cases)

First case.  On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado. The complaint asserts that MPS ultrasecure gift card packages sold to at least one customer infringe a Company patent on ultrasecure gift card packages. MPS has answered the complaint and counterclaimed for invalidity and noninfringement. The Company’s preliminary injunction request was denied without prejudice after MPS represented that it had voluntarily ceased using the accused technology and will notify CPI before it re-starts. Discovery is underway. MPS’s early motion for summary judgment was denied in August 2017 and its motion to dismiss on jurisdictional grounds was denied in July 2018. The Company’s subsidiary CPI Card Group-Minnesota, Inc., has been added to the case as plaintiff. The Company’s patent will expire in 2028.

               In June 2017, MPS filed an Inter Partes Review (“IPR”) petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”). The PTAB instituted the IPR on January 9, 2018. The IPR is now fully briefed. A hearing is scheduled in October 2018, and the Company anticipates a decision by the PTAB by January 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

      None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

On August 3, 2018, we completed the sale of our three facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provide personalization, packaging and fulfillment services. The facilities sold included our Colchester, Liverpool and Derby locations. The transaction was structured as a sale of all of the outstanding shares of CPI Card Group – UK Limited, for total consideration of approximately $4.5 million, to an affiliate of SEA Equity Limited, a private investment firm focused on investments in companies in the United Kingdom and Europe. We expect to receive net cash proceeds of approximately $0.3 million after the repayment of liabilities associated with the United Kingdom facilities, excluding tax benefits related to the structure of the sale.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1*	Share Purchase Agreement, dated August 1, 2018, by and between CPI Card Group – Europe Limited, SEAFOX BIDCO Limited and CPI Acquisition, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish supplementally a copy of any of the omitted schedules and exhibits to the SEC on a confidential basis upon request.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

/s/ John Lowe
John Lowe
Chief Financial Officer

August 9, 2018