Form 10-Q
period 2018-09-30
CPI Card Group Inc.
filed 2018-11-07
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of October 26, 2018: 11,160,377

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,818	$23,205
Accounts receivable, net	51,373	32,531
Inventories	10,481	13,799
Prepaid expenses and other current assets	2,922	3,681
Income taxes receivable	6,736	8,208
Assets of discontinued operation	—	20,651
Total current assets	84,330	102,075
Plant, equipment and leasehold improvements, net	38,773	44,436
Intangible assets, net	36,601	40,093
Goodwill	47,150	47,150
Other assets	294	251
Total assets	$207,148	$234,005
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$15,328	$13,239
Accrued expenses	17,933	12,789
Income taxes payable	678	—
Deferred revenue and customer deposits	515	3,342
Liabilities of discontinued operation	—	5,669
Total current liabilities	34,454	35,039
Long-term debt	305,330	303,869
Deferred income taxes	6,540	12,168
Other long-term liabilities	3,163	2,503
Total liabilities	349,487	353,579
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,160,377 and 11,134,714 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	11	11
Capital deficiency	(112,422)	(113,081)
Accumulated loss	(28,686)	(1,366)
Accumulated other comprehensive loss	(1,242)	(5,138)
Total stockholders’ deficit	(142,339)	(119,574)
Total liabilities and stockholders’ deficit	$207,148	$234,005

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Dollars in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Products	$34,673	$26,777	$90,911	$79,644
Services	36,314	34,220	96,387	86,611
Total net sales	70,987	60,997	187,298	166,255
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	23,796	18,617	59,076	53,724
Services (exclusive of depreciation and amortization shown below)	21,214	20,297	60,991	53,710
Depreciation and amortization	2,669	2,639	9,620	8,063
Total cost of sales	47,679	41,553	129,687	115,497
Gross profit	23,308	19,444	57,611	50,758
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	17,033	14,541	48,119	43,801
Depreciation and amortization	1,588	1,533	4,513	4,779
Total operating expenses	18,621	16,074	52,632	48,580
Income from operations	4,687	3,370	4,979	2,178
Other expense, net:
Interest, net	(6,151)	(5,304)	(17,243)	(15,532)
Foreign currency gain (loss)	16	348	(248)	520
Other income, net	8	5	15	11
Total other expense, net	(6,127)	(4,951)	(17,476)	(15,001)
Loss from continuing operations before income taxes	(1,440)	(1,581)	(12,497)	(12,823)
Income tax benefit	355	783	4,933	4,154
Net loss from continuing operations	(1,085)	(798)	(7,564)	(8,669)
Net (loss) income from discontinued operation, net of tax (see Note 3)	(5,030)	63	(22,551)	1,266
Net loss	$(6,115)	$(735)	$(30,115)	$(7,403)

Basic and diluted loss per share:
Continuing operations	$(0.10)	$(0.07)	$(0.68)	$(0.78)
Discontinued operation	(0.45)	0.01	(2.02)	0.11
Net loss per share	$(0.55)	$(0.06)	$(2.70)	$(0.67)

Basic and diluted weighted-average shares outstanding	11,159,984	11,127,873	11,145,946	11,111,728

Dividends declared per common share	$—	$—	$—	$0.45

Comprehensive loss:
Net loss	$(6,115)	$(735)	$(30,115)	$(7,403)
Other comprehensive loss from discontinued operations	3,983	—	3,983	—
Currency translation adjustment	98	434	(87)	1,221
Total comprehensive loss	$(2,034)	$(301)	$(26,219)	$(6,182)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(30,115)	$(7,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operation	22,551	(1,266)
Depreciation and amortization expense	14,133	12,842
Stock-based compensation expense	741	1,367
Amortization of debt issuance costs and debt discount	1,461	1,461
Deferred income taxes	(6,169)	(863)
Other, net	165	(209)
Changes in operating assets and liabilities:
Accounts receivable	(13,016)	(10,309)
Inventories	(2,628)	1,498
Prepaid expenses and other assets	711	746
Income taxes	2,207	(4,470)
Accounts payable	2,108	2,460
Accrued expenses	4,725	(1,574)
Deferred revenue and customer deposits	230	1,188
Other liabilities	1,052	438
Cash used in operating activities - continuing operations	(1,844)	(4,094)
Cash used in operating activities - discontinued operation	(2,914)	(2,834)
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(5,028)	(6,289)
Cash used in investing activities - continuing operations	(5,028)	(6,289)
Cash used in investing activities - discontinued operation	(220)	(1,519)
Financing activities
Payments on capital lease obligations	(388)	—
Dividends paid on common stock	—	(7,537)
Taxes withheld and paid on stock-based compensation awards	—	(341)
Cash used in financing activities	(388)	(7,878)
Effect of exchange rates on cash	7	474
Net decrease in cash and cash equivalents	(10,387)	(22,140)
Cash and cash equivalents, beginning of period	23,205	36,955
Cash and cash equivalents, end of period	$12,818	$14,815
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$14,703	$13,719
Income taxes, net (refunds) payments	$(1,299)	$1,437
Capital lease obligations incurred for certain machinery and equipment leases	$821	$—
Accounts payable for acquisitions of plant, equipment and leasehold improvements	$171	$385

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

During February 2018, the Company made the decision to consolidate three personalization operations in the United States into two facilities to better enable the Company to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, the Company accelerated the depreciation of certain related assets, which totaled $266 for the three months ended September 30, 2018 and $2,398 for the nine months ended September 30, 2018.  The Company recorded severance charges of $552 and recorded lease termination charges of $432 in the nine months ended September 30, 2018. The charges were recorded in the U.S. Debit and Credit segment and primarily included in “Cost of sales” on the Condensed Consolidated Statement of Operations.

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

 On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provide personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The transaction was structured as a sale of all of the outstanding shares of CPI Card Group – UK Limited, for total consideration of approximately $4,500, to an affiliate of SEA Equity Limited, a private investment firm focused on investments in companies in the United Kingdom and Europe. The Company received net cash proceeds of $315 after the repayment of liabilities associated with the United Kingdom facilities, excluding tax benefits related to the structure of the sale.

The Company has reported the U.K. Limited reporting segment as discontinued operations and restated the comparative financial information for all periods presented in conformity with GAAP. Unless otherwise indicated, information in these notes to the unaudited condensed consolidated financial statements relate to continuing operations. See Note 3 “Discontinued Operation” for further information.

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

Foreign Currency Translation

The change in the balance of "accumulated other comprehensive loss" on the balance sheet was comprised of the following:

Foreign Currency Translation
Balance at December 31, 2017	(5,138)
Amount released to loss from discontinued operations	3,983
Change in foreign currency translation	(87)
Balance at September 30, 2018	(1,242)

Adoption of New Accounting Standard

As of January 1, 2018, the Company adopted Accounting Standards Update Codification ASC 606, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires an entity to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied ASC 606 as of January 1, 2018 to all its contracts using the modified retrospective method and recognized the cumulative effect of adoption as an adjustment to the opening balance of “Accumulated loss” on the Condensed Consolidated Balance Sheet. Under the new guidance, the Company recognizes certain performance obligations over time as the goods are produced, since those products provide value to only a specified customer, have no alternative use and the Company has the right to payment for work completed on such items. This accelerates the timing of revenue recognition for these arrangements, as revenue is recognized as goods are produced rather than upon shipment or delivery of goods. In addition, as a result of adopting the new guidance, the Company has recorded decreases to deferred revenue, and work in process and finished goods inventories, and an increase to accounts receivable. These changes are reflected in the adoption adjustments table below. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

See Note 2 “Revenue” for revenue recognition timing and methodology under ASC 606.

The cumulative effects of the adjustments made to the Company’s January 1, 2018 Condensed Consolidated Balance Sheet upon adoption of ASC 606 were as follows:

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

In accordance with ASC 606, the impact on the Company’s Condensed Consolidated Balance Sheet and Statement of Operations and Comprehensive Loss was as follows:

			Balances
	As Reported		Without
	September 30,		Adoption of
Balance Sheet	2018	Adjustments	ASC 606
Assets:
Accounts receivable, net	$51,373	$(7,726)	$43,647
Inventories	10,481	8,735	19,216

Liabilities:
Deferred revenue and customer deposits	515	2,258	2,773
Deferred income taxes	6,540	(479)	6,061

Stockholders' deficit:
Accumulated loss	(28,686)	(770)	(29,456)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
			Balances			Balances
	As Reported		Without	As Reported		Without
Statement of Operations and	September 30,		Adoption of	September 30,		Adoption of
Comprehensive Loss	2018	Adjustments	ASU 2014-09	2018	Adjustments	ASC 606
Net sales:
Products	$34,673	$(2,219)	$32,454	$90,911	$(2,874)	$88,037
Services	36,314	1,517	37,831	96,387	1,152	97,539
Cost of sales:
Products (exclusive of depreciation and amortization)	23,796	(2,139)	21,657	59,076	(3,056)	56,020
Services (exclusive of depreciation and amortization)	21,214	789	22,003	60,991	720	61,711

Gross profit	23,308	648	23,956	57,611	614	58,225

Income tax benefit (expense)	355	(136)	219	4,933	(129)	4,804

Net loss from continuing operations	(1,085)	512	(573)	(7,564)	485	(7,079)
Net loss from discontinued operation, net of tax	(5,030)	176	(4,854)	(22,551)	157	(22,394)

During 2017, the Company early adopted ASU 2017-04,  Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in conjunction with its annual impairment testing effective October 1, 2017. In accordance with ASU 2017-04, an entity is required to perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 (the Company’s fiscal year 2019) with early adoption permitted. The new guidance requires the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements. The guidance required a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company is considering the method of transition upon adoption of this guidance. The Company is in the process of assessing the impact of ASU 2016-02 on its results of operations, financial position and consolidated financial statements.

2. Revenue

The Company disaggregates its revenue by major source as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Products	Services	Total	Products	Services	Total
U.S. Debit and Credit	$34,176	$13,826	$48,002	$88,340	$40,652	$128,992
U.S. Prepaid Debit	—	21,190	21,190	—	52,128	52,128
Other	549	1,371	1,920	3,549	4,050	7,599
Intersegment eliminations	(52)	(73)	(125)	(978)	(443)	(1,421)
Total	$34,673	$36,314	$70,987	$90,911	$96,387	$187,298

For periods after January 1, 2018, the Company accounts for its revenue as follows:

Products Revenue

“Products” revenue is recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” revenue are manufactured Financial Payment Cards, including in contact-EMV, Dual-Interface EMV®, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” revenue, and their associated revenues are recognized at the time of shipping.

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

Customer Contracts

The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. The contract term as defined by ASU 2014-09 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

3. Discontinued Operation

On August 3, 2018, the Company completed the sale of its United Kingdom facilities that comprised the U.K. Limited reporting segment. The Company did not retain significant continuing involvement with the discontinued operation subsequent to the disposal. In connection with the sale, the Company performed a goodwill impairment test and recorded a charge of $6,366 in the second quarter of 2018.  The impairment was a result of continued market softness in the U.K. Limited segment, resulting in lower sales and margins and an expected sales price below the carrying value of the segment. The Company also recorded an impairment charge of $1,249 to customer relationship intangible assets related to the U.K. Limited segment in the second quarter of 2018.

The Company recorded a $7,248 loss on sale of U.K Limited for the nine months ended September 30, 2018.  In connection with the substantial liquidation of the foreign entity, the Company released the related cumulative translation adjustment from accumulated other comprehensive loss into loss from discontinued operations.  This adjustment was $3,983 and is included in other expense (income), net in the schedule below.

As of December 31, 2017, the carrying amounts of the major classes of assets and liabilities of the discontinued operation were as follows:

December 31, 2017

Assets:
Accounts receivable	$5,006
Inventories	2,438
Other assets	506
Plant, equipment and leasehold improvements	4,864
Intangible assets	1,379
Goodwill	6,458
Total assets of discontinued operation	20,651

Liabilities:
Accounts payable	3,307
Other current liabilities	1,866
Other long-term liabilities	496
Total liabilities of discontinued operation	$5,669

The major line items constituting the (loss) income of the discontinued operation for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total net sales	$1,943	$7,047	$10,741	$23,644
Total cost of sales	1,721	5,514	10,221	18,045
Selling, general and administrative	1,238	1,406	4,303	4,122
Impairments	-	—	7,615
Other expense (income), net	4,009	35	4,038	(50)
Pretax (loss) income from discontinued operation	(5,025)	92	(15,436)	1,527
Pretax loss on sale of discontinued operation	(5)	—	(7,248)	—
Total pretax (loss) income on discontinued operation	(5,030)	92	(22,684)	1,527
Income tax benefit (expense)	-	(29)	133	(261)
Net (loss) income from discontinued operation	$(5,030)	$63	$(22,551)	$1,266

4. Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2018	December 31, 2017

Trade accounts receivable	$43,862	$32,579
Unbilled accounts receivable	7,747	—
	51,609	32,579
Less allowance for doubtful accounts	(236)	(48)
	$51,373	$32,531

5.  Inventories

Inventories are summarized below:

	September 30, 2018	December 31, 2017

Raw materials	$8,453	$5,718
Work-in-process	—	5,107
Finished goods	2,028	2,974
	$10,481	$13,799

6. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

	September 30, 2018	December 31, 2017

Machinery and equipment	$59,589	$58,595
Machinery and equipment under capital leases	821	—
Furniture, fixtures and computer equipment	6,936	6,288
Leasehold improvements	19,372	19,601
Construction in progress	3,320	1,512
	90,038	85,996
Less accumulated depreciation	(51,265)	(41,560)
	$38,773	$44,436

Depreciation of plant, equipment and leasehold improvements, including depreciation of assets under capital leases, was $3,093 and $3,000 for the three months ended September 30, 2018 and 2017, respectively, and $10,641 and $9,327 for the nine months ended September 30, 2018 and 2017, respectively.

7. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in its U.S. Debit and Credit segment at September 30, 2018 and December 31, 2017.

Intangible assets consist of customer relationships, technology and software, non-compete agreements and trademarks. Intangible amortization expense was $1,164 and $1,172 for the three months ended September 30, 2018 and 2017, respectively, and $3,492 and $3,515 for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018 and December 31, 2017, intangible assets, excluding goodwill, were comprised of the following:

				September 30, 2018			December 31, 2017
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$55,454	$(24,768)	$30,686	$55,454	$(22,311)	$33,143
Technology and software	7	to	10	7,101	(3,793)	3,308	7,101	(3,095)	4,006
Trademarks	7.5	to	10	3,330	(779)	2,551	3,330	(487)	2,843
Non-compete agreements	5	to	8	491	(435)	56	491	(390)	101
Intangible assets subject to amortization				$66,376	$(29,775)	$36,601	$66,376	$(26,283)	$40,093

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of September 30, 2018 was as follows:

2018 (remaining 3 months)	$1,164
2019	4,635
2020	4,595
2021	4,352
2022	3,867
Thereafter	17,988
$36,601

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

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Condensed Consolidated Balance Sheets were as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at September 30, 2018
	September 30,	September 30,	(Using Fair Value Hierarchy)
	2018	2018	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$196,875	$—	$196,875	$—

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2017
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2017	2017	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$228,125	$—	$228,125	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 9 “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

Nonrecurring fair value measurements include the Company’s goodwill and intangible asset impairments recognized during the second quarter of 2018 as determined based on unobservable Level 3 inputs. Refer to Note 3 “Discontinued Operation.”

9. Long-Term Debt and Credit Facility

At September 30, 2018 and December 31, 2017, long-term debt and credit facilities consisted of the following:

	Interest	September 30,	December 31,
	Rate (1)	2018	2017
First Lien Term Loan (1)	7.02%	$312,500	$312,500
Unamortized discount		(2,616)	(3,122)
Unamortized deferred financing costs		(4,554)	(5,509)
Long-term debt		$305,330	$303,869

(1)   Interest rate at September 30, 2018.  Interest rate at December 31, 2017 was 5.96%.

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times trailing twelve month Adjusted EBITDA, as defined in the agreement. As of September 30, 2018, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. As of September 30, 2018, the Company did not expect to have a required excess cash flow payment related to 2018.

At September 30, 2018, the Company did not have any outstanding amounts under the Revolving Credit Facility and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of September 30, 2018 and December 31, 2017, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines. The Company recorded accrued interest of $5,058 and $4,296 within “Accrued expenses” on the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

10. Income Taxes – Continuing Operations

During the three months ended September 30, 2018, the Company recognized an income tax benefit of $355 on a pre-tax loss of $1,440, representing an effective income tax rate of 24.7%, compared to an income tax benefit of $783 on a pre-tax loss of $1,581, representing an effective tax rate of 49.5% during the three months ended September 30, 2017. During the nine months ended September 30, 2018, the Company recognized an income tax benefit of $4,933 on a pre-tax loss of $12,497, representing an effective income tax rate of 39.5%, compared to an income tax benefit of $4,154 on a pre-tax loss of $12,823, representing an effective tax rate of 32.4% during the nine months ended September 30, 2017. On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation ( the “Tax Act”). In conjunction with the Tax Act, the U.S. federal tax rate reduced from 35.0% in 2017 to 21.0% in 2018.

The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of a tax benefit of $3,465 recorded in connection with the U.K. Limited sale in 2018. Partially offsetting the increased tax benefit was the establishment of a partial valuation allowance on certain U.S. deferred tax assets due to the limitation on the deductibility of business interest expense, and an unrecognized tax benefit of $729 related to state income tax matters, which is recorded as a long term payable in the Condensed Consolidated Balance Sheet.

The Company received a proposed determination regarding a previously unrecognized tax benefit related to state income tax matters. Based on this proposal, during the first quarter of 2018, the Company reclassed the $678 balance to “Income taxes payable,” in the Condensed Consolidated Balance Sheet, as the Company expects to pay the balance within the next 12 months.

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

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company has determined there is no tax liability on foreign unremitted earnings due to a net earnings and profits (“E&P”) deficit on accumulated post-1986 deferred foreign income. Therefore, as of September 30, 2018, the Company has not accrued any amount of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings going back to 1986.

11. Stockholders’ Deficit

During the nine months ended September 30, 2017, the Company paid dividends of $7,537, representing $0.45 per share. During August 2017, the Company discontinued its quarterly dividend of $0.225 per share.

12. Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss from continuing operations	$(1,085)	$(798)	$(7,564)	$(8,669)
Net (loss) income from discontinued operation	(5,030)	63	(22,551)	1,266
Net loss	$(6,115)	$(735)	$(30,115)	$(7,403)
Denominator:
Basic and diluted weighted-average common shares outstanding	11,159,984	11,127,873	11,145,946	11,111,728
Basic and diluted loss per share:
Continuing operations	$(0.10)	$(0.07)	$(0.68)	$(0.78)
Discontinued operation	(0.45)	0.01	(2.02)	0.11
Net loss per share	$(0.55)	$(0.06)	$(2.70)	$(0.67)

The Company reported a net loss for the three and nine months ended September 30, 2018 and 2017. Accordingly, the potentially dilutive effect of 666,101 and 953,042 stock options and 68,811 and 52,664 restricted stock units were excluded from the computation of diluted earnings per share as of September 30, 2018 and 2017, respectively, as their inclusion would be anti-dilutive.

13. Commitments and Contingencies

Commitments

The Company incurred rent expense under non-cancellable operating leases of $887 and $896 for the three months ended September 30, 2018 and 2017, respectively, and $2,663 and $2,666 for the nine months ended September 30, 2018 and 2017, respectively. During the first quarter of 2018, the Company leased certain machinery and equipment under capital lease obligations, which consisted of the following at September 30, 2018:

September 30,
2018
Machinery and equipment	$711
Less current portion of capital lease obligations	(147)
Total long-term capital lease obligations	$564

In its Condensed Consolidated Balance Sheet at September 30, 2018, the Company has recorded the current portion of capital lease obligations in “Accrued expenses” and the long-term capital lease obligations in “Other long-term liabilities”.

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

On August 30, 2016, the Court consolidated the Vance and Chipman actions and appointed lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. On October 17, 2016, lead plaintiff filed a consolidated amended complaint, asserting the same claims for violations of §§11 and 15 of the Securities Act. The amended complaint is based principally on the same theories as the original complaints, but adds allegations that the Registration Statement contained inadequate risk disclosures and failed to disclose (i) small and mid-size issuers’ slower-than-anticipated conversion to EMV® technology and (ii) increased pricing pressure and competition CPI faced in the EMV® market.

On November 16, 2016, the Company filed a motion to dismiss the amended complaint, which was denied by the Court on October 30, 2017. On January 12, 2018, the Company filed an answer to the amended complaint. On March 23, 2018, lead plaintiff filed his motion for class certification. On June 11, 2018, the Company filed an opposition to lead plaintiff’s motion for class certification.

On July 31, 2018, the parties notified the Court that they had reached an agreement in principle to settle the Class Action.  On September 21, 2018, the parties executed a stipulation and agreement of settlement (“Stipulation”) and lead plaintiff filed with the Court his unopposed motion for authorization to notify the settlement class of the proposed settlement.  On October 1, 2018, the Court provisionally denied lead plaintiff’s motion without prejudice to renew subject to certain revisions to the proposed form of class notice.  On October 15, 2018, lead plaintiff filed a renewed unopposed motion for authorization to notify the class of the proposed settlement and to schedule a hearing, with an amended proposed form of notice. On October 22, 2018, the Court granted lead plaintiff’s renewed motion and approved amended form of notice to the class of the proposed settlement.  The Court scheduled the settlement hearing for February 5, 2019.

The Company had a liability recorded as of September 30, 2018, which is not material to the financial statements, and reflects the Company’s estimate of the probable loss pursuant to an allocation of the total agreed settlement amount. There was no liability recorded as of December 31, 2017.

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

The Company believes these claims are without merit and is defending the Derivative Suit vigorously. Given the current stage of these matters, the range of any potential loss is not probable or estimable and no liability has been recorded as of September 30, 2018 or December 31, 2017.

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

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan. Effective September 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000. The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance. As of September 30, 2018, there were 131,498 shares available for grant under the Omnibus Plan.

During the nine months ended September 30, 2018, the Company granted awards of non-qualified stock options for 159,755 shares of common stock. All stock option grants have a 10-year term and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2017	937,310	$17.11
Granted	159,755	2.74
Forfeited	(161,181)	14.21
Outstanding as of September 30, 2018	935,884	$15.16	8.62
Options vested and exercisable as of September 30, 2018	276,383	18.09	8.40
Options vested and expected to vest as of September 30, 2018	933,834	15.19	8.62

The following is a summary of the activity in non-vested stock options under the Omnibus Plan:

		Weighted-Average
	Number	Grant-Date Fair Value

Non-vested as of December 31, 2017	876,903	$4.08
Granted	159,755	1.20
Forfeited	(148,972)	3.47
Vested	(228,185)	2.76
Non-vested as of September 30, 2018	659,501	$3.98

Unvested options as of September 30, 2018 will vest as follows:

2018	50,879
2019	302,695
2020	251,654
2021	54,273
Total unvested options as of September 30, 2018	659,501

The fair value of the stock option awards granted during the nine months ended September 30, 2018 was determined at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months
Ended
September 30,
2018
Expected term in years (1)	6.0
Volatility (2)	48.0%
Risk-free interest rate (3)	2.7%
Dividend yield (4)	—%

(1)

The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.

(2)

During the first nine months of 2018, the Company considered the volatility of its own common stock in determining the fair value of stock option awards, in addition to a peer group average historical volatility over the expected option term. The peer group was based on financial technology companies that completed an initial public offering of common stock within the last 10 years.
(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period that coincided with the expected option term.
(4)	The Company discontinued its quarterly dividend program during August 2017.

The weighted-average grant-date fair value of options granted was as follows:

	Three Months Ended September 30,
	2018	2017
Weighted-average grant-date fair value of options granted	$1.20	$4.31

The following table summarizes the changes in the number of outstanding restricted stock units for the nine-month period ended September 30, 2018:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Units	Fair Value	(in Years)
Outstanding as of December 31, 2017	49,677	$16.20
Granted	75,188	2.66
Vested	(25,928)	10.63
Forfeited	(30,126)	9.85
Outstanding as of September 30, 2018	68,811	$6.28	1.14

During the nine months ended September 30, 2018, the Company granted awards of restricted stock units for 75,188 shares of common stock. The restricted stock units contain conditions associated with continued employment or service and generally vest one year from the date of grant. On the vesting dates, shares of common stock will be issued to the award recipients.

Unvested restricted stock units as of September 30, 2018 will vest as follows:

2018	—
2019	57,563
2020	11,005
2021	243
Total unvested restricted stock units as of September 30, 2018	68,811

The following table summarizes the changes in the number of outstanding cash performance units for the nine-month period ended September 30, 2018:

Units
Outstanding as of December 31, 2017	822,915
Granted	—
Vested	(274,854)
Forfeited	(115,907)
Outstanding as of September 30, 2018	432,154

There were no awards of cash performance units during the nine months ended September 30, 2018. These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant. The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second and third anniversaries of the grant date compared to the Company’s stock price on the date of grant. During the first nine months of 2018, the first tranche of the cash performance units vested. Accordingly, the Company made a cash payment of $137 to the award recipients.

The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and remeasured to fair value at the end of each reporting period. As of September 30, 2018, the Company recognized a liability of $83 in “Accrued expenses” and $56 in “Other long-term liabilities” in the Condensed Consolidated Balance Sheet for unsettled cash performance units.

Compensation expense for the Omnibus Plan for the three months ended September 30, 2018 and 2017 was $(42) and $507, respectively, and $741 and $1,738 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the total unrecognized compensation expense related to unvested options, restricted stock units and cash performance unit awards under the Omnibus Plan was $1,246, which the Company expects to recognize over an estimated weighted-average period of 1.4 years.

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

As a result of the Company’s adoption of the Omnibus Plan, as further described above, no further awards will be made under the Option Plan. The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of September 30, 2018.

During the nine months ended September 30, 2018, there was no activity under the Option Plan. As such, total shares outstanding and exercisable were 6,600 shares with a weighted-average exercise price of $0.002 per share and a weighted-average remaining contract term of 4.7 years at September 30, 2018.

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for the three and nine months ended September 30, 2018 and 2017, were de minimis.

Other Stock-Based Compensation Awards

During June 2015, the Company issued 38,332 restricted shares of common stock to certain executives of the Company at a weighted-average grant-date fair value of $47.40. There were no outstanding unvested restricted shares of common stock as of September 30, 2018. There was no compensation expense recorded for these awards during the three or nine months ended September 30, 2018. During the first quarter of 2017, the executive holding the restricted shares changed employment status to a consultant and the Company remeasured the awards and reduced stock-based compensation expense by $143. There was no compensation expense recorded for these awards during the three months ended September 30, 2017. Compensation expense recorded for these awards for the nine months ended September 30, 2017 was $(371).

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

On August 3, 2018, the Company completed the sale of the U.K. Limited segment. See Note 3 “Discontinued Operation” for further information. The Company has restated all historical periods presented within these financial statements and has not included U.K. Limited as a reportable segment.

During the first quarter of 2018, the Company reorganized its United States business operations and realigned its United States reporting segments to correspond with the manner with which the Company’s chief operating decision maker evaluates operating performance and makes decisions as to the allocation of resources. As a result of this realignment, the Company’s CPI on Demand business operations have been moved from the U.S. Prepaid Debit segment into the U.S. Debit and Credit reporting segment, consistent with the other related personalization operations. Segment information for previous periods has been restated to conform with this realignment and current period presentation. The restatement of the segment information for the three and nine-month periods ended September 30, 2017 was not material.

As of September 30, 2018, the Company’s reportable segments were as follows:

    U.S. Debit and Credit,

    U.S. Prepaid Debit, and

    Other.

The Other category includes the Company’s corporate headquarters and a less significant operating segment that derives its revenue from the production of Financial Payment Cards and retail gift cards in Canada.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Debit and Credit	$48,002	$40,055	$128,992	$122,174
U.S. Prepaid Debit	21,190	19,144	52,128	40,901
Other	1,920	2,661	7,599	8,390
Intersegment eliminations	(125)	(863)	(1,421)	(5,210)
Total	$70,987	$60,997	$187,298	$166,255

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S. Debit and Credit	$9,136	$6,528	$24,788	$21,873
U.S. Prepaid Debit	8,831	7,607	18,337	13,255
Other	(8,999)	(6,240)	(24,246)	(19,577)
Total	$8,968	$7,895	$18,879	$15,551

The following table provides a reconciliation of total segment EBITDA from continuing operations to net loss for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total segment EBITDA from continuing operations	$8,968	$7,895	$18,879	$15,551
Interest, net	(6,151)	(5,304)	(17,243)	(15,532)
Income tax benefit	355	783	4,933	4,154
Depreciation and amortization	(4,257)	(4,172)	(14,133)	(12,842)
Net loss from continuing operations	$(1,085)	$(798)	$(7,564)	$(8,669)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017

U.S. Debit and Credit	$153,905	$164,397
U.S. Prepaid Debit	38,375	33,130
Other	14,868	15,827
Total assets - reportable segments	207,148	213,354
Assets of discontinued operation	—	20,651
Total assets	$207,148	$234,005

Plant, Equipment and Leasehold Improvement Additions of Geographic Locations

Plant, equipment and leasehold improvement additions of the Company’s geographical locations for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

U.S.	$1,652	$1,081	$5,425	$6,131
Canada	—	38	46	161
Total plant, equipment and leasehold improvement additions	$1,652	$1,119	$5,471	$6,292

Net Sales to Geographic Locations

Subsequent to the sale of the Company’s U.K segment and reclassification to discontinued operations, the majority of the Company’s sales are to customers in the United States of America.

Long-Lived Assets of Geographic Segments

Long-lived assets of the Company’s geographic segments at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017

U.S.	$121,778	$130,768
Canada	746	911
Total long-lived assets	$122,524	$131,679

Net Sales by Products and Services

Net sales from products and services sold by the Company for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Products net sales (a)	$34,673	$26,777	$90,911	$79,644
Services net sales (b)	36,314	34,220	96,387	86,611
Total net sales	$70,987	$60,997	$187,298	$166,255

(a)   “Products” net sales include the design and production of Financial Payment Cards in contact-EMV®, Dual-Interface EMV, metal, contactless and magnetic stripe card formats. The Company also generates “Products” revenue from the sale of Card@Once® instant issuance systems, private label credit cards and retail gift cards.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us, and other information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. These risks and uncertainties include, but are not limited to: our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness; our limited ability to raise capital in the future; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our IT systems; defects in our software; failure to identify and attract new customers or to retain our existing customers; problems in production quality and process; failure to meet our customers’ demands in a timely manner; a loss of market share or a decline in profitability resulting from competition; developing technologies that make our existing technology solutions and products less relevant or a failure to introduce new products and services in a timely manner; disruptions relating to the development and execution of our strategy, or a failure to realize the anticipated benefits of such strategy; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; our inability to develop, introduce and commercialize new products; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement; our dependence on the timely supply of materials, products and specialized equipment from third-party suppliers; a competitive disadvantage resulting from chip operating systems developed by our competitors; price erosion in the financial payment card industry; failure to accurately predict demand for our products and services; quarterly variation in our operating results; the effect of legal and regulatory proceedings; infringement of our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; our inability to realize the full value of our long-lived assets; the impact of U.S. tax reform legislation; our failure to operate our business in accordance with data privacy laws, the PCI Security Standards Council (“PCI”) security standards or other industry standards, such as Payment Card Brand certification standards; costs relating to product defects; a decline in U.S. and global market and economic conditions; potential imposition of tariffs and/or trade restrictions on goods imported into the United States; our dependence on licensing arrangements; inability to renew leases for our facilities or renew leases at existing terms; dependence on our senior leadership team; inability to recruit, retain and develop qualified personnel; the continued viability of the Payment Card Brands; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products; failure to maintain our listing on the NASDAQ or TSX and other risks and other risk factors or uncertainties identified from time to time in our filings with the SEC. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Reference is made to a more complete discussion of forward-looking statements and applicable risks contained under the captions “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 13, 2018. CPI Card Group Inc. undertakes no obligation to update or revise any of its forward-looking statements, whether as a result of new information, future events or otherwise.

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

On August 3, 2018, we completed the sale of the U.K. Limited segment. The historical financial position, results of operations and cash flows for the U.K. segment have been restated for all periods to conform with discontinued operations presentation. Unless otherwise indicated, information in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

Furthermore, the operations and cash flows were removed from the Company’s condensed consolidated operating results. In connection with the substantial liquidation of the Company’s U.K Limited segment in the third quarter of 2018, we released the related foreign currency cumulative translation adjustment of $4.0 million from accumulated other comprehensive loss into loss from discontinued operations.

The major line items constituting the (loss) income of the discontinued operation for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total net sales	$1,943	$7,047	$10,741	$23,644
Total cost of sales	1,721	5,514	10,221	18,045
Selling, general and administrative	1,238	1,406	4,303	4,122
Impairments	-	—	7,615
Other expense (income), net	4,009	35	4,038	(50)
Pretax (loss) income from discontinued operation	(5,025)	92	(15,436)	1,527
Pretax loss on sale of discontinued operation	(5)	—	(7,248)	—
Total pretax (loss) income on discontinued operation	(5,030)	92	(22,684)	1,527
Income tax benefit (expense)	-	(29)	133	(261)
Net (loss) income from discontinued operation	$(5,030)	$63	$(22,551)	$1,266

U.K. Limited incurred a pre-tax loss from operations of $5.2 million and $15.6 million for the three and nine months ended September 30, 2018, respectively, due to the softness in our U.K. Limited retail sector and a decline in sales relating to certain customers. Additionally, we recorded the following charges during the nine months ended September 30, 2018: impairment charges of $7.6 million associated with goodwill and customer relationship intangible assets, a loss of $4.0 million in connection with the release of foreign currency cumulative translation adjustments, and a $7.2 million loss on the discontinued operation classification.

During February 2018, we made the decision to consolidate three personalization operations in the United States into two facilities to better enable us to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, we accelerated the depreciation of certain related assets, which totaled $0.3 million for the three months ended September 30, 2018 and $2.4 million for the nine months ended September 30, 2018.  We also recorded severance charges of $0.6 million and a lease termination charge of $0.4 million in the nine months ended September 30, 2018. The charges were recorded in our U.S. Debit and Credit segment.

Results of Continuing Operations

The following table presents the components of our condensed consolidated statements of continuing operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net sales:
Products	$34,673	$26,777	$90,911	$79,644
Services	36,314	34,220	96,387	86,611
Total net sales	70,987	60,997	187,298	166,255
Cost of sales	47,679	41,553	129,687	115,497
Gross profit	23,308	19,444	57,611	50,758
Operating expenses	18,621	16,074	52,632	48,580
Income from operations	4,687	3,370	4,979	2,178
Other expense, net:
Interest, net	(6,151)	(5,304)	(17,243)	(15,532)
Foreign exchange (loss) gain	16	348	(248)	520
Other income, net	8	5	15	11
Loss from continuing operations before taxes	(1,440)	(1,581)	(12,497)	(12,823)
Income tax benefit	355	783	4,933	4,154
Net loss from continuing operations	$(1,085)	$(798)	$(7,564)	$(8,669)

Segment Discussion

During the first quarter of 2018, we reorganized our United States business operations and realigned our United States reporting segments to correspond with the manner with which our chief operating decision maker evaluates operating performance and makes decisions as to the allocation of resources. As a result of this realignment, the CPI on Demand business operations have been moved from the U.S. Prepaid Debit segment into the U.S. Debit and Credit reporting segment, consistent with the other related personalization operations. Segment information for previous periods has been restated to conform with this realignment and current year presentation. The restatement of the segment information for the three- and nine-month periods ended September 30, 2017 was not material.

Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017

Net Sales

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$48,002	$40,055	$7,947	19.8%
U.S. Prepaid Debit	21,190	19,144	2,046	10.7%
Other	1,920	2,661	(741)	(27.8)%
Eliminations	(125)	(863)	738	* %
Total	$70,987	$60,997	$9,990	16.4%

* Not meaningful

Net sales for the three months ended September 30, 2018 increased $10.0 million, or 16.4%, to $71.0 million compared to $61.0 million for the three months ended September 30, 2017.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended September 30, 2018 increased $7.9 million, or 19.8%, to $48.0 million compared to $40.1 million for the three months ended September 30, 2017. The increase in net sales was primarily due to an increase of $5.7 million in revenue from our emerging products and solutions, including dual-interface EMV®, metal cards, and Card@Once® revenues.  The remaining increase is attributable to higher Non-EMV and other sales, and card personalization and fulfillment revenues.

For the three months ended September 30, 2018, excluding dual-interface EMV, we sold 22.1 million EMV cards at an ASP of $0.77, compared to 19.5 million EMV cards at an ASP of $0.86 for the three months ended September 30, 2017. The decrease in ASP during the three months ended September 30, 2018 compared to 2017 was due to lower pricing across our customer base and our customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended September 30, 2018 increased $2.0 million, or 10.7%, to $21.2 million compared to $19.1 million for the three months ended September 30, 2017. The increase was the result of additional sales volumes from our existing customer base.

Other:

Other net sales were $1.9 million for the three months ended September 30, 2018 compared to $2.7 million for the three months ended September 30, 2017.  The decrease is a result of lower volumes with certain customers.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$13,551	28.2%	$10,637	26.6%	$2,914	27.4%
U.S. Prepaid Debit	9,439	44.5%	7,862	41.1%	1,577	20.1%
Other	318	16.6%	945	35.5%	(627)	* %
Total	$23,308	32.8%	$19,444	31.9%	$3,864	19.9%

* Not meaningful; see Other category description in Note 15.

Gross profit for the three months ended September 30, 2018 increased $3.9 million, or 19.9%, to $23.3 million compared to $19.4 million for the three months ended September 30, 2017. Gross profit margin for the three months ended September 30, 2018 increased to 32.8% compared to 31.9% for the three months ended September 30, 2017.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended September 30, 2018 increased $2.9 million, or 27.4%, to $13.6 million compared to $10.6 million during the three months ended September 30, 2017. The increase in gross profit for U.S. Debit and Credit was driven primarily by a more profitable sales mix from our emerging products and solutions, and the increase in net sales. Gross profit margin for U.S. Debit and Credit for the three months ended September 30, 2018 increased to 28.2% compared to 26.6% for the same period in the prior year due to sales mix and higher overhead cost absorption attributed to increased sales.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended September 30, 2018 increased 20.1% to $9.4 million compared to $7.9 million for the three months ended September 30, 2017. Gross profit margin for U.S. Prepaid Debit for the three months ended September 30, 2018 increased to 44.5% compared to 41.1% for the three months ended September 30, 2017. The increase in gross profit and margin was attributed primarily to higher sales volumes and improved cost efficiencies.

Other:

Other gross profit was $0.3 million for the three months ended September 30, 2018 compared to $0.9 million for the three months ended September 30, 2017.  The decrease is a result of lower sales volumes with certain customers and unfavorable overhead cost absorption.

Operating Expenses

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$7,060	$6,444	$616	9.6%
U.S. Prepaid Debit	1,050	760	290	38.2%
Other	10,511	8,870	1,641	18.5%
Total	$18,621	$16,074	$2,547	15.8%

Operating expenses for the three months ended September 30, 2018 increased $2.5 million, or 15.8%, to $18.6 million compared to $16.1 million for the three months ended September 30, 2017.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses increased to $7.1 million in the three months ended September 30, 2018 compared to $6.4 million in the three months ended September 30, 2017, due to increased employee performance incentive compensation.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses increased $0.3 million, or 38.2%, due to increased employee performance incentive compensation.

Other:

Other operating expenses during the three months ended September 30, 2018 increased $1.6 million compared to the three months ended September 30, 2017, primarily from increased employee performance incentive compensation.

Income from Operations and Operating Margin

	Three Months Ended September 30,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$6,491	13.5%	$4,192	10.5%	$2,299	54.8%
U.S. Prepaid Debit	8,389	39.6%	7,103	37.1%	1,286	18.1%
Other	(10,193)	* %	(7,925)	* %	(2,268)	28.6%
Total	$4,687	6.6%	$3,370	5.5%	$1,317	39.1%

* Not meaningful

Income from operations for the three months ended September 30, 2018 was $4.7 million compared to income from operations of $3.4 million for the three months ended September 30, 2017. The Company’s operating profit margin for the three months ended September 30, 2018 increased to 6.6% compared to an operating profit margin of 5.5% for the three months ended September 30, 2017.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended September 30, 2018 increased $2.3 million, or 13.5%, to $6.5 million compared to $4.2 million for the three months ended September 30, 2017 due primarily to more profitable sales mix from our emerging products and solutions, higher overhead cost absorption attributed to increased sales partially offset by higher operating expenses.  Operating margins for the three months ended September 30, 2018 increased to 13.5% compared to 10.5% for the three months ended September 30, 2017.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended September 30, 2018 increased to $8.4 million compared to $7.1 million for the three months ended September 30, 2017 primarily due to increased sales volumes and improved operating efficiencies. U.S. Prepaid Debit operating income margin for the three months ended September 30, 2018 increased to 39.6% from 37.1% for the same period in 2017.

Other:

The loss from operations in Other was $10.2 million for the three months ended September 30, 2018 compared to a loss from operations of $7.9 million for the same time period of 2017. The change in the loss from operations was attributable to a decline in gross profit from lower sales volumes with certain customers, combined with higher operating expenses in the third quarter of 2018.

Interest, net:

Interest expense for the three months ended September 30, 2018 increased to $6.2 million compared to $5.3 million for the three months ended September 30, 2017. The additional interest expense resulted from a higher average interest rate on the First Lien Term Loan during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Income tax benefit:

During the three months ended September 30, 2018, there was an income tax benefit of $0.4 million on pre-tax loss of $1.4 million, compared with an income tax benefit of $0.8 million on pre-tax loss of $1.6 million for the three months ended September 30, 2017. In conjunction with the Tax Act, the U.S. federal tax rate reduced from 35.0% in 2017 to 21.0% in 2018. The effective tax rate differs from the federal U.S. statutory rate due to the impact of a partial valuation allowance on certain U.S. deferred tax assets, and an uncertain tax position reserve recorded in the U.S.

Net loss from continuing operations:

During the three months ended September 30, 2018, net loss was $1.1 million, compared to a net loss of $0.8 million during the three months ended September 30, 2017. The change was primarily due to more profitable sales mix, higher sales volumes and improved resulting gross margin, offset by lower EMV pricing, and higher operating expenses and interest expense as described above.

Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017

Net Sales

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$128,992	$122,174	$6,818	5.6%
U.S. Prepaid Debit	52,128	40,901	11,227	27.4%
Other	7,599	8,391	(792)	(9.4)%
Eliminations	(1,421)	(5,211)	3,790	* %
Total	$187,298	$166,255	$21,043	12.7%

* Not meaningful

Net sales for the nine months ended September 30, 2018 increased $21.0 million, or 12.7%, to $187.3 million compared to $166.3 million for the nine months ended September 30, 2017.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the nine months ended September 30, 2018 increased $6.8 million, or 5.6%, to $129.0 million compared to $122.2 million for the nine months ended September 30, 2017. The increase in net sales was primarily due to $10.8 million higher revenues from our emerging products and solutions, including metal cards, Card@Once®, and dual interface EMV®.  The increase was partially offset by a decline in EMV and non-EMV sales.

For the nine months ended September 30, 2018, excluding dual-interface EMV, we sold 57.7 million EMV cards at an ASP of $0.78 compared to 56.6 million EMV cards at an ASP of $0.85 for the nine months ended September 30, 2017. The decrease in ASP during the nine months ended September 30, 2018 compared to 2017 was due to lower pricing across our customer base and our customer mix.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the nine months ended September 30, 2018 increased $11.2 million, or 27.4%, to $52.1 million compared to $40.9 million for the nine months ended September 30, 2017. The increase was the result of additional sales volumes predominately from new portfolio wins with existing customers.

Other:

Other net sales declined from $8.4 million in the nine months ended September 30, 2017, to $7.6 million for corresponding period in 2018 as a result of lower volumes with certain customers.

Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$35,891	27.8%	$34,235	28.0%	$1,656	4.8%
U.S. Prepaid Debit	20,111	38.6%	14,417	35.2%	5,694	39.5%
Other	1,609	21.2%	2,106	25.1%	(497)	* %
Total	$57,611	30.8%	$50,758	30.5%	$6,853	13.5%

* Not meaningful

Gross profit for the nine months ended September 30, 2018 increased $6.9 million, or 13.5%, to $57.6 million compared to $50.8 million for the nine months ended September 30, 2017. Gross profit margin for the nine months ended September 30, 2018 increased to 30.8% compared to 30.5% for the nine months ended September 30, 2017.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the nine months ended September 30, 2018 increased $1.7 million, or 4.8%, to $35.9 million compared to $34.2 million during the nine months ended September 30, 2017. The increase in gross profit for U.S. Debit and Credit was driven by more profitable sales mix, partially offset by the acceleration of depreciation expense and restructuring charges relating to the consolidation of our personalization operations. Gross profit margin for U.S. Debit and Credit for the nine months ended September 30, 2018 decreased to 27.8% compared to 28.0% for the same period in the prior year due to the consolidation of our personalization operations.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the nine months ended September 30, 2018 increased 39.5% to $20.1 million compared to $14.4 million for the nine months ended September 30, 2017. Gross profit margin for U.S. Prepaid

Debit for the nine months ended September 30, 2018 increased to 38.6% compared to 35.2% for the nine months ended September 30, 2017. The increase in gross profit and margin was attributed primarily to higher sales volumes, favorable overhead cost absorption, and cost efficiencies.

Other:

Other gross profit was $1.6 million for the nine months ended September 30, 2018 compared to $2.1 million for the nine months ended September 30, 2017.  The decrease is a result of lower sales volumes with certain customers and unfavorable overhead cost absorption.

Operating Expenses

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$20,241	$19,470	$771	4.0%
U.S. Prepaid Debit	3,179	2,822	357	12.7%
Other	29,212	26,288	2,924	11.1%
Total	$52,632	$48,580	$4,052	8.3%

Operating expenses for the nine months ended September 30, 2018 increased $4.1 million, or 8.3%, to $52.6 million compared to $48.6 million for the nine months ended September 30, 2017.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses increased to $20.2 million in the nine months ended September 30, 2018 compared to $19.5 million in the nine months ended September 30, 2017 primarily due to charges relating to the consolidation of our personalization operations and increased employee performance incentive compensation.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses increased $0.4 million primarily due to increased employee performance incentive compensation.

Other:

Other operating expenses during the nine months ended September 30, 2018 increased $2.9 million compared to the nine months ended September 30, 2017. The net increase primarily resulted from higher employee performance incentive compensation of $2.6 million and increased consulting and other administrative costs of $1.7 million, partially offset by a decrease in legal costs of $1.4 million.

Income from Operations and Operating Margin

	Nine Months Ended September 30,
		% of 2018		% of 2017
	2018	Net Sales	2017	Net Sales	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations by segment:
U.S. Debit and Credit	$15,650	12.1%	$14,766	12.1%	$884	6.0%
U.S. Prepaid Debit	16,932	32.5%	11,595	28.3%	5,337	46.0%
Other	(27,603)	* %	(24,183)	* %	(3,420)	14.1%
Total	$4,979	2.7%	$2,178	1.3%	$2,801	128.6%

* Not meaningful

Income from operations for the nine months ended September 30, 2018 was $5.0 million compared to $2.2 million for the nine months ended September 30, 2017. The Company’s operating profit margin for the nine months ended September 30, 2018 increased to 2.7% compared to 1.3% for the nine months ended September 30, 2017.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the nine months ended September 30, 2018 increased $0.9 million, or 6.0%, to $15.7 million compared to $14.8 million for the nine months ended September 30, 2017 due primarily to higher sales volume and more profitable sales mix, partially offset by charges relating to the consolidation of our personalization operations. Operating margins for the nine months ended September 30, 2018 were flat at 12.1% for the nine months ended September 30, 2018 compared to the prior year comparable period.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the nine months ended September 30, 2018 increased 46.0% to $16.9 million compared to $11.6 million for the nine months ended September 30, 2017 due to increased sales volumes and higher overhead cost absorption attributed to increased sales. U.S. Prepaid Debit operating income margin for the nine months ended September 30, 2018 increased to 32.5% from 28.3% for the same period in 2017.

Other:

The loss from operations in Other was $27.6 million for the nine months ended September 30, 2018 compared to a loss from operations of $24.2 million for the same time period of 2017. The operating loss was attributable to higher operating expenses in the first nine months of 2018, in addition to lower gross profit from reduced sales volumes.

Interest, net:

Interest expense for the nine months ended September 30, 2018 increased to $17.2 million compared to $15.5 million for the nine months ended September 30, 2017. The additional interest expense resulted from a higher average interest rate on the First Lien Term Loan during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Income tax benefit:

During the nine months ended September 30, 2018, there was an income tax benefit of $4.9 million on pre-tax loss of $12.5 million, compared with an income tax benefit of $4.2 million on pre-tax loss of $12.8 million for the nine months ended September 30, 2017. In conjunction with the Tax Act, the U.S. federal tax rate reduced from 35.0% in 2017 to 21.0% in 2018. The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of a tax benefit recorded during the nine months ended September 30, 2018 in connection with the U.K. Limited sale. Partially offsetting the increased tax benefit was the establishment of a partial valuation allowance on certain U.S. deferred tax assets and an uncertain tax position reserve.

Net loss from continuing operations:

During the nine months ended September 30, 2018, net loss was $7.6 million, compared to a net loss of $8.7 million during the nine months ended September 30, 2017. The change was due to higher sales and profit, partially offset by higher operating expenses and interest expense.

Liquidity and Capital Resources

At September 30, 2018, we had $12.8 million of cash and cash equivalents. Of this amount, $1.2 million was held in accounts outside of the United States.

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

At September 30, 2018, there was $312.5 million outstanding under the First Lien Term Loan, and we had a $40.0 million Revolving Credit Facility, of which $20.0 million is available for borrowing. Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The First Lien Term Loan and Revolving Credit Facility mature on August 17, 2022 and August 17, 2020, respectively.

Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%. As of September 30, 2018, the interest rate on our First Lien Term Loan was 7.02%.

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets and affiliate transactions. As of September 30, 2018, we were in compliance with all covenants under the First Lien Credit Facility. We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. As of September 30, 2018, we did not expect to have a required excess cash flow payment related to 2018.

Operating Activities – Continuing Operations

Cash used in operating activities – continuing operations for the nine months ended September 30, 2018 was $1.8 million compared to a usage of $4.1 million during the nine months ended September 30, 2017. The year over year fluctuation was due primarily to working capital cash flow increases, including income taxes and accrued expenses, partially offset by a cash flow decrease from inventory.  Cash inflows from tax refunds of $1.3 million were received during the nine months ended September 30, 2018.

Investing Activities – Continuing Operations

Cash used in investing activities – continuing operations for the nine months ended September 30, 2018 of $5.0 million was lower than the comparative $6.3 million during the nine months ended September 30, 2017. Cash used in investing activities – continuing operations during both periods was related to capital expenditures. In the current year period, capital leases were executed for the acquisition of certain machinery and equipment totaling $0.8 million.  The Company received net cash proceeds of $0.3 million for the sale of CPI U.K. Limited and included the proceeds within cash used in investing activities- discontinued operations.

Financing Activities

During the nine months ended September 30, 2018, cash used in financing activities was $0.4 million and related to principal payments on capital lease obligations.

Cash used in financing activities during the nine months ended September 30, 2017 was $7.9 million and primarily related to dividend payments of $7.5 million. The Company discontinued its quarterly dividend program during August 2017.

Contractual Obligations

During the nine months ended September 30, 2018, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2018.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2017, for which there were no material changes as of September 30, 2018, included:

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

Customer Contracts

The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. The contract term as defined by ASU 2014-09 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2018, there have been no material changes in market risk for key input prices, labor and benefits costs or interest rate risk from those included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

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

On August 30, 2016, the Court consolidated the Vance and Chipman actions and appointed lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. On October 17, 2016, lead plaintiff filed a consolidated amended complaint, asserting the same claims for violations of §§11 and 15 of the Securities Act. The amended complaint is based principally on the same theories as the original complaints, but adds allegations that the Registration Statement contained inadequate risk disclosures and failed to disclose (i) small and mid-size issuers’ slower-than-anticipated conversion to EMV® technology and (ii) increased pricing pressure and competition CPI faced in the EMV® market.

On November 16, 2016, the Company filed a motion to dismiss the amended complaint, which was denied by the Court on October 30, 2017. On January 12, 2018, the Company filed an answer to the amended complaint. On March 23, 2018, lead plaintiff filed his motion for class certification. On June 11, 2018, the Company filed an opposition to lead plaintiff’s motion for class certification.

On July 31, 2018, the parties notified the Court that they had reached an agreement in principle to settle the Class Action.  On September 21, 2018, the parties executed a stipulation and agreement of settlement (“Stipulation”) and lead plaintiff filed with the Court his unopposed motion for authorization to notify the settlement class of the proposed settlement.  On October 1, 2018, the Court provisionally denied lead plaintiff’s motion without prejudice to renew subject to certain revisions to the proposed form of class notice.  On October 15, 2018, lead plaintiff filed a renewed unopposed motion for authorization to notify the class of the proposed settlement and to schedule a hearing, with an amended proposed form of notice. On October 22, 2018, the Court granted lead plaintiff’s renewed motion and approved the amended form of notice to the class of the proposed settlement.  The Court scheduled the settlement hearing for February 5, 2019.

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

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al. (2 cases)

First case.  On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado. The complaint asserts that MPS ultrasecure gift card packages sold to at least one customer infringe a Company patent on ultrasecure gift card packages. MPS answered the complaint and counterclaimed for invalidity and noninfringement. The Company’s preliminary injunction request was denied without prejudice after MPS represented that it had voluntarily ceased using the accused technology and would notify CPI before it re-starts. MPS’s early motion for summary judgment was denied in August 2017 and its motion to dismiss on jurisdictional grounds was denied in July 2018. The Company’s subsidiary CPI Card Group-Minnesota, Inc., has been added to the case as plaintiff. The Company’s patent will expire in 2028.

In June 2017, MPS filed an Inter Partes Review (“IPR”) petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”). The PTAB instituted the IPR on January 9, 2018. The IPR is now fully briefed. A hearing has occurred in October 2018, and the Company anticipates a decision by the PTAB by January 2019.  The patent infringement suit is stayed pending the outcome of the IPR.

              The Company intends to vigorously assert its intellectual property rights in connection with this litigation and the IPR.

Second case.  During the summer of 2017, the Company commenced a lawsuit in the District of Minnesota against a former employee, MPS, and two MPS employees (collectively, the Defendants). The former employee was a sales executive who left the Company in 2017 to join MPS. In the lawsuit, the Company alleges that the Defendants misappropriated the Company's trade secrets and confidential information, that the former employee violated his employment agreements with the Company, and that Defendants committed various related business torts. After some early discovery, the Company moved for a preliminary injunction, which the Court granted in December, 2017. The company received a second preliminary injunction in August 2018.  The litigation is ongoing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

      None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	First Amendment to Credit Agreement dated December 31, 2016, between CPI Card Group and The Bank of Nova Scotia
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

/s/ John Lowe
John Lowe
Chief Financial Officer

November 7, 2018