Form 10-K
period 2018-12-31
CPI Card Group Inc.
filed 2019-03-06
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $8.1 million on June 30, 2018 computed based on the closing sale price of the Registrant’s common stock of $2.00 on NASDAQ on that date.

As of February 22, 2019, the number of shares outstanding of the Registrant’s common stock was 11,160,537.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These risks and uncertainties include, but are not limited to: our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; system security risks, data protection breaches and cyber-attacks and possible exposure to litigation and/or regulatory penalties under applicable data privacy and other laws for failure to prevent such incidents; interruptions in our operations, including our IT systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; our failure to maintain our listing on the NASDAQ Capital Market; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement, claims that our technology is infringing on the intellectual property of others, and risks related to open source software; defects in our software; problems in production quality and process; our failure to retain our existing customers or identify and attract new customers; a loss of market share or a decline in profitability resulting from competition; our inability to recruit, retain and develop qualified personnel, including key personnel; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; our inability to develop, introduce and commercialize new products; the effect of legal and regulatory proceedings; developing technologies that make our existing technology solutions and products less relevant or a failure to introduce new products and services in a timely manner; quarterly variation in our operating results; infringement of our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the PCI Security Standards Council (“PCI”) security standards or other industry standards such as Payment Card Brand certification standards; costs relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state retailers; disruption or delays in our manufacturing operations or supply chain; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; costs relating to product defects and any related product liability and/or warranty claims; maintenance and further imposition of tariffs and/or trade restrictions on goods imported into the United States; our dependence on licensing arrangements; risks associated with international operations; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products; risks associated with the controlling stockholders’ ownership of our stock; and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

We caution and advise readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. These statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results to differ materially from the expectations and beliefs contained herein. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

EMV® is a registered trademark or trademark of EMVCo LLC in the United States and other countries.

CPI Card Group Inc. qualifies as a Smaller Reporting Company in accordance with Rule 12b-2 of the Exchange Act, and has elected to follow certain of the scaled back disclosure accommodations within this Form 10-K.

PART I

Item 1.Business

As used herein, “CPI,” “we,” “our” and similar terms refer to CPI Card Group Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We are a leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard ®, American Express and Discover) and Interac (in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We have established a leading position in the Financial Payment Card market through more than 20 years of experience. Our customers include leading national and regional banks, independent community banks, credit unions, managers of prepaid debit programs, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) and card processors. We serve a diverse set of over 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States and Canada, and the largest U.S. Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

We serve our customers through a network of production and card services facilities, including high-security facilities in the United States which are certified by one or more of the Payment Card Brands and, where required by our customers, certified to be in compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”). This leading network of high-security production facilities allows us to serve the needs of our diverse customer base.

Driven by a combination of our strong relationships, quality, technology, and innovation, we believe we have strong positions in the following markets:

•	the U.S. prepaid debit market, serving several of the top U.S. Prepaid Debit Card program managers;
•	the U.S. small to mid-sized issuer market, which includes independent community banks and credit unions; and
•	the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers.

On August 3, 2018, we completed the sale of the U.K. Limited segment. The historical financial position, results of operations, and cash flows for the U.K. segment have been restated for all periods to conform with discontinued operations presentation. Unless otherwise indicated, financial information within this document relates to continuing operations.

Our business consists of the following reportable segments: U.S. Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States, and U.S. Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card program managers in the United States.  Business not considered part of these segments are considered “Other” and include our operations in Canada and corporate expenses.

In the fourth quarter of 2018, we entered into a definitive agreement to sell our Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale agreement did not include customers for which we only manufacture and personalize Financial Payment Cards.  The transaction is expected to close in the first half of 2019.  The agreement to sell our Canadian subsidiary does not meet the criteria to be reported as a discontinued operation. The Financial Payment Card business customers of our Canada operations will either migrate to our operations in the U.S. or migrate to other service providers before the transaction closes. The divestiture allows us to further optimize our footprint and is consistent with our previously announced plan to better position ourselves to serve customers by focusing on our core businesses.

During February 2018, we made the decision to consolidate our three personalization operations in the United States into two facilities to better enable us to optimize operations and achieve market-leading quality and service with a market-competitive business model.  This consolidation was completed in 2018.

For information regarding our net sales by geographic location and additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 16 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Our Competitive Strengths

•

Strong Market Position with Long-Term Customer Relationships.  We are focused on becoming the partner of choice for our customers by providing market-leading quality products and customer service with a market-competitive business model. We have long-standing trust-based relationships with customers, many of whom we have served for decades.  Our customer relationships, particularly with those who utilize our card services and instant issuance systems and services, may involve process and technology integration.  As a result, our customers are selective about working with partners they can trust to deliver the highest quality products and customer service. We strive to put our customers at the center of everything we do, and to provide responsive and high quality customer care.  We also maintain important relationships with the Payment Card Brands to ensure our facilities and processes meet their standards.  We believe we have established a leading market position in the U.S. prepaid debit market, built on high quality services and reliable delivery to our customers.  Our installed base of instant issuance systems at bank and credit union branches across the United States may include customer integration, and our Card@Once ® instant issuance system utilizes our secure technology to instantly personalize cards. Certain customers have integrated our proprietary software into their systems to improve the quality of the overall process and to offer card design and customization to their cardholders.

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

•

Certified Network of High-Security Facilities.  Our high-security facilities are each certified by one or more of the Payment Card Brands and Interac (in Canada), forming a leading network of certified production facilities in the United States. The Payment Card Brand certifications allow us to produce cards bearing these brands and provide relevant card services for our issuer customers. Additionally, many of our facilities are certified to be in compliance with the standards of the PCI Security Standards Council. These certification processes are long, complex and costly, and our facilities must comply with strict standards of security in order to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers.

•

Financial Payment Card Capabilities, Industry Experience, and Proprietary and Patented Solutions.  Over the course of our long operating history, we have developed technological, engineering and operational expertise that we believe has made us a leader in our industry. Europay, Mastercard and Visa (“EMV”) is a global, technical standard, maintained by EMVCo for smart payment cards, and for payment terminals and automated teller machines that accept them.  EMV® cards are smart cards (also called chip cards) which store data on integrated circuits rather than magnetic stripes, although EMV cards may have magnetic stripes.  We also produce dual-interface EMV cards that have both contact and contactless functionality. We continuously work to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and our customers.  We have invested in CPI Metals TM, a premium product capability, in response to the market.  We believe that our technological and operational capabilities, combined with our specific focus on the Financial Payment Card market, gives us a competitive advantage. We have developed and acquired intellectual property over our operating history and hold 25 U.S. patents, including five patents related to our CPI Metals TM card solution, 18 foreign patents, as well as 21 pending U.S. and foreign patent applications.

•

Experienced Management Team.  We have built an experienced management team, and strengthened the team with additions of certain key executives during 2018.  The leadership team has energized the organization to focus on customers, accountability, and delivering results.

Our Strategy

We are a payment technology company that provides end-to-end debit, credit and prepaid payment solutions delivered physically, digitally and on-demand. Our goal is to be our customers’ partner of choice by providing market-leading quality products and customer service with a market-competitive business model. We believe we are well-positioned for success given our diversified business model, history of innovation and ability to evolve with the needs and expectations of our customers. By helping our customers elevate the customer experience, we foster compelling connections between people and technology through traditional and next generation solutions that build brands and enhance people’s everyday lives.

A Customer-Centric Culture

We aim to inspire and satisfy our customers by redefining experiences that may have traditionally seemed rigid and complex, and offering market-leading quality and service. Based on our core values of customer first, accountability, teamwork, excellence, integrity and results, our strong team of dedicated, passionate employees has helped build CPI into a leading provider of high quality products with a laser-focus on service. With our full and expanding suite of catalytic and competitively differentiated products and services, we offer our customers choice, convenience and control by providing flexibility in timing, design, product options, and overall utility.

Innovation and Growth

We strategically invest in innovation and quality to create a strong foundation for growth.  We continuously work to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and exceed customers’ expectations.

Our Products and Services

EMV® Financial Payment Cards (Contact, Contactless, and Dual-Interface)

We produce both plastic and metal contact EMV cards, which feature an integrated circuit that interfaces with an EMV payment terminal over a contact plate on the surface of the card when inserted into an EMV-enabled payment terminal. We also produce contactless EMV cards, and dual-interface EMV cards, which feature an RFID antenna that utilizes near field communications (“NFC”) technology to allow transactions to process on a contactless basis when the card is brought within the requisite proximity to an NFC-enabled payment terminal.  The dual-interface EMV cards additionally include the contact EMV technology.

Non-EMV Financial Payment Cards and Retail Gift Cards

We produce non-EMV cards that utilize magnetic stripes, contactless cards which utilize NFC technology, and cards that include both magnetic stripes and NFC technology. In addition, we produce non-EMV cards that are issued on the networks of the Payment Card Brands, as well as retail gift cards (which are not issued on the network of the Payment Card Brands).

Card Data Personalization and Fulfillment

We provide data preparation and card data personalization solutions for debit, credit and Prepaid Debit Cards in contact EMV, dual-interface EMV, and non-EMV card formats. Our personalization services are technology-driven and provide a wide range of card customization options, using advanced processes to personalize (encode, program and emboss with data such as cardholder name and account number) and fulfill cards to individual cardholders. Our services provide customers with visibility to manage card stock inventory and fulfillment materials.  In addition, we provide EMV data script development services for our customers and in certain cases generate PIN numbers and mailers on their behalf. We offer patented card design software, known as MYCA™, which provides our customers and their cardholders the ability to design cards on the internet and customize cards with individualized digital images. We also provide consultation and card design services to further assist customers in card customization.

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

Instant Card Issuance Systems and Services

We offer Card@Once ®, our proprietary and patented instant card issuance system and services, which provides our card issuing bank customers the ability to issue a completely personalized permanent debit or credit card within the bank branch to individual cardholders upon demand. Our instant issuance system is enabled by cloud-based software that securely transfers data from our servers to the card branch to encode a magnetic stripe, an EMV card, or a dual-interface EMV card, and personalizes the card on a desktop output terminal in a process which is certified by Mastercard ® and Visa. Our instant issuance system generates both system sales and recurring revenue from software as a service, card personalization and sales of cards and consumables.

CPI On-Demand TM Solutions

Through our CPI On-Demand services, we are able to produce images, personalized payment cards and related collateral on a one-by-one, on demand basis for our customers, enabling individualized offerings and reducing waste and inventory.  Our service offering includes online ordering of a customized payment card through a program manager, with direct fulfillment to a consumer.  While not significant to our 2018 financial results, we believe the CPI On-Demand solution will further differentiate us with our financial institution customers, and we believe it will enable us to further penetrate new, business-to-business and business-to-consumer verticals such as healthcare, transit, payroll, corporate incentives, benefits and insurance.

Digital Services

While not currently significant to our financial results, we are focusing on enabling digital services and payments, including self-service card customization, on demand fulfillment, order lifecycle management, customer inventory management, EMV® key management, and other innovative solutions, such as digitizing and securely delivering payment credentials as a virtual payment method.

Suppliers

One of the most important components of our products is the EMV microchip. While we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them, the objective of our procurement strategy is not to depend on any single supplier. We obtain our components from multiple suppliers located in South Korea, France, Germany, and Singapore, primarily on a purchase order basis. Our main suppliers of EMV microchips are four leading international manufacturers. Approximately 88% of our purchased EMV microchips for the year ended December 31, 2018 came from these four main suppliers. The other key components for our products are substrates (such as PVC), antennas and inlays which we also source from multiple suppliers. We continuously monitor supply chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation and price.

Customers

In the United States, we categorize our customers as follows: large issuers, small to mid-sized issuers, prepaid debit issuers, program managers, Group Service Providers, and card processors. Our diverse customer base includes some of the largest issuers of credit and debit cards in the United States and the largest U.S. Prepaid Debit Card program managers. Our top customer represented approximately 19% of our net sales for the year ended December 31, 2018. Our top five customers represented approximately 39% of our net sales for the year ended December 31, 2018, and we have been serving these customers for an average of greater than 10 years.

We generally enter into master purchase or service agreements that govern the general terms and conditions of our commercial relationships. We then enter into a purchase order or other short-term arrangements that define the quantities of products to be delivered or services rendered, and other terms specific to the order as appropriate. Usually, our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis.

Production and Services

Our production and services strategy has several key facets. We have a large network of integrated high-security facilities that we leverage to balance customer orders, expand the array of products and services available to our customers, provide consistent supply and execute short lead times. Our facilities and operating processes are designed to provide a differentiated level of service to each of our key customer sets. For example, we have the processes and capabilities to:

•	execute high-volume production runs that allow us to meet the competitive price points of large orders;
•	execute lower-volume, highly customized runs that allow us to meet the high-service and quick-turn needs of smaller orders, as well as on-demand solutions; and
•

meet the specific needs of our Prepaid Debit Card customers, as an industry leader in tamper-evident secure card packaging, and through our expertise and capabilities specifically designed for this retail prepaid market.

As of December 31, 2018, we operate approximately 446,000 square feet of facilities in the United States and Canada where we focus on Financial Payment Card production and personalization services. See Part I, Item 2, “Properties” of this Annual Report on Form 10-K for information on the operations of each facility.

We rely on secure ground and secure air freight to deliver finished products to our banking customers. Due to the high-security nature of the Financial Payment Card products we provide to our banking customers, certain products must be shipped to these customers via a secure method, such as armored vehicle. With respect to customers for whom we fulfill individual and personalized debit and credit cards, we utilize the U.S. and Canadian postal services to deliver these cards directly to individual cardholders. For other customers, we predominately deliver our products via regular ground and air freight.

Sales and Marketing

We market ourselves as a leader and trusted partner in payments, seeking to meet or exceed the needs of our customers through high quality and meaningful, innovative products at competitive prices. We work to strategize and collaborate with our customers to bring them valuable and innovative solutions. We have approximately 30 sales representatives that give us a wide geographic reach across the United States and Canada. Our sales representatives offer a complete end-to-end solution that incorporates the full spectrum of our products and services from concept to delivery. Our sales and marketing strategy focuses on strengthening our relationships with existing customers through a consultative approach that includes cross-selling expanded services. We leverage the strength of our full-service offerings to attract new customers. Our marketing efforts focus on the needs of our specific types of customers. By tailoring our marketing strategy to different customer segments, we are able to provide relevant targeted solutions to meet their individual needs. We utilize an array of different marketing communications and thought leadership across various industry publications, editorial white papers, case studies, conferences and trade shows, print and digital advertisements, educational webinars, podcasts, and blogs to introduce our existing customers and new customers to innovations in the payments market. Through these efforts, we drive customer retention and satisfaction, and have been able to attract new customers.

Competition

The market for products and services in the payment card industry is highly competitive. Some of our competitors possess substantially greater financial, sales and marketing resources than we do, and therefore have substantial flexibility in competing with us, including through the use of integrated product offerings and competitive pricing. Competitive factors for our business include product quality, security, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price.

Our products and services compete with other card manufacturers and card solutions providers. We believe we are in competition with IDEMIA (formerly known as Oberthur Technologies S.A.), Giesecke & Devrient GmbH,  Valid S.A., Gemalto NV, CompoSecure L.L.C., Multi Packaging Solutions, Inc., and Arroweye. Certain existing and potential customers also have the ability to personalize Financial Payment Cards in-house. In addition, we compete with customers that offer transaction processing products and services to financial institutions.

Intellectual Property

We own and control various intellectual property rights, such as patents, trade secrets, confidential information, trademarks, service marks, tradenames, copyrights and applications. We have been party to certain patent cross-license arrangements with industry participants and may, from time to time, enter into similar commercial agreements should we consider it necessary or beneficial for our business.

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards for intellectual property protection throughout the world. As of December 31, 2018, we had 35 U.S. and foreign trademark registrations and applications, 25 existing U.S. patents, 18 foreign patents, as well as 21 pending U.S. and foreign patent applications. Our patents have an average remaining maturity of 12 years, and our trademarks will be due for renewal for additional ten or fifteen-year periods on an ongoing basis.

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

Regulation

Privacy and Data Security

In the course of our business, we receive personally identifiable information of cardholders from our customers, either from a financial institution or through a card processor on behalf of a financial institution. Such information includes names, email and physical addresses, card account numbers and expiration dates. As a service provider to financial institutions in the United States, we are subject to certain Federal Trade Commission requirements, the privacy provisions of the Gramm-Leach-Bliley Act (the “GLBA”) and its implementing regulations and, as applicable, with various other federal and state privacy statutes and regulations, and the PCI Security Standards Council’s Data Security Standards, each of which is subject to change at any time. Outside of the United States, we are subject to privacy laws and regulations of numerous countries and jurisdictions. The interpretation and application of these privacy and data protection laws are often uncertain and in a state of flux.

In order to comply with our obligations under applicable privacy laws and regulations and our contractual agreements with our customers, we are required to implement adequate policies and safeguards to protect the privacy of personally identifiable information we receive. As part of their compliance with these requirements, each of our U.S. customers is expected to have a program in place for protecting personally identifiable information and responding to unauthorized access to, or use of, personally identifiable information that could result in substantial harm or inconvenience to consumers, as required by law. A majority of U.S. states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, which could result in significant costs to us and significant damage to our reputation.

We are also subject to requirements from the Payment Card Brands, which require us to meet certain security standards in order to achieve certification that allows us to produce and personalize Financial Payment Cards issued on their networks. These standards include extensive requirements with respect to the physical characteristics of our facilities, as well as our electronic treatment and storage of cardholder data. We believe that we have developed significant expertise in acquiring and maintaining these certifications, and have invested significant capital to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the long, complex and costly certification process may serve as a significant barrier to new entrants to our market.

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

Financial Services

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts, and credit unions. However, as a provider of products and services to these financial institutions, our operations may be examined by various state and federal regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal inter-agency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution clients to include certain provisions in their contracts with service providers like us and to conduct ongoing monitoring and risk management for third party relationships. In addition, we engage independent auditors annually to review certain of our operations to provide internal control evaluations for our customers’ auditors.

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

In 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; introduce more stringent regulatory capital requirements; implement changes to corporate governance and executive compensation practices; and require significant rule-making. The Dodd-Frank Act has generated numerous new regulations that have imposed compliance costs. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers” which the CFPB has defined to include service providers, like us, to CFPB supervised banks and nonbanks. The CFPB has in the past and may in the future issue regulations that may require us to make compliance investments. It is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential clients.

Employees and Labor

As of December 31, 2018, our businesses employed approximately 1,100 employees.  We have never experienced any work stoppages or strikes as a result of labor disputes.  We consider our relations with employees to be good.

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

Item 1A.  Risk Factors

Our outstanding indebtedness may impact our business and our results of operations and may restrict our ability to grow; the covenants and restrictions of our credit facility and other loans could make it difficult or impossible to timely make our debt service payments or refinance our debt when it comes due.

We maintain a substantial amount of debt, and we may incur additional debt in the future to help fund our business.  Our substantial indebtedness and interest expense could have important consequences to us, including:

•

limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, expanding our infrastructure, capital expenditures and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest and/or service our debt;

•	impacting our cash flows, results of operations and financial condition as interest rates rise, as our First Lien Credit Facility is entirely floating rate debt;
•

requiring us to seek to incur further indebtedness in order to make the capital expenditures and other expenses or investments necessary to operate the business to the extent our future cash flows are insufficient;

•	limiting our ability to retain existing customers and/or attract new customers due to the significant amount of debt and the related implications of such debt;
•

limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our strategy, and other expenses or investments planned by us;

•	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;
•	limiting our ability to satisfy our obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness);
•	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;
•	placing us at a competitive disadvantage as compared to our competitors that are less leveraged;
•	limiting our ability to timely make our debt service payments;
•	limiting our ability, or increasing the costs, to refinance indebtedness, when our Revolving Credit Facility matures on August 17, 2020 and our First Lien Term Loan matures on August 17, 2022;
•	limiting access to supply chain and vendor terms, and
•	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally.

In addition, the terms of our First Lien Credit Facility restrict, and covenants contained in agreements governing indebtedness in the future may restrict, our ability to operate our business and to pursue our business strategies.  Among other things, our First Lien Credit Facility restricts our ability to:

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

Our failure to comply with any of these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness under the First Lien Credit Facility.  Moreover, these restrictions, as well as the limitations described above, could have a material adverse effect on our business, financial condition, results of operations and prospects.  If we are unable to satisfy our obligations under our indebtedness as they become due, or if we are unable to pay our interest obligations we would be rendered insolvent.

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

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, disrupt our internal operations, harm perception of our products, and expose us to litigation and/or regulatory penalties, which could have a material adverse effect on our business and our reputation.

In operating a Financial Payment Card business, we manage large amounts of personally identifiable information of cardholders, including cardholder names, account numbers and similar information.  The reliability and security of our information technology (“IT”) infrastructure and our ability to protect sensitive and confidential information for our customers, which include many financial institutions, is critical to our business.  Our handling of such information makes us a potential target of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from unauthorized use of or access to computer systems (including from internal and external sources).  A breach of our security defenses could result in a loss of our intellectual property, the release of sensitive cardholder information, customer or employee personal data, or the loss of production capabilities at one or more of our production facilities.  These types of incidents have become more prevalent and pervasive across industries, including in our industry.

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

In addition, we are subject to significant security and privacy regulations.  Some state and federal laws impose, or in the future may impose, privacy and security requirements on us.  For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which will, among other things, require covered companies to provide certain disclosures to California consumers and allow such consumers to opt-out of certain sharing of personal information, when it goes into effect on January 1, 2020.  The CCPA has already been amended and it remains unclear whether it will be further amended or how it will be interpreted. The prospect of new data privacy laws and ambiguity regarding the interpretation of existing laws has resulted in significant uncertainty and compliance costs.  Congressional committees have recently held preliminary hearings about the advisability of a federal data privacy law, but it is uncertain whether the U.S. government would adopt such a law and whether it would preempt state data privacy laws.  Although we monitor regulatory developments in this area, any actual or perceived failure by us to comply with these requirements could subject us to significant penalties and negative publicity and require changes to our business practices.  Making these changes is, and will likely continue to be, difficult and expensive.  Investigations by the regulators of data security laws could also result in the payment of fines and harm our reputation.  Private actions by affected individuals or our customers could also result in significant monetary or reputational damage.

Interruptions in our operations, particularly in our IT systems, could have a material adverse effect on our business and reputation.

Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, including the operation of complex IT systems.  In addition, a significant portion of the communication between our employees, customers, and suppliers depends on our IT systems.  The reliability of our IT infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs, are critical to our business.

We depend on data centers and computing infrastructure operated by third parties to serve customers and operate certain aspects of our services.  While we control and have access to applications and data that are hosted in these external locations, we do not control the operation of these facilities or in some cases the hardware and infrastructure within them.  Any disruption of, interference at, or inability to keep up with our needs for capacity by our third-party data center or hosted infrastructure partners could interrupt our business operations.  In addition, any problems faced by our third-party data center operations or hosted infrastructure partners, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers.  Any interruption in our business applications, systems or networks, including, but not limited to, new system implementations, server downtime, facility issues or energy blackouts, could have a material adverse impact on our operations, sales and operating results.

Not only could we suffer damage to our brand and reputation in the event of a system outage or data loss or interruption, but we may also be liable to third parties, including our customers.  Some of our contractual agreements with financial institutions require the payment of penalties if our systems do not meet certain operating standards, and failure to operate in accordance with the standards of one or more of the Payment Card Brands could result in a loss of the certification of our facilities, any of which could have a material adverse effect on our business.  In addition, to successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control.  We have established certain protective measures in an effort to ensure the continuation of core business operations in the event that normal operations could not be performed due to a catastrophic event.  However, these measures may be insufficient to prevent or limit the damage from any future disruptions, and any such disruption could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in production at one or more of our facilities may have a material adverse impact on our business, results of operations and/or financial condition.

Any serious disruption at any of our facilities could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses.  Our other facilities may not have sufficient capacity, may not have the specialized equipment necessary, may have higher production costs, may take significant time to increase production or may fail to meet our customers’ requirements, any of which could negatively impact our business, results of operations and/or financial condition. Long‑term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

Additionally, a significant amount of certain specialized manufacturing capacity is concentrated in single-site location.  Due to the specialized nature of the assets, in the event such a location experiences disruption, it may not be possible to find replacement capacity quickly or substitute production from our other facilities.  Accordingly, disruption at a single-site manufacturing operation could significantly impact our ability to supply our customers and could produce severe impact on us.

If we fail to meet the continued listing standards of NASDAQ, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the NASDAQ Capital Market (“NASDAQ”).  As a condition of the continued listing of our common stock, NASDAQ generally requires that, among other requirements, (i) we maintain at least $2.5 million in stockholders equity, or $35.0 million in market capitalization, or $0.5 million in net income from continuing operations, in either the last fiscal year, or two out of the last three fiscal years, and (ii) we maintain a minimum bid price of $1.00 per share.  As of December 31, 2018, we had $149.6 million in stockholders’ deficit.  Our net loss from continuing operations was $14.8 million and $23.1 million for the years ended December 31, 2018, and 2017, respectively. As of March 4, 2019, our market capitalization was approximately $40.2 million.  There can be no assurance that we will be able to maintain compliance with the requirements for continued listing of our common stock on NASDAQ.  If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market.  We believe our stock would likely remain listed on the Toronto Stock Exchange (TSX). Any delisting from NASDAQ could result in significant material adverse consequences for our stockholders, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities.  Furthermore, if our common stock were delisted it could adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

We may be unable to adequately protect our trade secrets and intellectual property rights against misappropriation or infringement, which may have a material adverse effect on our business.

Our ability to protect our intellectual property is important to our business.  We depend on patents and other intellectual property rights to protect our products, proprietary designs, and technological processes against misappropriation by others.  There is no assurance that our existing or future patents will not be challenged, invalidated or circumvented.  Furthermore, we may have difficulty obtaining additional patents and other intellectual property protections in the future.  The patents and intellectual property rights that we receive may be insufficient to provide us with meaningful protection or commercial advantage.  Moreover, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we provide services.

Our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers may not succeed.  We actively seek to protect our proprietary rights and trade secrets by engaging in litigation and by entering into confidentiality agreements with our employees, consultants and strategic partners and controlling access to and distribution of our technologies, documentation and other proprietary information.  Nevertheless, unauthorized parties may attempt to copy aspects of our products or technologies or to obtain and use information that we regard as proprietary and may use such information to interfere with our customers.  Enforcing our intellectual property rights may also cause us to incur significant costs.  These costs and other consequences from the unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition and results of operations.

Irrespective of our intellectual property rights, we may be required to defend against alleged infringement of the intellectual property rights of others.  Our products may contain technology provided to us by other parties such as suppliers or customers.  We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party.

Companies in our industry aggressively protect their intellectual property rights.  From time to time, we receive notices or are named in litigation that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights or that challenge the validity of our patents.  In addition to the costs and distraction that result from intellectual property litigation, an adverse determination in these types of disputes could prevent us from offering some of our products and services or from enforcing our intellectual property rights.  Settlements can involve royalty or other payments that could reduce our profit margins and may have a material adverse effect on our financial results.  Our suppliers, customers and licensors may not be required to fully indemnify us for the costs of defending against infringement claims.  In addition, we may be required to indemnify some customers and strategic partners related to allegations, regardless of merit, that our products infringe on the intellectual property rights of others.

We also face risks related to open source software.  Our software may be derived from open source software, which is generally made available to the public by its authors and/or other third parties.  Open source software is often made available under licenses, which impose certain obligations in the event we distribute derivative works of the open source software.  These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works on terms different from those customarily used to protect our intellectual property.  With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software.  Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software.  Usage of open source software can lead to greater risks than the use of third‑party commercial software, as open source licensors generally do not provide warranties, controls on the origin or development of the software, or remedies against the licensors.  Many of the risks associated with open source software cannot be eliminated and could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to retain our existing customers or identify and attract new customers could have a material adverse effect on our business.

A substantial portion of our net sales is derived from several large customers.  Our top five customers accounted for approximately 39% of our net sales for the year ended December 31, 2018.  Our ability to provide products and services to these customers and our other customers and meet very high quality standards in a timely manner is critical to our business success.  For example, one of the key services that we offer our customers is the prompt and timely production and delivery of replacement debit or credit cards.  Orders for replacement debit or credit cards often are placed on short notice and may require personalization.  If we are unable to offer these and our other products and services in a timely manner, our relationships with our customers may be adversely affected and we may lose contracts.

In addition, our continued business relationship with our customers may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, pricing pressures or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions.  Because our contractual arrangements include neither exclusivity clauses nor commitments to order specified quantities of products on a medium or long-term basis, there is no guarantee that we will be able to renew or win contracts or purchase orders in a given year.

If we experience difficulty attracting and retaining customers, our business, financial condition and results of operations may be materially and adversely affected.

We face competition that may result in a loss of our market share and/or a decline in our profitability.

Our marketplace is highly competitive, relatively saturated, and increasingly consolidated.  We expect these market dynamics to continue as new product markets develop, companies develop lower-cost production processes, our competitors consolidate, and other competitors attempt to enter the markets in which we operate.

Some of our competitors have larger global customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other capabilities than we do.  These competitors may be able to adapt more quickly to new technological requirements and changes in customer and/or regulatory requirements and to leverage their scale to lower production costs and prices.  We also face competition from newly established competitors, suppliers of products and customers who choose to develop their own products and services.

Existing or new competitors may develop products, technologies or services that more effectively address our markets with enhanced features and functionality, greater levels of integration and/or lower cost.  As the technological sophistication of our competitors and the size of the market increases, competing low‑cost producers could emerge and grow stronger.  These dynamics could result in declining average selling prices and reduced gross margins in our businesses.   If we cannot sufficiently reduce our production costs or develop new products, technologies or services, we may not be able to compete successfully and we may lose market share, which could have a material adverse effect on our business, financial condition and results of operations.

The ability to recruit, retain and develop qualified personnel is critical to our success and ability to grow.

Our business functions are complex and require wide‑ranging expertise and intellectual capital.  For us to successfully compete and grow, we must retain, recruit and develop personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs.  In addition, we must develop our personnel to provide succession plans capable of maintaining continuity in the midst of the inevitable unpredictability of human capital.  However, the market for qualified personnel is highly competitive, particularly in the states in which our operations are concentrated.  This may result in market increases in compensation.  Our efforts to retain and develop personnel may also result in significant additional expenses, which could have a material adverse effect on our profitability.  Even then, we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors.  In addition, our key personnel may not continue to be employed or we may be unable to attract and retain qualified personnel in the future.  Any failure to retain or attract employees or key personnel could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to sell, exit or reconfigure businesses or facilities that we determine no longer meet with our strategy or that should be consolidated.

In executing our strategy, we have experienced consolidation of certain of our facilities and/or the divestiture of certain of our businesses.  We will continue to evaluate such opportunities.  Any such consolidation or divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

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

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and industry trends, as well as precise technical execution.  The successful development of new products may require us to undertake time-consuming and costly development activities, and we may experience difficulties or challenging market conditions that could delay or prevent the successful development, commercialization and marketing of these new products, including, for example, limited market acceptance of dual-interface EMV technology in the United States.  Before we can commercialize any new products, we may need to expend significant funds in order to conduct substantial research and development.  If we have difficulty producing innovative products, there could be a material adverse effect on our revenue, results of operations, reputation and business.

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

Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success.  We may not be successful in developing, marketing or selling new products and services that meet these changing demands.  In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance.  We continually engage in efforts to innovate and upgrade our products and services.  If we do not complete or gain market acceptance of new products, services and technologies, it would likely have a material adverse effect on our ability to retain existing customers or attract new ones.  For example, one of our growth opportunities is the potential adoption of dual-interface EMV cards by U.S. card issuing banks.  Banks may be delayed in transitioning to the issuance of dual‑interface EMV cards due to increased costs and other factors.  If these entities do not deploy dual‑interface EMV technology or do so less quickly and/or completely than we expect, our ability to grow could be significantly affected which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to develop and deliver new products and services successfully will depend on various factors, including our ability to:

•	effectively identify and capitalize upon opportunities in new and emerging product markets;
•	invest resources in innovation and research and development;
•	complete and introduce new products and integrated services solutions in a timely manner;
•	license any required third‑party technology or intellectual property rights;
•	qualify for and obtain required industry certification for our products;
•	comply with applicable data protection regulations; and
•	retain and hire talent experienced in developing new products and services

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

Furthermore, in periods of industry overcapacity or when our customers encounter difficulties in their end‑markets, orders are more exposed to cancellations, reductions, price renegotiations or postponements, which in turn reduce our management’s ability to forecast the next quarter or full‑year production levels, net sales, profits and cash flows.  For these reasons, our net sales and operating results and cash flows may differ materially from our expectations as visibility is reduced.  This may have a material adverse effect on our business, financial condition and results of operations.

Our long-lived assets represent a significant portion of our total assets, and we may never realize their full value.

Our long-lived assets recorded as of December 31, 2018 were $121.7 million, representing 59% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $39.1 million, as our operations require significant investments in machinery and equipment.

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

During the second quarter of 2018, we recorded an impairment charge of $7.6 million on the long lived assets in our U.K. Limited segment. During the fourth quarter of 2018, based on the goodwill impairment test performed annually as of October 1, there were no other impairment charges necessary.  See Part II, Item 8, Financial Statements and Supplementary Data, Note 7 “Goodwill and Other Intangible Assets,” and Note 4 “Discontinued Operations and Dispositions” in this Annual Report on Form 10-K for more information.

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

We make significant investments to our network of high‑security facilities in order to meet these standards and criteria, including investments required to satisfy changes adopted from time to time in their respective standards and criteria.  Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have constituted in the past an important part of our revenue and profitability.  For the year ended December 31, 2018, the vast majority of the products we produced and services we provided were subject to certification with one or more of the Payment Card Brands.  If we were to lose our certification from one or more of the Payment Card Brands, Interac (in Canada), or PCI certification for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the networks of the Payment Card Brands.  If we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

A disruption in our operations or supply chain could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain or information technology, product quality control, as well other external factors over which we have no control. One of the most important components of our products is the EMV microchip. We obtain our components from multiple suppliers located in South Korea, France, the United States and Singapore, primarily on a purchase order basis. Key components for our products include EMV microchips, substrates (such as PVC), modules, antennas, and inlays, which we source from a few key suppliers.  Changes in the financial or business condition of our suppliers could subject us to losses or adversely affect our ability to bring products to market. Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, and in a timely manner could adversely affect our customer service levels and overall business. For example, we have in the past experienced delays in our supply chain, which made it difficult to produce our products in a timely manner. In addition, any increases in the costs of goods and services for our business may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations.

Risks associated with reduced levels of consumer and business spending could adversely affect our business, financial condition and results of operations.

Our business depends heavily on the overall level of consumer and business spending. Our revenue is exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic condition, particularly in the United States, or increases in interest rates may adversely affect our financial performance by reducing the demand for our Financial Payment Card solutions or reduce the purchase of our higher margin products. If a downturn occurs, credit card issuers may reduce credit limits, close accounts, and become more selective with respect to whom they issue credit cards. These and other changes in economic conditions could also adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.

Costs relating to product defects, and any related product liability and warranty claims may materially adversely affect our business

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

Most of our chips, as well as certain other raw materials, are imported from companies located outside of the United States.  The U.S. government has already imposed tariffs on imports from certain countries and may impose further tariffs and/or trade restrictions.  The current U.S. administration has also expressed antipathy towards certain existing international trade agreements.  Any of these factors could depress economic activity, restrict our access to suppliers and have a material adverse effect on our business, financial condition and results of operations.

These tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes to the products covered by additional tariffs and to the countries included or excluded from such tariffs. The ultimate reaction of other countries, and the impact of these tariffs or other actions on the United States and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade.

We may become subject to additional sales tax collection obligations and claims for uncollected amounts.

In recent years, a number of states have adopted or considered adopting legislation requiring out-of-state sellers to collect and remit sales tax on sales transactions into those states where they have no physical presence. The United States Supreme Court’s June 2018 decision in South Dakota v. Wayfair, Inc. significantly increased the ability of states to impose sales tax collection responsibilities on out-of-state sellers. The ruling is widely expected to result in an increased number of states seeking to expand the applicability of their own laws regarding sales tax “nexus.” If this occurs, we could become subject to additional costs and administrative requirements to collect and remit sales tax in additional jurisdictions. Further, we may be subject to the retroactive assessment of state or local sales taxes in certain jurisdictions. Such assessments may adversely affect our future cash flow and financial results.

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

We are required to comply with complex laws and regulations in the United States and other countries and are exposed to business risks associated with our international operations.

We are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, and labor and health and safety laws and regulations in each jurisdiction in which we operate.  There are a number of risks associated with international business operations, including political instability (e.g., the threat of war, terrorist attacks or civil unrest), inconsistent regulations across jurisdictions, unanticipated changes in the regulatory environment, and import and export restrictions.  Any of these events may affect our employees, reputation, business or financial results as well as our ability to meet our objectives.

We may not be in full compliance at all times with the laws and regulations to which we are subject and we may not have obtained the permits, authorizations, or licenses that we need.  Any failure to comply with applicable laws or regulations could result in fines or sanctions.  In such a case, or if any of these international business risks were to materialize, there could be a material adverse effect on our business, financial condition and results of operations.

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

Our majority stockholders have the ability to control significant corporate activities

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital), own approximately 37% and 22% of our common stock, respectively, as of December 31, 2018.  As a result of their ownership, the Tricor Funds, so long as they collectively hold a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision‑making with respect to our business direction and policies.  Matters over which the Tricor Funds, directly or indirectly, exercise control include:

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

Tricor Funds may divest all or some of their ownership of our common stock at any time, either through sale on the open market or through a distribution to the participants in the funds.  If Tricor Funds or the participants in the funds cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock.

Conflicts of interest may arise because directors who are principals of our largest stockholder constitute a substantial portion of our board of directors.

Messrs. Bradley Seaman and Nicholas Peters, who are officers or affiliates of Parallel49 Equity (and its predecessor), serve on our board of directors.  The Tricor Funds, our majority stockholders, are funds controlled by Parallel49 Equity and its affiliates.  Parallel49 Equity and entities controlled by it may in the future hold equity interests in entities that directly or indirectly compete with us, and companies in which it currently invests may begin directly or indirectly competing with us.  As a result of these relationships, when conflicts between the interests of Parallel49 Equity, on the one hand, and of other stockholders, on the other hand, arise, these directors may not be disinterested.  Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us.  Our certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Parallel49 Equity or any entity that controls, is controlled by or under common control with Parallel49 Equity (other than any company that is controlled by us) or any investment funds managed by Parallel49 Equity will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.

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

•

following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, stockholder action may only be taken at a special or regular meeting and not by written consent, and special meetings may only be called by a majority of the total number of directors that we would have if there were no vacancies on our board of directors

•	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings
•	allowing only our board of directors to fill vacancies on our board of directors; and
•

following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, super‑majority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation

We have entered into a director nomination agreement (the “Director Nomination Agreement”) with the Tricor Funds that provides the Tricor Funds the right to designate nominees for election to our board of directors for so long as the Tricor Funds collectively beneficially own 5% or more of the total number of shares of our common stock then outstanding.  The number of nominees that the Tricor Funds are entitled to designate under the Director Nomination Agreement bears the same proportion to the total number of members of our board of directors as the number of shares of common stock beneficially owned by the Tricor Funds bears to the total number of shares of common stock outstanding, rounded up to the nearest whole number.  In addition, the Tricor Funds are entitled to designate the replacement for any of its board designees whose board service terminates prior to the end of such designee’s term regardless of the Tricor Funds’ beneficial ownership at such time.  The Tricor Funds also have the right to have their designees participate on committees of our board of directors, subject to compliance with applicable law and stock exchange rules.  The Director Nomination Agreement will terminate when the Tricor Funds collectively own less than 5% of our outstanding common stock.

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

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.  In addition, the potential issuance of preferred stock may delay or prevent a change in control of us or discourage bids for our common stock at a premium over the market price.

In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

Any issuance of preferred stock could adversely affect holders of our common stock, which could depress the price of our common stock.

Our board of directors has the authority to issue preferred stock and to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders.  Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock.  The potential issuance or issuance of preferred stock may adversely affect the market price and the voting and other rights of the holders of our common stock.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Information regarding each of our facilities is set forth below.

Location	Operations	Square Footage	Owned/ Leased
Littleton, Colorado (Corporate)	Corporate headquarters facility	12,000	Leased
Littleton, Colorado (Centennial)	Financial Payment Card production	65,000	Leased
Roseville, Minnesota	Financial Payment Card production, card personalization, card packaging services, secure fulfillment	200,000	Leased
Fort Wayne, Indiana	Financial Payment Card production	36,000	Leased
Nashville, Tennessee	Financial Payment Card personalization services and fulfillment	66,000	Leased
Toronto, Ontario	Financial Payment Card and retail gift card production and card personalization services and fulfillment	67,000	Leased

Item 3.Legal Proceedings

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.) (the “Class Action”)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc. in the United States District Court for the Southern District of New York (the “Court”) against CPI, certain of its former officers and current and former directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, asserted claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and sought, among other things, damages and costs. In particular, the complaints alleged that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard and VISA chip cards (collectively, “EMV® cards”) during the first half of fiscal year 2015 and resulting EMV® card inventory levels; and (ii) capacity to purchase additional EMV® cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints alleged that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

On August 30, 2016, the Court consolidated the Vance and Chipman actions and appointed lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. On October 17, 2016, lead plaintiff filed a consolidated amended complaint, asserting the same claims for violations of §§11 and 15 of the Securities Act. The amended complaint was based principally on the same theories as the original complaints, but added allegations that the Registration Statement contained inadequate risk disclosures and failed to disclose (i) small and mid-size issuers’ slower-than-anticipated conversion to EMV® technology and (ii) increased pricing pressure and competition CPI faced in the EMV® market.

On September 21, 2018, the parties executed a stipulation and agreement of settlement (“Stipulation”) to resolve the claims asserted in the amended complaint.  On October 22, 2018, the Court granted lead plaintiff’s motion for authorization to notify the settlement class of the proposed settlement.  After distribution of the notice to the class and a final settlement hearing on February 5, 2019, the Court entered orders on February 6, 2019: (i) approving the proposed settlement; and (ii) granting in part lead plaintiff’s motion for attorneys’ fees and expenses.  On February 25, 2019, the Court entered an order and final judgment dismissing the case, in its entirety, with prejudice.

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

On March 28, 2018, the Court entered the parties’ stipulated order staying the Derivative Suit pending final determination of the Class Action.  Under its terms, the stay of the Derivative Suit will be lifted 30 days after the entry of final judgment in the Class Action which was entered on February 25, 2019.

The Company believes these claims are without merit and is defending the Derivative Suit vigorously.

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al. (2 cases)

First case.  On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado. The complaint asserts that MPS ultra secure gift card packages sold to at least one customer infringe a Company patent on ultrasecure gift card packages. MPS has answered the complaint and counterclaimed for invalidity and noninfringement. The Company’s preliminary injunction request was denied without prejudice after MPS represented that it had voluntarily ceased using the accused technology and will notify CPI before it re-starts. Discovery is underway. MPS’s early motion for summary judgment was denied in August 2017 and its motion to dismiss on jurisdictional grounds was denied in July 2018. The Company’s subsidiary CPI Card Group-Minnesota, Inc., has been added to the case as plaintiff. The Company’s patent will expire in 2028.

In June 2017, MPS filed an Inter Partes Review (“IPR”) petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”) to review the patent at issue in the patent infringement suit. The PTAB instituted the IPR on January 9, 2018. The PTAB entered its final written decision on January 4, 2019, determining that all of the claims in the patent are unpatentable. The Company filed an appeal of this decision to the federal circuit court on March 1, 2019.  The patent infringement suit is administratively dismissed pending the final determination of the patent validity.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is listed on the NASDAQ and the Toronto Stock Exchange (“TSX”) under the symbol “PMTS” and “PMTS.TO”, respectively.

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

	Cash Dividends	NASDAQ ($)		Toronto Stock Exchange (CAD$)
2018	Declared	High	Low	High	Low
First Quarter	$—	$4.13	$2.52	$5.20	$3.20
Second Quarter	$—	$2.98	$2.00	$3.95	$2.66
Third Quarter	$—	$3.95	$1.96	$5.22	$2.53
Fourth Quarter	$—	$3.15	$1.98	$4.03	$2.73

2017
First Quarter	$0.225	$24.51	$20.36	$33.50	$27.90
Second Quarter	$0.225	$20.61	$9.32	$28.10	$11.80
Third Quarter	$—	$15.75	$4.53	$21.95	$5.50
Fourth Quarter	$—	$7.25	$3.44	$9.60	$4.90

Holders

There were eight stockholders of record as of February 22, 2019. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividend

During the year ended December 31, 2017, the Company declared quarterly cash dividends of $0.225 per share payable on April 7 and July 7, respectively. The Company discontinued its quarterly dividend during August 2017.

Issuer Purchases of Equity Securities

There were no shares repurchased under the Company’s stock repurchase plan during the years ended December 31, 2018 and 2017, and the stock repurchase plan expired by its terms during May 2017.

Item 6.Selected Financial Data

Not required due to small reporting company status

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

Company Overview

We are engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which we define as credit cards, debit cards and prepaid cards issued on the networks of Payment Card Brands (Visa, MasterCard, American express and Discover) in the United States of America. We have established a leading position in the Financial Payment Card market through more than 20 years of experience and are focused primarily on this attractive subsector of the financial technology market. Our customers include leading national and regional banks, independent community banks, credit unions, Prepaid Debit Card program managers, Group Service Providers (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) card transaction processors. We serve a diverse set of over 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States of America the largest U.S. Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card transaction processors.

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

In the fourth quarter of 2018, we entered into a definitive agreement to sell our Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale agreement did not include customers for which we only manufacture and personalize Financial Payment Cards.  The transaction is expected to close in the first half of 2019.  The Financial Payment Card business customers of our Canada operations will migrate to our operations in the U.S. or migrate to other service providers before the transaction closes. The divestiture allows us to further optimize our footprint and is consistent with our previously announced plan to better position ourselves to serve customers by focusing on our core businesses.  Our Canadian subsidiary is part of the Other reportable segment.

On August 3, 2018, we completed the sale of our three facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provide personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The transaction was structured as a sale of all of the outstanding shares of CPI Card Group – UK Limited, for total consideration of approximately $4.5 million. During the third quarter 2018, the Company received net cash proceeds of $0.3 million after the repayment of liabilities associated with the United Kingdom facilities, excluding tax benefits related to the structure of the sale. The historical financial position, results of operations and cash flows for the U.K. segment have been restated for all periods presented to conform with discontinued operations presentation. Unless otherwise indicated, information in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.  The operations and cash flows were removed from the Company’s consolidated operating results. In connection with the substantial liquidation of the Company’s U.K Limited segment in the third quarter of 2018, we released the related foreign currency cumulative translation adjustment of $4.0 million from accumulated other comprehensive loss into loss from discontinued operations. U.K. Limited incurred a pre-tax loss from operations of $15.4 million for the year ended December 31, 2018, due to the softness in our U.K. Limited retail sector and a decline in sales relating to certain customers. Additionally, we recorded the following charges during the year ended December 31, 2018: impairment charges of $7.6 million associated with goodwill and customer relationship intangible assets, and a $7.2 million loss on the sale.  The major line items constituting the (loss) income of the discontinued operation were as follows:

	For the year ended
	December 31,
	2018	2017
Total net sales	$10,741	$31,119
Total cost of sales	10,222	24,331
Selling, general and administrative	4,336	5,591
Impairments	7,615	—
Other expense (income), net	4,006	(43)
Pretax (loss) income from discontinued operation	(15,438)	1,240
Pretax loss on sale of discontinued operation	(7,248)	—
Total pretax (loss) income on discontinued operation	(22,686)	1,240
Income tax benefit (expense)	23	(165)
Net income (loss) from discontinued operation	$(22,663)	$1,075

During February 2018, we made the decision to consolidate our three personalization operations in the United States into two facilities to better enable us to optimize operations and achieve market-leading quality and service with a cost-competitive business model.

2018 Summary of Financial Performance

Information below is described on a continuing operations basis.  During the year ended December 31, 2018, net sales increased 14.3% from 2017, to $255.8 million, and we recorded income from operations of $4.6 million compared to $19.3 million loss from operations during 2017.  The operating income margin for the year ended December 31, 2018 was 2%, an increase from operating loss margin of 9% in 2017.  For the year ended December 31, 2018, we recorded net loss from continuing operations of $14.8 million, compared to net loss of $23.1 million in 2017.

Included in loss from operations and net loss from continuing operations during the prior year ended December 31, 2017, were goodwill impairment charges of $19.1 million.  This impairment charge was comprised of $17.2 million related to the U.S. Debit and Credit segment resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1.9 million related to Other which resulted from declines in net sales and operating losses incurred in our Canadian business.  See Note 7 “Goodwill and Other Intangible Assets” in Part II, Item 8, “Financial Statements and Supplementary Data” and “Critical Accounting Policies and Estimates” in this Annual Report on Form 10-K for additional information.

Cash provided by operating activities from continuing operations for the year ended December 31, 2018 was $7.1 million, representing an increase of $3.6 million compared to $3.5 million during the prior year period.

Segment Overview

During the first quarter of 2018, we reorganized our United States business operations and realigned our United States reporting segments to correspond with the manner with which our chief operating decision maker evaluates operating performance and makes decisions as to the allocation of resources. As a result of this realignment, the CPI On-Demand business operations have been moved from the U.S. Prepaid Debit segment into the U.S. Debit and Credit reporting segment, consistent with the other related personalization operations. Segment information for previous periods has been restated to conform with this realignment and current year presentation. The restatement of the prior year segment information was not material.

Our reportable segments were as follows:

•	U.S. Debit and Credit,
•	U.S. Prepaid Debit, and
•	Other.

U.S. Debit and Credit Segment

Our U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact, contactless, and dual interface cards, and CPI Metals TM, a premium product capability. We also sell instant card issuance systems, and Private Label Credit Cards that are not issued on the networks of the Payment Cards Brands (including general purpose reloadable, gift, payroll and employee benefit, government disbursement, incentive, and transit cards). We provide CPI On-Demand services, where we produce images, personalized payment cards, and related collateral on a one-by-one, on demand basis for our customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment operations are each certified by multiple global Payment Card Brands and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council.

U.S. Prepaid Debit Segment

Our U.S. Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The U.S. Prepaid Debit segment operation is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

Other

Our Other segment includes our corporate headquarter costs and a less significant operations that generate revenue from the production of Financial Payment Cards and retail gift cards, and card personalization and fulfillment services in Canada.

Key Components of Results of Operations

Set forth below is a brief description of key line items of our consolidated statements of operations and comprehensive loss.  All line items below are described on a continuing operations basis.

Net Sales

Net sales reflect our revenue generated from the sale of products and services. Product net sales include the design and production of EMV and non-EMV Financial Payment Cards, including contact, contactless, and dual interface cards, and CPI Metals TM.  We also generate product revenue from the sale of our Card@Once® instant issuance equipment and supplies, Private Label Credit Cards and retail gift cards. Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, including CPI On-Demand services, tamper-evident security packaging, fulfillment services and software as a service personalization of instant issuance Financial Payment cards. We also generate services revenue from personalizing retail gift cards primarily in Canada.

As of January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, (“ASC 606”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In accordance with this new standard, certain of our performance obligations are required to be recognized over time as the goods are produced rather than upon shipment, as required under applicable accounting guidance prior to ASC 606,  as those products provide value only to a specified customer, have no alternative use, and we have the right to payment for work completed on such items.  This accelerates the timing of revenue recognition for these arrangements, as revenue will be recognized as goods are produced rather than upon shipment or delivery of goods. See Note 2, “Summary of Significant Accounting Policies” in Part II, Item 8, “Financial Statements and Supplementary Data” and “Critical Accounting Policies and Estimates—Revenue Recognition.” in this Annual Report on Form 10-K for additional information.

Cost of Sales

Cost of sales includes the direct and indirect costs of the products we sell and the services that we provide. Product costs include the cost of raw materials, including microchips in the case of EMV cards and, additionally, RFID assemblies in the case of contactless and dual-interface EMV cards, labor costs, material costs, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Product costs also include desktop card personalization terminals in the case of Card@Once® instant issuance system sales. Services costs include the cost of labor and the potential rising costs associated with labor, raw materials in the case of tamper-evident security packaging, and equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, promotional activity and employee relations.

Gross Profit and Gross Margin

Gross profit consists of our net sales less our cost of sales. Gross margin is gross profit as a percentage of net sales. We include gross shipping and handling revenue and cost in net sales and cost of sales respectively

Operating Expenses

Operating expenses are primarily comprised of selling, general and administrative expenses (“SG&A”) which generally consist of expenses for executive, finance, sales, marketing, legal, information technology, customer service, human resources, research and development, and administrative personnel, including payroll, benefits and stock-based compensation expense, bad debt expense and outside legal and other advisory fees, including consulting, accounting, and software related fees. Operating expense also includes depreciation and amortization expense, and may include impairment charges on tangible and intangible assets, when necessary.

Income (Loss) from Operations and Operating Margin

Income (loss) from operations consists of our gross profit less our operating expenses and impairments, if applicable. Operating margin is income (loss) from operations as a percentage of net sales.

Other Expense, net

Other expense, net consists primarily of interest expense and foreign currency gains and losses.

Net Loss from Continuing Operations

Net loss from continuing operations consists of our income (loss) from operations, less other expense, net, and income tax benefit.

Results of Operations

Year Ended December 31, 2018 Compared With Year Ended December 31, 2017

The table below presents our results of operations, on a continuing operations basis, for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Net sales:
Products	$125,069	$104,459	$20,610	19.7%
Services	130,745	119,285	11,460	9.6%
Total net sales	255,814	223,744	32,070	14.3%
Cost of sales	177,224	155,539	21,685	13.9%
Gross profit	78,590	68,205	10,385	15.2%
Operating expenses (exclusive of impairments shown below)	74,002	68,431	5,571	8.1%
Impairments	—	19,074	(19,074)	*
Income (loss) from operations	4,588	(19,300)	23,888	* %
Other expense, net:
Interest, net	(23,431)	(20,850)	(2,581)	12.4%
Foreign exchange (loss) gain	(311)	517	(828)	*
Other income	16	12	4	33.3%
Loss before income taxes	(19,138)	(39,621)	20,483	51.7%
Income tax benefit	4,339	16,536	(12,197)	*
Net loss from continuing operations	$(14,799)	$(23,085)	$8,286	35.9%
* Not meaningful

Net Sales

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$178,597	$162,216	$16,381	10.1%
U.S. Prepaid Debit	69,199	57,005	12,194	21.4
Other	9,891	11,049	(1,158)	(10.5)%
Eliminations	(1,873)	(6,526)	4,653	*
Total	$255,814	$223,744	$32,070	14.3%
* Not meaningful

Net sales for the year ended December 31, 2018 increased $32.1 million, or 14.3%, to $ 255.8 million compared to $223.7 million for the year ended December 31, 2017. The increase in net sales during 2018 was due to a 10.1% increase in U.S. Debit and Credit and a 21.4% increase in U.S. Prepaid Debit, partially offset by a 10.5% decrease in Other.

U.S. Debit and Credit

Net sales for U.S. Debit and Credit for the year ended December 31, 2018 increased $16.4 million, or 10.1%, to $178.6 million compared to $162.2 million for the year ended December 31, 2017. The increase was primarily due to higher net sales from our emerging products and solutions, including metal cards, dual interface EMV® cards, and Card@Once®.  Metal cards are a premium product, and dual interface EMV cards include additional technology to process contactless transactions and generally have a higher selling price than other contact-only EMV cards.  Partially offsetting these increases was a decline in  EMV® card net sales, excluding metal and dual interface, and non-EMV card net sales.  Volumes of EMV card net sales, excluding metal and dual interface, increased 5% during the year ended December 31, 2018 compared to the prior year, while average selling prices declined on a year over year basis.

U.S. Prepaid Debit

Net sales for U.S. Prepaid Debit for the year ended December 31, 2018 increased $12.2 million, or 21.4%, to $69.2 million compared to $57.0 million for the year ended December 31, 2017. The increase was the result of additional sales volumes from new portfolio wins with existing customers and overall higher volumes from our existing customer base.

Other

Net sales in Other decreased $1.2 million, or 10.5%, from the year ended December 31, 2018, compared to the year ended December 31, 2017, as a result of lower volumes with certain customers.

Eliminations

Amounts include the sales between segments and are eliminated upon consolidation. The decrease in eliminations for the year ended December 31, 2018 compared to the year ended December 31, 2017 is due to less sales between segments.

Gross Profit and Gross Margin

	Year Ended December 31,
		% of		% of
	2018	net sales	2017	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$50,036	28.0%	$45,179	27.9%	$4,857	10.8%
U.S. Prepaid Debit	26,422	38.2%	20,358	35.7%	6,064	29.8%
Other	2,132	19.3%	2,668	24.1%	(536)	(20.1)%
Total	$78,590	30.7%	$68,205	30.5%	$10,385	15.2%

Gross profit for the year ended December 31, 2018 increased $10.4 million, or 15.2%, to $78.6 million compared to $68.2 million for the year ended December 31, 2017.

U.S. Debit and Credit

Gross profit for U.S. Debit and Credit for the year ended December 31, 2018 increased $4.9 million, or 10.8%, to $50.1 million compared to $45.2 million for the year ended December 31, 2017.  The increase in gross profit for U.S. Debit and Credit was driven by more profitable sales mix as noted in the net sales discussion above, partially offset by the acceleration of depreciation expense and restructuring charges relating to the consolidation of our personalization operations.

U.S. Prepaid Debit

Gross profit for U.S. Prepaid Debit for the year ended December 31, 2018 increased $6.1 million, or 29.8%, to $26.4 million compared to $20.4 million for the year ended December 31, 2017. The increase in gross profit and margin was attributed primarily to higher sales volumes, favorable overhead cost absorption, and cost efficiencies.

Other

Gross profit in Other decreased 20.1% in 2018 to $2.1 million from $2.7 million in 2017.  The decrease is a result of lower sales volumes with certain customers and unfavorable overhead cost absorption.

Operating Expenses

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$27,622	$43,053	$(15,431)	(35.8)%
U.S. Prepaid Debit	4,494	3,678	816	22.2%
Other	41,886	40,774	1,112	2.7%
Total	$74,002	$87,505	$(13,503)	(15.4)%

Goodwill Impairments

We perform goodwill impairment testing on an annual basis as of October 1 of each year or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable.  For the year ended December 31, 2018, there was no goodwill impairment necessary for the continuing operations.  Based on the goodwill impairment test performed in the prior year, as of October 1, 2017, we recorded an impairment charge of $19.1 million.  This impairment charge included $17.2 million related to the U.S. Debit and Credit segment resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1.9 million related to Other which resulted from declines in net sales and operating losses incurred in our Canadian business.

U.S. Debit and Credit

The decrease in operating expenses is primarily attributed to the goodwill impairment charge of $17.2 million during the year ended December 31, 2017. Partially offsetting this impairment charge were higher costs associated with the consolidation of our personalization operations and increased employee performance incentive compensation.

U.S. Prepaid Debit

U.S. Prepaid Debit increased $0.8 million, primarily due to increased employee performance incentive compensation, and administrative costs.

Other

Other operating expenses increased $1.1 million due to increased employee performance incentive compensation of $3.4 million and consulting and other administrative costs of $1.6 million.  Partially offsetting these costs were decreased legal costs of $2.2 million. Additionally, we recorded a $1.9 million goodwill impairment charge during the year ended December 31, 2017, relating to the Canada business within the Other segment.

Income (Loss) from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2018	net sales	2017	net sales	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations by segment:
U.S. Debit and Credit	$22,414	12.6%	$2,121	1.3%	$20,293	956.8%
U.S. Prepaid Debit	21,928	31.7%	16,679	29.3%	5,249	31.5%
Other	(39,754)	* %	(38,100)	* %	(1,654)	4.3%
Total	$4,588	1.8%	$(19,300)	(8.6)%	$23,888	123.8%
* Not meaningful

During the year ended December 31, 2018 we had income from operations of $4.6 million compared to loss of $19.3 million for the year ended December 31, 2017. Included in the loss from operations during the year ended December 31, 2017 were the goodwill impairment charges discussed above, totaling $19.1 million.  Operating margins for the year ended December 31, 2018 increased to 1.8% compared to (8.6)% for the year ended December 31, 2017.

U.S. Debit and Credit

Income from operations for U.S. Debit and Credit for the year ended December 31, 2018 increased $20.3 million to $22.4 million compared to $2.1 million for the year ended December 31, 2017.  Operating margins for the year ended December 31, 2018 increased to 12.6% compared to 1.3% for the year ended December 31, 2017, primarily due to higher sales volume and more profitable sales mix, partially offset by charges relating to the consolidation of our personalization operations.  Included in income from operations during the year ended December 31, 2017 were the goodwill impairment charges discussed above, totaling $17.2 million related to the U.S. Debit and Credit segment.

U.S. Prepaid Debit

Income from operations for U.S. Prepaid Debit for the year ended December 31, 2018 increased $5.2 million, or 31.5%, to $21.9 million compared to $16.7 million for the year ended December 31, 2017,  primarily due to increased sales volumes and higher overhead cost absorption, partially offset by increased employee performance compensation. U.S. Prepaid Debit operating income margin for the year ended December 31, 2018 increased to 31.7% from 29.3% for the same period in 2017.

Other

Loss from operations in Other of $39.8 million represented an increased loss of $1.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The larger operating loss was mainly attributable to higher operating expenses, and lower profit in the Canadian business from reduced sales volumes.

Interest, net

Interest expense for the year ended December 31, 2018 increased $2.6 million, or 12.4%, to $23.4 million compared to $20.9 million for the year ended December 31, 2017. The additional interest expense resulted from a higher average interest rate on the First Lien Term Loan during the year ended December 31, 2018 compared to the same period ended 2017.

Income tax benefit

During the year ended December 31, 2018 there was an income tax benefit of $4.3 million compared with an income tax benefit of $16.5 million for the year ended December 31, 2017.  In December 2017, the U.S. government enacted comprehensive tax reform legislation, and the U.S. federal tax rate reduced from 35.0% in 2017 to 21.0% in 2018. The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of a tax benefit recorded during the year ended December 31, 2018 in connection with the U.K. Limited sale, and to a lesser extent, due to state income taxes and federal tax credits. Partially offsetting the increased tax benefit was the establishment of a partial valuation allowance on certain U.S. deferred tax assets and an uncertain tax position reserve.

Net loss from continuing operations

Net loss from continuing operations for the year ended December 31, 2018 was $14.8 million, compared to net loss of $23.1 million for the year ended December 31, 2017.  The change was primarily due to more profitable sales mix, higher sales volumes resulting improved gross margin, offset by lower other EMV® card pricing, and higher operating expenses and interest expense as described above. Contributing to the change was the impairment charge recorded during the year ended December 31, 2017.

Fourth Quarter

Our net sales increased 19.2% in the fourth quarter of 2018 compared to the fourth quarter of 2017.  Net sales for U.S. Debit and Credit increased 23.9% in the fourth quarter of 2018 compared to fourth quarter of 2017. The increase in net sales was primarily due to higher net sales from our emerging products and solutions, including metal cards, dual interface EMV cards, and Card@Once® instant issuance systems.  Volumes of EMV card sales, excluding metal and dual interface, increased 17% during the quarter ended December 31, 2018 compared to the prior year, while average selling prices declined on a year over year basis.

Net sales for our U.S. Prepaid Debit segment increased $1.0 million, or 6.0%, to $17.1 million in the fourth quarter of 2018 compared to $16.1 million in the fourth quarter of 2017. The increase was the result of additional sales volumes from our existing customer base.

Selling, general and administrative (exclusive of depreciation and amortization) expenses increased $1.5 million to $19.9 million in the fourth quarter of 2018 compared to $18.4 million in the fourth quarter 2017. This increase was included employee termination charges of $1.0 million, in our Other segment, related to the sale of our Canadian operations which is expected to close in the first half of 2019.

During the fourth quarter of 2018 there was a loss from operations of $0.4 million compared to a loss from operations of $21.5 million in the fourth quarter of 2017. The decrease in loss from operation was primarily due to the goodwill impairment charges of $19.1 million relating to reporting units within U.S. Debit and Credit and Other, during the three months ended December 31, 2017, as further described above.

Liquidity and Capital Resources

As of December 31, 2018, we had $20.3 million of cash and cash equivalents. Of this amount, $1.4 million was held in accounts outside of the United States.

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

At December 31, 2018, there was $312.5 million outstanding under the First Lien Term Loan.  We have a $40.0 million Revolving Credit Facility, of which $20.0 million was available for borrowing as of December 31, 2018.  Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement.  The First Lien Term Loan and Revolving Credit Facility (collectively, “First Lien Credit Facility”) mature on August 17, 2022 and August 17, 2020, respectively. As of December 31, 2018, our net leverage ratio was 10.9 times Adjusted EBITDA.

Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%.  As of December 31, 2018, the interest rate on our First Lien Term Loan was 7.02% and increased to 7.35% for the first six months of 2019, as the interest rate was reset on the First Lien Term Loan during January 2019.  Total cash interest paid during 2018 was $20.7 million, an increase of $2.2 million compared to the prior year 2017.

The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions. We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.  We do not have a required excess cash flow payment related to 2018, and we were in compliance with all covenants under the First Lien Credit Facility as of December 31, 2018.

During August 2017, we discontinued our quarterly dividend of $0.225 per share. The dividend discontinuation was part of our plan to utilize a greater portion of available cash to reinvest back into the business and fund growth initiatives and to service our debt.

Operating Activities

Cash provided by operating activities from continuing operations for the year ended December 31, 2018 was $7.1 million compared to cash provided by operating activities of $3.5 million during the year ended December 31, 2017. The year over year increase was due to net working capital fluctuations, including accruals in 2018 for employee performance incentive compensation, and income taxes.  Certain working capital fluctuations were partially offsetting the benefit, including an accounts receivable increase from the prior year.  Additionally, during the year ended December 31, 2018, we recorded a lower net loss from continuing operations than compared to the prior year period.  Included in the net loss from continuing operations during the year ended December 31, 2017, were non-cash impairment charges of $19.2 million, which did not impact cash flows from operating activities.   Cash outflows from operating activities relating to our discontinued operation in the U.K., were a result of the decline in sales and operating losses incurred during 2018, and direct costs relating to the sale.

Investing Activities

Cash used in investing activities from continuing operations for the year ended December 31, 2018 was $5.6 million relating to capital expenditures. In 2018, we financed $1.8 million of machinery and equipment under capital leases. In addition to investments in machinery for our Financial Payment Card production and personalization operations, our capital expenditures in 2018 included investments in information technology.  During the year ended December 31, 2017, capital expenditures from continuing operations were $7.3 million.

Financing Activities

Cash used in financing activities for the year ended December 31, 2018 was $0.5 million related to principal payments on capital leases. Cash used in financing activities for the year ended December 31, 2017, primarily related to dividend payments of $7.5 million.

Working Capital

Our working capital relating to continuing operations as of December 31, 2018 was $43.2 million, compared to $52.1 million as of December 31, 2017.  During the year ended December 31, 2018, our cash balance decreased by $2.9 million, and our inventory balance decreased $4.0 million.  Additionally, we had a net decrease in working capital compared to the prior year due to higher accrued expenses of $11.1 million.  The increase to accrued expenses was primarily due to employee incentive compensation accruals.  Partially offsetting these impacts was an increase in accounts receivable of $11.3 million.   Refer to Note 2 in Item 8, Financial Statements, for further discussion of the impacts on the consolidated balance sheet of new accounting guidance for revenue recognition, implemented January 1, 2018.

Contractual Obligations

Not required due to smaller reporting company status.

Cyclical and Seasonal Nature of Business

Financial Payment Cards and Private Label Credit Cards are generally influenced by broader cyclical changes in the economy, with economic downturns resulting in decreases in the demand for our products and services. In particular, prolonged economic downturns typically have resulted in significant reductions in the demand for general purpose credit cards due to tightening credit conditions. Net sales are also influenced by Financial Payment Card renewal cycles.  Additionally, we generally generate higher net sales in the third quarter of the year, as our sales of Prepaid Debit Card solutions are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and services in anticipation of the holiday season in the United States.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2018 and 2017.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported net sales, results of operations and net income, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty, and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

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

In determining the fair values in impairment tests, we use one or more of the following recognized valuation methods:

•	the income approach (including discounted cash flows);
•	the market approach; or
•	the cost approach.

We generally base our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in those fair value measurements include identifying business factors such as size, growth, profitability, risk and return on investment and assessing comparable net sales and earnings multiples. Further, when measuring fair value based on discounted cash flows, we make assumptions about future price levels, rates of increase in net sales, cost of sales and operating expenses, weighted average cost of capital, rates of long term growth and income tax rates. We also consider our market capitalization, adjusted for unallocated monetary assets such as cash, debt, a control premium and other factors determined by management.  Valuations are performed by management or third party valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values used in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Changes to or a failure to achieve our projected business assumptions, including growth and profitability, could result in a valuation that would trigger an impairment of goodwill.

Goodwill and other indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. For impairment evaluations, we first make a qualitative assessment with respect to both goodwill and other indefinite-lived intangibles. In 2017, we adopted ASU 2017-04,  Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in conjunction with our annual impairment testing effective October 1, 2017.  In accordance with ASU 2017-04,  an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. We completed our annual goodwill impairment testing as of October 1, 2018, which resulted in no such impairment charge.

On August 3, 2018, we completed the sale of our United Kingdom facilities that comprised the U.K. Limited reporting segment. We did not retain significant continuing involvement with the discontinued operation subsequent to the disposal. In connection with the sale, we performed a goodwill impairment test and recorded a charge of $6.4 million in the second quarter of 2018.  The impairment was a result of continued market softness in the U.K. Limited segment, resulting in lower sales and margins and an expected sales price below the carrying value of the segment.  We recorded an impairment charge of $1.2 million to customer relationship intangible assets related to the U.K. Limited segment in the second quarter of 2018, which is reported in discontinued operations.

For the year ended December 31, 2017, we recorded impairment charges of $19.1 million, of which $17.2 million related to U.S. Debit and Credit resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1.9 million related to the Other segment which resulted from declines in net sales and operating losses incurred in our Canadian business.

Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to a reporting unit, it no longer retains its identification with a particular acquisition and becomes identified with that reporting unit. Accordingly, the fair value of the reporting unit as a whole is available to support the recoverability of its goodwill.  As of December 31, 2018, all of our goodwill is included within reporting units in our U.S. Debit and Credit segment.

Refer to Note 7, “Goodwill and Other Intangible Assets” and Note 8 “Fair Value of Financial Instruments” in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for certain additional information on goodwill and intangible asset impairments and for further definition of valuation inputs.

Long-lived assets, such as plant, equipment and software, and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Plant, equipment, and leasehold improvements are recorded at cost. Accumulated depreciation is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally 3 to 10 years for equipment, furniture, and leasehold improvements) or, when applicable, the lease term. Maintenance and repairs that do not extend the useful life of the respective assets are charged to expense as incurred. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value.  There were no material long-lived asset impairments recorded for the years ended December 31, 2018 and 2017, relating to the continuing operations of the Company.

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

Revenue Recognition

For periods after January 1, 2018, we account for our net sales as follows:

Products Net Sales:  “Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and billed, we estimate net sales by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are manufactured Financial Payment Cards, including in contact-EMV®, Dual-Interface EMV®, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping.

Services Net Sales:  Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

Customer Contracts:  The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. The contract term as defined by ASU 2014-09 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

Inventory Valuation

Raw materials, and finished goods inventories are valued at the lower of cost or net realizable value, with cost determined using a first-in, first-out, specific identification or weighted-average method. Cost is calculated based upon the price paid for an item at the time it is received by us. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company monitors inventory for events or circumstances that may indicate the net realizable value is less than the carrying value of inventory, such as negative margins, expiration of material usage, and other forms of obsolescence.  We record adjustments to the valuation of inventory, as necessary.  For manufacturing work performed but not completed and billed, inventory costs are recognized through cost of sales as the work is completed, consistent with the recognition of revenue.

Stock-Based Compensation

During October 2015, we adopted the CPI Card Group Inc. Omnibus Incentive Plan (“Omnibus Plan”).  During the years ended December 31, 2018 and 2017, we granted stock options to certain employees. We estimate the fair value of option awards using a Black-Scholes option pricing model or other option pricing models, as we deem appropriate.  Option-pricing models require us to estimate a number of key valuation inputs including expected volatility, expected dividend yield, expected term and risk-free interest rate. The most subjective estimate is the expected volatility of the underlying stock when determining the fair market value of an option granted.  Based on the limited amount of trading history of our common stock, we have partially utilized a peer group to estimate the volatility assumption when calculating the fair value of stock options granted during 2018 and 2017. As we obtain more trading history on our own common stock, our specific trading history and associated volatility has been gradually included to replace the peer group volatility assumption.  As such, once our own common stock is fully utilized for the volatility assumption within the Black-Scholes option pricing model, our volatility assumption in the future could be significantly different going forward than what we have estimated for our 2018 and 2017 grants.  This change could impact our stock-based compensation expense in future periods.

A 10% change in our stock-based compensation expense for the year ended December 31, 2018, would have affected pre-tax income by approximately $0.1 million.  We include stock-based compensation expense in selling, general and administrative expenses in our consolidated statement of operations and comprehensive (loss) income.

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

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. Our forecast of future profitability represents our best estimate of these future events. After conducting this assessment, the valuation allowance recorded, net of federal benefit, against our deferred tax assets was $6.8 and $4.6 million as of December 31, 2018 and December 31, 2017, respectively. If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

As of January 1, 2018, we adopted ASC 606, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires an entity to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of adoption as an adjustment to the opening balance of “Accumulated loss” on the Consolidated Balance Sheet. Under the new guidance, we recognizes certain performance obligations over time as the goods are produced, since those products provide value to only a specified customer, have no alternative use, and we have the right to payment for work completed on such items. This accelerates the timing of revenue recognition for these arrangements, as revenue is recognized as goods are produced rather than upon shipment or delivery of goods. In addition, as a result of adopting the new guidance, we have recorded decreases to deferred revenue, and work in process, and an increase to accounts receivable.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASC Topic 842, Leases (“ASC 842”), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. ASC 842 is effective for annual and interim periods beginning after December 15, 2018 (the Company’s fiscal year 2019) with early adoption permitted. The new guidance requires the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements. The guidance required a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings.

The Company will adopt the new guidance on the effective date of January 1, 2019 and use the adoption date as the date of initial application as allowed under ASC 842. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight transition practical expedient.

The Company’s adoption process of ASC 842 is ongoing, including evaluating and quantifying the impact on the financial statements, identifying the population of leases and collecting and validating lease data. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for real estate operating leases, and providing significant new disclosures about the Company’s leasing activities.

The new standard also provides practical expedients for the Company’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for all leases that qualify, meaning the Company will not recognize right-of-use assets or lease liabilities for existing and new lease agreements that qualify. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CPI Card Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two‑year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in the year ended December 31, 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

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

/s/KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
March 5, 2019

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Shares and Per Share Amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$20,291	$23,205
Accounts receivable, net of allowances of $211 and $48, respectively	43,794	32,531
Inventories	9,827	13,799
Prepaid expenses and other current assets	4,997	3,681
Income taxes receivable	5,564	8,208
Assets of discontinued operation	—	20,651
Total current assets	84,473	102,075
Plant, equipment and leasehold improvements, net	39,110	44,436
Intangible assets, net	35,437	40,093
Goodwill	47,150	47,150
Other assets	1,034	251
Total assets	$207,204	$234,005
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$16,511	$13,239
Accrued expenses	23,853	12,789
Deferred revenue and customer deposits	912	3,342
Liabilities of discontinued operation	—	5,669
Total current liabilities	41,276	35,039
Long-term debt	305,818	303,869
Deferred income taxes	5,749	12,168
Other long-term liabilities	3,937	2,503
Total liabilities	356,780	353,579
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 11,160,377 shares issued and outstanding and 11,134,714 shares issued and outstanding at December 31, 2018 and 2017, respectively	11	11
Capital deficiency	(112,223)	(113,081)
Accumulated loss	(36,004)	(1,366)
Accumulated other comprehensive loss	(1,360)	(5,138)
Total stockholders’ deficit	(149,576)	(119,574)
Total liabilities and stockholders’ deficit	$207,204	$234,005

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Dollars in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2018	2017
Net sales:
Products	$125,069	$104,459
Services	130,745	119,285
Total net sales	255,814	223,744
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	82,110	70,527
Services (exclusive of depreciation and amortization shown below)	82,697	74,315
Depreciation and amortization	12,417	10,697
Total cost of sales	177,224	155,539
Gross profit	78,590	68,205
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	68,014	62,206
Impairments	—	19,074
Depreciation and amortization	5,988	6,225
Total operating expenses	74,002	87,505
Income (loss) from operations	4,588	(19,300)
Other expense, net:
Interest, net	(23,431)	(20,850)
Foreign currency (loss) gain	(311)	517
Other income, net	16	12
Total other expense, net	(23,726)	(20,321)
Loss before income taxes	(19,138)	(39,621)
Income tax benefit	4,339	16,536
Net loss from continuing operations	(14,799)	(23,085)
Net (loss) income from discontinued operation, net of taxes	(22,663)	1,075
Net loss	$(37,462)	$(22,010)

Basic and diluted (loss) earnings per share:
Continuing operations	$(1.33)	$(2.08)
Discontinued operation	(2.03)	0.10
	$(3.36)	$(1.98)

Basic and dilutive weighted-average shares outstanding	11,149,554	11,117,454

Dividends declared per common share	$—	$0.45

Comprehensive loss
Net loss	(37,462)	(22,010)
Reclassification adjustment from discontinued operations	3,983	—
Currency translation adjustment	(205)	1,277
Total comprehensive loss	$(33,684)	$(20,733)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Except Share Amounts)

					Accumulated
					other
	Common Shares		Capital	Accumulated	comprehensive
	Shares(1)	Amount(1)	deficiency	earnings (loss)	loss	Total
December 31, 2016	11,071,813	$11	$(114,837)	$25,968	$(6,415)	$(95,273)
Adoption of ASU 2016-09	—	—	(38)	38	—	—
Common stock dividends	—	—	—	(5,021)	—	(5,021)
Shares issued under stock-based compensation plans	62,901	—	—	(341)	—	(341)
Stock-based compensation	—	—	1,794	—	—	1,794
Components of comprehensive (loss) income:
Net loss	—	—	—	(22,010)	—	(22,010)
Currency translation adjustment	—	—	—	—	1,277	1,277
December 31, 2017	11,134,714	$11	$(113,081)	$(1,366)	$(5,138)	$(119,574)
Adoption of ASU 2014-09	—	—	—	2,824	—	2,824
Shares issued under stock-based compensation plans	25,663	—	—	—	—	—
Stock-based compensation	—	—	858	—	—	858
Components of comprehensive (loss) income:
Net loss	—	—	—	(37,462)	—	(37,462)
Other comprehensive loss from discontinued operations	—	—	—	—	3,983	3,983
Currency translation adjustment	—	—	—	—	(205)	(205)
December 31, 2018	11,160,377	$11	$(112,223)	$(36,004)	$(1,360)	$(149,576)
(1) Common share and par value amounts have been adjusted to give retroactive effect to the 1-for-5 reverse stock split effected on December 20, 2017.

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net loss	$(37,462)	$(22,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (income) from discontinued operations	22,663	(1,075)
Impairments	—	19,074
Depreciation and amortization expense	18,405	16,922
Stock-based compensation expense	961	1,989
Amortization of debt issuance costs and debt discount	1,949	1,947
Deferred income tax	(6,897)	(9,167)
Other, net	302	(165)
Changes in operating assets and liabilities:
Accounts receivable	(5,523)	(6,396)
Inventories	(1,998)	2,826
Prepaid expenses and other assets	(2,108)	619
Income taxes	2,644	(8,581)
Accounts payable	2,411	5,655
Accrued expenses	10,436	(456)
Deferred revenue and customer deposits	632	599
Other liabilities	655	1,671
Cash provided by operating activities - continuing operations	7,070	3,452
Cash used in operating activities -discontinued operations	(3,550)	(1,025)
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(5,634)	(7,263)
Cash used in investing activities - continuing operations	(5,634)	(7,263)
Cash used in investing activities - discontinued operations	(220)	(1,527)
Financing activities
Dividends paid on common stock	—	(7,540)
Payments on capital leases	(519)	—
Taxes withheld and paid on stock-based compensation awards	—	(341)
Cash used in financing activities	(519)	(7,881)
Effect of exchange rates on cash	(61)	494
Net decrease in cash and cash equivalents:	(2,914)	(13,750)
Cash and cash equivalents, beginning of period	23,205	36,955
Cash and cash equivalents, end of period	$20,291	$23,205
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$20,703	$18,466
Income tax (refunds) payments, net	$(657)	$30
Capital lease obligations incurred for certain machinery and equipment	$1,812	$—
Accounts payable for acquisition of plant, equipment and leasehold improvements	$1,339	$400

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

1. Business

CPI Card Group Inc., (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which the Company defines as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express, Discover and Interac (in Canada)) in the United States and Canada. The Company also offers an instant card issuance system and services, which provides card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

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

In 2018, the Company consolidated three personalization operations in the United States into two facilities to better enable the Company to optimize operations and achieve market-leading quality and service with a market-competitive business model. In conjunction with this decision, the Company accelerated the depreciation of certain related assets, which totaled $2,398 for the year ended December 31, 2018. The Company recorded severance charges of $552, and recorded lease termination charges of $476 during the year ended December 31, 2018. The charges were recorded in the U.S. Debit and Credit segment and were included in “Cost of sales” and “Selling, general and administrative” expenses on the Consolidated Statement of Operations.

On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provide personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The transaction was structured as a sale of all of the outstanding shares of CPI Card Group – UK Limited, for total consideration of approximately $4,500. During the third quarter 2018, the Company received net cash proceeds of $315 after the repayment of liabilities associated with the United Kingdom facilities, excluding tax benefits related to the structure of the sale.

During the first quarter of 2018, the Company reorganized its United States business operations and realigned its United States reporting segments to correspond with the manner with which the Company’s chief operating decision maker evaluates operating performance and makes decisions as to the allocation of resources. As a result of this realignment, the Company’s CPI on Demand business operations moved from the U.S. Prepaid Debit segment into the U.S. Debit and Credit reporting segment, consistent with the other related personalization operations. Segment information for previous periods has been restated to conform with this realignment and the current period presentation. The restatement of the segment information was not material.

The Company’s business consists of the following reportable segments: U.S. Debit and Credit, U.S. Prepaid Debit and Other.

U.S. Debit and Credit Segment

The U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV credit cards, debit cards and Prepaid Debit Cards issued on the networks of the Payment Card Brands, and Private Label Credit Cards that are not issued on the networks of the Payment Cards Brands (including general purpose reloadable, gift, payroll and employee benefit, government disbursement, incentive, and transit cards).  The Company’s sales of instant card issuance systems are recorded in this segment.  CPI On-Demand services, where the Company is able to produce all images, personalized payment cards and related collateral on a one-by-one, on demand basis for its customers, enabling individualized offerings and reducing waste. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment operations are each certified by multiple global Payment Card Brands and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council.

U.S. Prepaid Debit Segment

The U.S. Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging and fulfillment. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The U.S. Prepaid Debit segment operation is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

Other

The Other category includes corporate headquarters and a less significant operating segment that derives revenue from the production of Financial Payment Cards and retail gift cards, and card personalization and fulfillment services in Canada.

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

	December 31, 2018	December 31, 2017
Trade accounts receivable	$36,428	$32,579
Unbilled accounts receivable	7,577	—
	44,005	32,579
Less allowance for doubtful accounts	(211)	(48)
	$43,794	$32,531

The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it is determined collection will not occur. The allowance for bad debt and credit activity for the years ended December 31, 2018 and 2017 is summarized as follows:

Balance as of December 31, 2016	$124
Bad debt expense	4
Write-off of uncollectible accounts	(82)
Currency translation adjustments	2
Balance as of December 31, 2017	$48
Bad debt expense	169
Write-off of uncollectible accounts	(6)
Balance as of December 31, 2018	$211

For the year ended December 31, 2018 one customer represented 19% of the Company’s consolidated net sales. For the year ended December 31, 2017 one customer represented 15% of the Company’s consolidated net sales.

Inventories

Inventories consist of raw materials, and finished goods and are measured at the lower of cost or net realizable value (determined on the first-in, first-out, specific identification or weighted-average method basis). Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

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

Accrued Expenses

Accrued liabilities include accrued payroll expense of $2,371, and $2,526, as of December 31, 2018, and 2017, respectively.  Accrued liabilities as of December 31, 2018, also includes accrued employee performance bonus of $7,137.

Use of Estimates

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require management to make assumptions and estimates relating to the reporting of assets and liabilities in its preparation of the Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, valuation allowances for inventories and deferred taxes, debt, uncertain tax positions and stock-based compensation expense. Actual results could differ from those estimates.

Foreign Currency Translation

Financial statements of foreign subsidiaries that use local currencies as their functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each reporting period for net sales, expenses, gains and losses. Translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss in the accompanying consolidated financial statements.

Foreign currency transaction gains and losses resulting from the process of re-measurement are recorded in “Foreign currency gain (loss)” in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. For the years ended December 31, 2018 and 2017 there were $(311) and $517 of such foreign currency (losses) gains, respectively.

Recently Accounting Pronouncements

Recently Adopted Accounting Pronouncements

As of January 1, 2018, the Company adopted Accounting Standards Codification ASC 606, Revenue from Contracts with Customers, (“ASC 606”), which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires an entity to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 of January 1, 2018 to all its contracts using the modified retrospective method and recognized the cumulative effect of adoption as an adjustment to the opening balance of “Accumulated loss” on the Consolidated Balance Sheet. Under the new guidance, the Company recognizes certain performance obligations over time as the goods are produced, since those products provide value to only a specified customer, have no alternative use and the Company has the right to payment for work completed on such items. This accelerates the timing of revenue recognition for these arrangements, as revenue is recognized as goods are produced rather than upon shipment or delivery of goods. In addition, as a result of adopting the new guidance, the Company has recorded decreases to deferred revenue, and work in process and finished goods inventories, and an increase to accounts receivable. These changes are reflected in the adoption adjustments table below. The comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods.

See Note 3 “Net sales” for revenue recognition timing and methodology under ASC 606.

The cumulative effects of the adjustments made to the Company’s January 1, 2018 Consolidated Balance Sheet upon adoption of ASC 606 were as follows:

	December 31,	Adoption	January 1,
	2017	Adjustments	2018
Assets:
Accounts receivable, net	$32,531	$5,991	$38,522
Inventories	13,799	(5,929)	7,870
Assets of discontinued operation	20,651	(357)	20,294

Liabilities:
Deferred revenue and customer deposits	3,342	(3,063)	279
Liabilities of discontinued operation	5,669	(535)	5,134
Deferred income taxes	12,168	479	12,647

Stockholders' deficit:
Accumulated (loss) earnings	(1,366)	2,824	1,458

In accordance with ASC 606, the impact on the Company’s Consolidated Balance Sheet and Statement of Operations and Comprehensive Loss was as follows:

			Balances
	As Reported		Without
	December 31,		Adoption of
Balance Sheet	2018	Adjustments	ASC 606
Assets:
Accounts receivable, net	$43,794	$(7,508)	$36,286
Inventories	9,827	7,350	17,177

Liabilities:
Deferred revenue and customer deposits	912	1,893	2,805
Deferred income taxes	5,749	(567)	5,182

Stockholders' deficit:
Accumulated loss	(36,004)	(1,484)	(37,488)

	Year ended December 31, 2018
			Balances
	As Reported		Without
Statement of Operations and	December 31,		Adoption of
Comprehensive Loss	2018	Adjustments	ASC 606
Net sales:
Products	$125,069	$(1,803)	$123,266
Services	130,745	387	131,132
Cost of sales:
Products (exclusive of depreciation and amortization)	82,110	(1,738)	80,372
Services (exclusive of depreciation and amortization)	82,697	510	83,207

Gross profit	78,590	(188)	78,402

Income tax benefit (expense)	4,339	39	4,378

Net loss from continuing operations	(14,799)	(149)	(14,948)
Net loss from discontinued operation, net of tax	(22,663)	157	(22,506)

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASC Topic 842, Leases (“ASC 842”), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. ASC 842 is effective for annual and interim periods beginning after December 15, 2018 (the Company’s fiscal year 2019) with early adoption permitted. The new guidance requires the recognition and measurement of leases at the beginning of the earliest comparative period presented in the financial statements. The guidance required a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings.

The Company will adopt the new guidance on the effective date of January 1, 2019 and use the adoption date as the date of initial application as allowed under ASC 842. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight transition practical expedient.

The Company’s adoption process of ASC 842 is ongoing, including evaluating and quantifying the impact on the financial statements, identifying the population of leases, calculating its incremental borrowing rate and collecting and validating lease data. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for real estate operating leases, and providing significant new disclosures about the Company’s leasing activities.

The new standard also provides practical expedients for the Company’s ongoing accounting. The Company expects to elect the short-term lease recognition exemption for all leases that qualify, meaning the Company will not recognize right-of-use assets or lease liabilities for existing and new lease agreements that qualify. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of its leases.

3. Net Sales

The Company disaggregates its net sales by major source as follows:

	For the year ended December 31, 2018
	Products	Services	Total
U.S. Debit and Credit	$122,119	$56,478	$178,597
U.S. Prepaid Debit	—	69,199	69,199
Other	4,398	5,493	9,891
Intersegment eliminations	(1,448)	(425)	(1,873)
Total	$125,069	$130,745	$255,814

For periods after January 1, 2018, the Company accounts for its net sales as follows:

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” revenue are manufactured Financial Payment Cards, including in contact-EMV, Dual-Interface EMV®, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” revenue, and their associated revenues are recognized at the time of shipping.

The Company includes gross shipping and handling revenue and cost in net sales and cost of sales respectively.

Services Net Sales

Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

Customer Contracts

The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

4. Discontinued Operation

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

The Company recorded a $7,248 loss on sale of U.K Limited for the year ended December 31, 2018.  In connection with the substantial liquidation of the foreign entity, the Company released the related cumulative translation adjustment from accumulated other comprehensive loss into loss from discontinued operations.  This adjustment was $3,983 and is included in other expense (income), net in the schedule below.

As of December 31, 2017, the carrying amounts of the major classes of assets and liabilities of the discontinued operation were as follows:

December 31, 2017

Assets:
Accounts receivable	$5,006
Inventories	2,438
Other assets	506
Plant, equipment and leasehold improvements	4,864
Intangible assets	1,379
Goodwill	6,458
Total assets of discontinued operation	20,651

Liabilities:
Accounts payable	3,307
Other current liabilities	1,866
Other long-term liabilities	496
Total liabilities of discontinued operation	$5,669

The major line items constituting the (loss) income of the discontinued operation for the year ended December 31, 2018 and 2017 were as follows:

	For the year ended
	December 31,
	2018	2017
Total net sales	$10,741	$31,119
Total cost of sales	10,222	24,331
Selling, general and administrative	4,336	5,591
Impairments	7,615	—
Other expense (income), net	4,006	(43)
Pretax (loss) income from discontinued operation	(15,438)	1,240
Pretax loss on sale of discontinued operation	(7,248)	—
Total pretax (loss) income on discontinued operation	(22,686)	1,240
Income tax benefit (expense)	23	(165)
Net income (loss) from discontinued operation	$(22,663)	$1,075

5. Inventories

Inventories are summarized below:

	December 31,
	2018	2017
Raw materials	$8,235	$7,411
Work-in-process	—	5,107
Finished goods	2,991	2,974
Inventory reserve	(1,399)	(1,693)
	$9,827	$13,799

6. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consist of the following:

	December 31,
	2018	2017
Machinery and equipment	$62,067	$58,595
Machinery and equipment under capital leases	1,812	—
Furniture, fixtures and computer equipment	7,730	6,288
Leasehold improvements	19,651	19,601
Construction in progress	1,596	1,512
	92,856	85,996
Less accumulated depreciation and amortization	(53,746)	(41,560)
	$39,110	$44,436

Amounts recorded for the depreciation of plant, equipment and leasehold improvements were $13,749 and $12,235 for the years ended December 31, 2018 and 2017, respectively.

There were no impairments of the Company’s plant, equipment, and leasehold improvement assets for the continuing operations of the Company for the years ended December 31, 2018 and 2017.

7. Goodwill and Other Intangible Assets

The Company’s goodwill by reportable segment at December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
U.S. Debit and Credit	$47,150	$47,150

Goodwill activity is summarized as follows:

Balance as of December 31, 2016	$66,088
Currency translation	136
Impairments	(19,074)
Balance as of December 31, 2017	$47,150
Currency translation	—
Impairments	—
Balance as of December 31, 2018	$47,150

In connection with the sale of the Company’s U.K. Limited segment, the Company performed a goodwill impairment test and recorded a charge of $6,366 in discontinued operations during the year ended December 31, 2018.  The impairment was a result of continued market softness in the U.K. operations, resulting in lower sales and margins and an expected sale price below the carrying value of the segment.

The Company completed its goodwill impairment testing as of October 1, 2018, and no other impairments were recognized as a result of this analysis.

The Company completed its goodwill impairment testing as of October 1, 2017, and recorded impairment charges of $19,074, of which $17,181 related to U.S. Debit and Credit resulting from continued market softness in demand for EMV cards, including price erosion and loss of market share in the United States.  The other impairment for $1,893 related to Other which resulted from declines in net sales and operating losses incurred in our Canadian business.    The Company determined the fair value of the reporting units primarily based on an income approach, using the present value of future discounted cash flows of the reporting unit.  This approach includes significant estimates of the reporting unit’s weighted average cost of capital, financial forecasts developed by management, and long-term rate of growth and profitability. The market approach was also considered, with fair value determined by applying pricing multiplies derived from publicly-traded companies that are comparable to the reporting unit.

CPI’s amortizable intangible assets consist of customer relationships, technology and software, trademarks and non-compete agreements. Total intangible assets are being amortized over a weighted-average useful life of 15.7 years. Intangible amortization expense totaled $4,656 and $4,687 for the years ended December 31, 2018 and 2017, respectively.  During the years ended December 31, 2018 and 2017, there were no material impairments of the Company’s amortizable intangible assets from continuing operations.  The Company recorded an impairment charge of $1,249 to customer relationship intangible assets related to the U.K. Limited segment in the second quarter of 2018, which is reported in discontinued operations.

Intangible assets consist of the following:

		December 31, 2018			December 31, 2017
	Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	12 to 20	$55,454	(25,587)	$29,867	$55,454	$(22,311)	$33,143
Technology and software	7 to 10	7,101	(4,024)	3,077	7,101	(3,095)	4,006
Trademarks	7.5 to 10	3,330	(877)	2,453	3,330	(487)	2,843
Noncompete agreements	5 to 8	491	(451)	40	491	(390)	101
Intangible assets subject to amortization		$66,376	$(30,939)	$35,437	$66,376	$(26,283)	$40,093

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2018 is as follows:

2019	$4,635
2020	4,595
2021	4,352
2022	3,867
2023	3,867
Thereafter	14,121
$35,437

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

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Consolidated Balance Sheets are as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2018
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2018	2018	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$203,125	$—	$203,125	$—

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2017
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2017	2017	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$228,125	$—	$228,125	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 9, “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents approximate fair value due to their short maturities.

Nonrecurring fair value measurements include the Company’s goodwill and intangible asset impairments recognized during the year ended December 31, 2018 and 2017, as determined based on unobservable Level 3 inputs.  Refer to Note 7, “Goodwill and Other Intangible Assets”, and Note 4, “Discontinued Operations”.

9. Long-Term Debt and Credit Facility

Long-term debt consists of the following:

	Interest	December 31,	December 31,
	Rate	2018	2017
First Lien Term Loan (a)	7.02%	$312,500	$312,500
Unamortized discount		(2,448)	(3,122)
Unamortized deferred financing costs		(4,234)	(5,509)
Total long-term debt		305,818	303,869
Less current maturities		-	-
Long-term debt, net of current maturities		$305,818	$303,869
(a)	Interest rate on December 31, 2018

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company's assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage not in excess of 7.0 times Adjusted EBITDA, as defined in the agreement.  As of December 31, 2018, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company does not have a required excess cash flow payment related to 2018.

In accordance with the terms of the First Lien Credit Facility, the Company repaid $112,500 of the First Lien Term Loan on October 15, 2015 in conjunction with the completion of its initial public offering, and an additional $10,000 during the fourth quarter of 2015.

As of December 31, 2018, the Company did not have any outstanding amounts under the Revolving Credit Facility, and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.5% as of December 31, 2018, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines.  The Company has accrued interest of $5,058 and $4,296 recorded within “Accrued expenses” on the Consolidated Balance Sheets as of December 31, 2018, and 2017, respectively.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

10. Income Taxes

Income tax benefit from continuing operations and effective income tax rates consist of the following:

	December 31,
	2018	2017
Current taxes:
Domestic	$2,558	$(7,369)
Foreign	—	—
	2,558	(7,369)
Deferred taxes:
Domestic	(6,897)	(9,167)
Foreign	—	—
	(6,897)	(9,167)
Income tax benefit	$(4,339)	$(16,536)
Loss before income taxes
Domestic	$(18,383)	$(36,985)
Foreign	(755)	(2,636)
Total	$(19,138)	$(39,621)
Effective income tax rate	22.7%	41.7%

The effective income tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2018	2017
Tax at federal statutory rate	21.0%	35.0%
State income taxes	4.0	0.5
Foreign taxes	(0.1)	(0.1)
Tax benefit for U.K. sale	17.5	—
Valuation allowance	(13.5)	(1.5)
Unrecognized tax benefits	(4.8)	(3.2)
Tax credits	2.5	10.8
Deferred tax impact of enacted tax rate and law changes	(0.7)	18.4
Goodwill impairments	—	(17.4)
Other	(3.2)	(0.8)
Effective income tax rate	22.7%	41.7%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Accrued expense	$2,553	$744
Unrealized foreign exchange loss	—	647
Net operating loss carryforward	5,589	2,156
Deferred financing costs	553	707
Stock compensation	861	679
Tax credit carryforward	1,118	420
Interest limitation	4,412	—
Other	927	753
Total gross deferred tax assets	16,013	6,106
Valuation allowance	(6,823)	(4,617)
Net deferred tax assets	9,190	1,489
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(3,851)	(2,819)
Intangible assets	(9,311)	(9,912)
Prepaid expenses and other	(1,777)	(926)
Total gross deferred tax liabilities	(14,939)	(13,657)
Net deferred tax liabilities	$(5,749)	$(12,168)

The net change in the valuation allowance during the year ended December 31, 2018 was an increase of $2,206 and related to the limitation on the deductibility of interest expense, changes in net operating losses of foreign locations, the interest limitation related to section 163(j) of tax reform legislation that is not expected to be realized, and state research and development credits carried forward.

The Company has potential tax benefits associated with $10,791 of gross foreign operating loss carryforwards, which expire at various dates from 2024 through 2038.  Due to the uncertainty of being able to recognize these loss carryforwards, the Company has provided a valuation allowance of 100% of the tax benefit. Additionally, the Company has potential tax benefits associated with $9,156 of gross domestic operating loss carryforwards, which do not expire. The Company also has various state and local operating loss carryforwards which will expire at various dates from 2033 to 2038.  The Company does expect to be able to utilize these losses prior to expiration.

The Company has potential tax benefits associated with state research and development tax credit carryforwards as of December 31, 2018 of $778, which will expire at various dates between 2029 and 2033. Due to the uncertainty of being able to recognize these credit carryforwards, the Company has provided a valuation allowance of 100% of the tax benefit. Additionally, the Company has potential tax benefits associated with federal research and development tax credit carryforwards as of December 31, 2018 of $340, which will expire in 2038.  Due to the uncertainty of the research and development credit the Company has provided a 100% valuation allowance.

At December 31, 2018, no provision has been made for U.S. federal and state taxes on cumulative foreign earnings as there are no current or cumulative earnings of foreign operations. The Company recorded a current tax benefit in 2018 related to the sale of the U.K. Limited segment of $3,332.

2017 Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax reform legislation that includes significant changes to taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) elimination of deduction for income attributable to domestic production activities and (iv) a partial shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with a transitional rule that taxes certain historic foreign accumulated earnings and certain rules that aim to prevent erosion of U.S. income tax base). In conjunction with tax reform and the reduction of the U.S. federal tax rate from 35.0% to 21.0%, the Company accrued a $7,057 tax benefit during the year ended December 31, 2017 related to the net change in deferred tax liabilities.

Unrecognized Tax Benefits

Unrecognized tax benefits represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in “Other long term liabilities” and “Deferred income taxes” in the Company’s consolidated balance sheets.  The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax provision only when based upon the technical merits, it is “more-likely-than-not” that the tax position will be sustained upon examination.

Balance as of December 31, 2017	$1,212
Increase related to current year tax position	506
Increase related to prior year tax position	871
Decrease related to settlements with tax authorities, net of federal benefit	(545)
Lapse of statute of limitations	—
Balance as of December 31, 2018	$2,044

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits as of and for the year ended December 31, 2018 was $221 and not material for the year ended December 31, 2017.

The Company is generally subject to potential federal and state examinations for the tax years on and after December 31, 2015 for federal purposes and December 31, 2013 for state purposes. The Company’s locations in the United Kingdom and Canada are subject to examinations for tax years on and after December 31, 2018 and December 31, 2014, respectively. The Company’s U.K. Limited segment which was sold on August 3, 2018, is subject to examinations for tax years on and after December 31, 2017.

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

The following table sets forth the computation of basic and diluted (loss) earnings per share, giving retroactive effect for the one-for-five reverse stock split effective December 20, 2017, attributable to continuing and discontinued operations:

	December 31,
	2018	2017
Numerator:
Net loss from continuing operations	$(14,799)	$(23,085)
Net (loss) income from a discontinued operation, net of taxes	(22,663)	1,075
Net loss	$(37,462)	$(22,010)
Denominator:
Basic and dilutive EPS—weighted average common shares outstanding	11,149,554	11,117,454
Basic and Diluted EPS:
(Loss) per share from continuing operations	$(1.33)	$(2.08)
(Loss) income per share from discontinued operations, net of taxes	(2.03)	0.10
(Loss) per share	$(3.36)	$(1.98)

The potentially dilutive effect of 985,876 and 993,587, stock options and restricted stock units as of December 31, 2018 and 2017, respectively, has been excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

13. Commitments and Contingencies

Commitments

The Company leased certain machinery and equipment under capital lease obligations, which consisted of the following at December 31, 2018:

December 31,
2018
Machinery and equipment	$1,565
Less current portion of capital lease obligations	(521)
Total long-term capital lease obligations	$1,044

The Company has recorded the current portion of capital lease obligations in “Accrued expenses” and the long-term capital lease obligations in “Other long-term liabilities”, within the consolidated balance sheet as of December 31, 2018.

The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2019 and 2024 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs.

During the normal course of business, the Company also enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The 2019 purchase obligations in the table below relates primarily to purchases of capital expenditures.

Future cash payments with respect to leases and purchase obligations as of December 31, 2018 are as follows:

	Operating	Capital	Purchase
	Leases	Leases	Obligations
2019	$2,927	$521	$3,848
2020	2,771	474	—
2021	2,512	243	—
2022	1,243	256	—
2023	971	71	—
Thereafter	652	—	—
Total	$11,076	$1,565	$3,848

The Company incurred rent expense under non-cancellable operating leases during the years ended December 31, 2018 and 2017, totaling $3,767 and $3,528, respectively.

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

In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.) (the “Class Action”)

On June 15, 2016, two purported CPI stockholders filed putative class action lawsuits captioned Vance, et al. v. CPI Card Group Inc., et al. and Chipman, et al. v. CPI Card Group Inc. in the United States District Court for the Southern District of New York (the “Court”) against CPI, certain of its former officers and current and former directors, along with the sponsors of and the financial institutions who served as underwriters for CPI’s October 2015 initial public offering (“IPO”). The complaints, purportedly brought on behalf of all purchasers of CPI common stock pursuant to the October 8, 2015 Registration Statement filed in connection with the IPO, asserted claims under §§11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”) and sought, among other things, damages and costs. In particular, the complaints alleged that the Registration Statement contained false or misleading statements or omissions regarding CPI’s customers’ (i) purchases of Europay, MasterCard and VISA chip cards (collectively, “EMV® cards”) during the first half of fiscal year 2015 and resulting EMV® card inventory levels; and (ii) capacity to purchase additional EMV® cards in the fourth quarter of fiscal year 2015, and the remainder of the fiscal year ended December 31, 2015. The complaints alleged that these actions artificially inflated the price of CPI common stock issued pursuant to the IPO.

On August 30, 2016, the Court consolidated the Vance and Chipman actions and appointed lead plaintiff and lead counsel pursuant to the Private Securities Litigation Reform Act. On October 17, 2016, lead plaintiff filed a consolidated amended complaint, asserting the same claims for violations of §§11 and 15 of the Securities Act. The amended complaint was based principally on the same theories as the original complaints, but added allegations that the Registration Statement contained inadequate risk disclosures and failed to disclose (i) small and mid-size issuers’ slower-than-anticipated conversion to EMV® technology and (ii) increased pricing pressure and competition CPI faced in the EMV® market.

On September 21, 2018, the parties executed a stipulation and agreement of settlement (“Stipulation”) to resolve the claims asserted in the amended complaint.  On October 22, 2018, the Court granted lead plaintiff’s motion for authorization to notify the settlement class of the proposed settlement.  After distribution of the notice to the class and a final settlement hearing on February 5, 2019, the Court entered orders on February 6, 2019: (i) approving the proposed settlement; and (ii) granting in part lead plaintiff’s motion for attorneys’ fees and expenses.  On February 25, 2019, the Court entered an order and final judgment dismissing the case, in its entirety, with prejudice.

The Company paid an insignificant amount during the fourth quarter of 2018 in relation to an allocation of the total agreed settlement amount.  As of December 31, 2018, the Company did not have any liability recorded for an estimate of additional probable loss relating to this matter. There was no liability recorded as of December 31, 2017.

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

On March 28, 2018, the Court entered the parties’ stipulated order staying the Derivative Suit pending final determination of the Class Action.  Under its terms, the stay of the Derivative Suit will be lifted 30 days after the entry of final judgment in the Class Action which was entered on February 25, 2019.

The Company believes these claims are without merit and is defending the Derivative Suit vigorously. Given the current stage of these matters, the range of any potential loss is not probable or estimable and no liability has been recorded as of December 31, 2018 and 2017.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

14. Employee Benefit Plan

The Company maintains a qualified defined-contribution plan under the provisions of the Internal Revenue Code Section 401(k), which covers substantially all employees in the United States who meet certain eligibility requirements. Under the plan, participants may defer their salary subject to statutory limitations and may direct the contributions among various investment options. The Company matches 100% of the participant’s first 3% of deferrals and 50% matching on each of the 4th and 5th percent contributed by the participant. As the Company operates the plan as a safe harbor 401(k) plan, the Company’s match is 100% vested at the time of the match.

The aggregate amounts charged to expense in connection with the plan were $1,235 and $1,236 for the years ended December 31, 2018 and 2017, respectively.

15. Stock Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan.  Effective September 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000.  The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance.  As of December 31, 2018, there were 156,917 shares available for grant under the Omnibus Plan.

During the year ended December 31, 2018, the Company granted awards of non-qualified stock options for 159,755 shares of common stock.  During the year ended December 31, 2017, the Company granted awards of non-qualified stock options for 713,075 shares of common stock.  During the third quarter of 2017, the Company granted stock option awards in lieu of the regular cycle of Omnibus Plan awards that the Company would have otherwise made in the first quarter of 2018, and also in conjunction with the appointment of the Company’s President and Chief Executive Officer. All stock option grants have a 10-year term, and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)

Outstanding as of December 31, 2017	937,310	$17.11
Granted	159,755	2.74
Forfeited	(186,438)	15.17
Outstanding as of December 31, 2018	910,627	$14.99	8.38
Options vested and exercisable as of December 31, 2018	305,275	23.04	7.93
Options vested and expected to vest as of December 31, 2018	910,627	14.99	8.38

The following is a summary of the activity in non-vested stock options under the Omnibus Plan:

		Weighted-
		Average
		Grant-Date
	Number	Fair Value
Non-vested as of December 31, 2017	876,903	$4.08
Granted	159,755	1.21
Forfeited	(152,242)	3.45
Vested	(279,064)	4.81
Non-vested as of December 31, 2018	605,352	$3.14

Unvested options as of December 31, 2018 vest as follows:

2019	301,267
2020	250,228
2021	53,857
2022	-
Total unvested options as of December 31, 2018	605,352

Stock options were granted under the Omnibus Plan at various times during the years ended December 31, 2018 and 2017.  The fair value of stock option awards was determined at the date of grant using either a Black-Scholes option-pricing model, or a Monte Carlo simulation, with the following weighted-average assumptions:

	Year ended December 31,
	2018	2017
Expected term in years	6.0	6.0
Volatility	48.0%	31.9%
Risk-free interest rate	2.7%	2.0%
Dividend yield(1)	-%	0.9%
(1)	Represents the weighted-average dividend yield for grants made during the year ended December 31, 2017. The Company discontinued its quarterly dividend program during August 2017.

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

Volatility – The Company considered the volatility of its own common stock in determining the fair value of stock option awards, in addition to a peer group average historical volatility over the expected option term.  This is due to the limited amount of trading history of the Company’s common stock.  The peer group was based on financial technology companies that completed an initial public offering of common stock within the last 10 years.

Risk-free interest rate – The risk-free interest rate was determined by using the United States Treasury rate for the period that coincided with the expected option term.

Dividend yield – The estimated dividend yield is based on the Company’s recent historical dividend practice and the market value of its common stock.

The weighted average grant-date fair value of options granted is as follows:

	Year Ended December 31,
	2018	2017
Weighted Average Grant-Date Fair Value of Options Granted	$1.21	$2.43

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2018 under the Omnibus Plan:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2017	49,677	$16.20
Granted	75,188	2.66
Vested	(25,928)	10.63
Forfeited	(30,288)	9.91
Outstanding as of December 31, 2018	68,649	$6.25

During the year ended December 31, 2018, the Company granted awards of restricted stock units for 75,188 shares of common stock. During the year ended December 31, 2017, the Company granted awards of restricted stock units for 47,870 shares of common stock. The restricted stock unit awards contain conditions associated with continued employment or service, and generally vest one year from the date of grant.  On the vesting dates, shares of common stock will be issued to the award recipients.

Unvested restricted stock units as of December 31, 2018 will vest as follows:

2019	57,563
2020	10,843
2021	243
Total unvested restricted stock units as December 31, 2018	68,649

The following table summarizes the changes in the number of outstanding cash performance awards for the year ended December 31, 2018:

Shares
Outstanding as of December 31, 2017	822,915
Granted	—
Vested	(274,854)
Forfeited	(123,049)
Outstanding as of December 31, 2018	425,012

During the year ended December 31, 2017, the Company granted awards of 932,837 cash performance units with a grant-date fair value of $663. These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The cash performance units were valued using a Monte Carlo simulation.  The Monte Carlo model used the following valuation assumptions based on the 3-year term of the awards: leverage adjusted peer volatility of 48%, risk free rate of 1.5%, and a dividend yield of 4.0%, which was based on the Company’s dividend practice in March 2017 when the awards were granted.  The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and remeasured to fair value at the end of each reporting period.  As of December 31, 2018, the Company recognized a liability of $96 in “Accrued expenses” and $64 in “Other long-term liabilities” in the Consolidated Balance Sheet for unsettled cash performance units.

Compensation expense for the Omnibus Plan for the years ended December 31, 2018 and 2017 was $961 and $2,360, respectively.  As of December 31, 2018, the total unrecognized compensation expense related to unvested options, restricted stock units, and cash performance unit awards under the Omnibus Plan was $840, which the Company expects to recognize over an estimated weighted average period of 1.2 years.

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

As a result of the Company’s adoption of its Omnibus Plan, as further described above, no further awards will be made under the Option Plan.  The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of December 31, 2018.

During the year ended December 31, 2018, there was no activity under the Option Plan. As such, total shares outstanding and exercisable were 6,600 shares with a weighted-average exercise price of $0.002 per share and a weighted-average remaining contract term of 4.4 years at December 31, 2018.

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for years ended December 31, 2018 and 2017 were de minimis.

Other Stock-Based Compensation Awards

During the year ended December 31, 2017, of the remaining 18,972 of unvested restricted stock awards that were outstanding, 9,486 shares vested, and the remaining 9,486 shares were forfeited.  The executive who held the remaining 18,972 unvested restricted shares changed employment status to a consultant during the first quarter of 2017, and accordingly, the Company remeasured the awards on the date of the change in employment status and reduced stock-based compensation expense by $143. Compensation expense related to these awards for the year ended December 31, 2017, was $(371).

16. Segment Reporting

The Company has identified reportable segments as those consolidated subsidiaries that represent 10% or more of its net sales, EBITDA (as defined below) or total assets, or when the Company believes information about the segment would be useful to the readers of the financial statements. The Company’s chief operating decision maker is its Chief Executive Officer who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments based on measures, such as net sales and EBITDA.

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

On August 3, 2018, the Company completed the sale of the U.K. Limited segment. See Note 4 “Discontinued Operation” for further information. The Company has restated all historical periods presented within these financial statements and has not included U.K. Limited as a reportable segment.

During the first quarter of 2018, the Company reorganized its United States business operations and realigned its United States reporting segments to correspond with the manner with which the Company’s chief operating decision maker evaluates operating performance and makes decisions as to the allocation of resources. As a result of this realignment, the Company’s CPI on Demand business operations have been moved from the U.S. Prepaid Debit segment into the U.S. Debit and Credit reporting segment, consistent with the other related personalization operations. Segment information for previous periods has been restated to conform with this realignment and current period presentation. The restatement of the segment information for the year ended December 31, 2017 was not material.

As of December 31, 2018, the Company’s reportable segments were as follows:

•	U.S. Debit and Credit,
•	U.S. Prepaid Debit, and
•	Other.

The U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact, contactless, and dual interface cards, and CPI Metals TM, a premium product capability. This segment also sells instant card issuance systems, and Private Label Credit Cards that are not issued on the networks of the Payment Cards Brands (including general purpose reloadable, gift, payroll and employee benefit, government disbursement, incentive, and transit cards). The Company provides CPI On-Demand services, where we produce images, personalized payment cards, and related collateral on a one-by-one, on demand basis for our customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment operations are each certified by multiple global Payment Card Brands and, where required by our customers, certified to be in compliance with the standards of the PCI Security Standards Council.

The U.S. Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The U.S.

Prepaid Debit segment operation is certified by multiple global Payment Card Brands, and is certified to be in compliance with the standards of the PCI Security Standards Council.

The Other category includes the Company’s corporate headquarters and a less significant operating segment that derives its net sales from the production of Financial Payment Cards and retail gift cards in Canada.

Performance Measures of Reportable Segments

Net sales and EBITDA from continuing operations of the Company’s reportable segments for the years ended December 31, 2018 and 2017 were as follows:

	Net Sales		EBITDA
	December 31,		December 31,
	2018	2017	2018	2017
U.S. Debit and Credit	$178,597	$162,216	$34,213	$11,618
U.S. Prepaid Debit	69,199	57,005	23,782	18,847
Other	9,891	11,049	(35,297)	(32,314)
Intersegment eliminations(a)	(1,873)	(6,526)	—	—
Total:	$255,814	$223,744	$22,698	$(1,849)

(a)	Amounts include the elimination of sales between segments for consolidation.

The following table provides a reconciliation of total segment EBITDA from continuing operations to “Net (loss) income from continuing operations” for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Total segment EBITDA from continuing operations	$22,698	$(1,849)
Interest, net	(23,431)	(20,850)
Income tax benefit	4,339	16,536
Depreciation and amortization	(18,405)	(16,922)
Net loss from continuing operations	$(14,799)	$(23,085)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
U.S. Debit and Credit	$169,567	$174,717
U.S. Prepaid Debit	25,117	22,810
Other	12,520	15,827
Total assets - reportable segments	$207,204	$213,354
Assets of discontinued operation	—	20,651
Total assets:	$207,204	$234,005

 Net Sales to Geographic Location, Property, Equipment and Leasehold Improvements and Long-Lived assets by Geographic Segments

Subsequent to the sale of the Company’s U.K. Limited segment and reclassification to discontinued operations, the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived assets relating to geographic locations outside of the United States is insignificant.

Net Sales by Product and Services

Net sales from products and services sold by the Company for the years ended December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Product net sales(a)	$125,069	$104,459
Services net sales(b)	130,745	119,285
Total net sales:	$255,814	$223,744

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

(b)

Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, the provision of tamper-evident security packaging, providing fulfillment services to Prepaid Debit Card program managers, CPI on Demand and software as a service personalization of instant issuance debit cards. The Company also generates services revenue from personalizing retail gift cards (primarily in Canada). It is impracticable to split the services described into dollar amounts in the table above.

17. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2018 and 2017 on a continuing operations basis, were as follows:

					Year Ended
					December 31,
2018 by Quarter:	Q1	Q2	Q3	Q4	2018
Net sales	$54,857	61,454	70,987	68,516	255,814
Gross profit	14,428	19,875	23,308	20,979	78,590
Net loss from continuing operations	(5,677)	(802)	(1,085)	(7,235)	(14,799)

Basic and diluted loss per share from continuing operations	$(0.51)	(0.07)	(0.10)	(0.65)	(1.33)

					Year Ended
					December 31,
2017 by Quarter:	Q1	Q2	Q3	Q4	2017
Net sales	$50,422	54,836	60,997	$57,489	$223,744
Gross profit	14,648	16,666	19,444	17,447	68,205
Net loss from continuing operations	(4,598)	(3,273)	(798)	(14,416)	(23,085)

Basic and diluted loss per share from continuing operations	$(0.42)	$(0.30)	$(0.07)	$(1.29)	$(2.08)

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria. This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2018 and is incorporated herein by reference.

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

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

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

2.2

Share Purchase Agreement, dated August 1, 2018, by and between CPI Card Group-Europe Limited, SEAFOX BIDCO Limited and CPI Acquisition, Inc. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 9, 2018).

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

10.18

First Amendment to Credit Agreement dated December 31, 2016, between CPI Card Group Inc. and the Bank of Nova Scotia (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018).

10.19* **	2019 Executive Retention Agreement dated November 7, 2018 between CPI Card Group Inc. and Scott Scheirman.

10.20* **	Form of 2019 Executive Retention Agreement for certain Executive Officers.

10.21* **	2019 Executive Incentive Plan dated February 27, 2019.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

24.1*	Power of Attorney (included on the signature pages hereto).

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI CARD GROUP INC.

/s/ John Lowe
John Lowe
Chief Financial Officer

March 6, 2019

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Scott Scheirman and John Lowe and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Scheirman	President, Chief Executive	March 6, 2019
Scott Scheirman	Officer and Director
(Principal Executive Officer)

/s/ John Lowe	Chief Financial Officer	March 6, 2019
John Lowe	(Principal Financial Officer)

/s/ Kevin O’Brien	Chief Accounting Officer	March 6, 2019
Kevin O’Brien	(Principal Accounting Officer)

/s/ Bradley Seaman	Chairman of the Board	March 6, 2019
Bradley Seaman

/s/ Douglas Pearce	Director	March 6, 2019
Douglas Pearce

/s/ Robert Pearce	Director	March 6, 2019
Robert Pearce

/s/ Nicholas Peters	Director	March 6, 2019
Nicholas Peters

/s/ Valerie Soranno Keating	Director	March 6, 2019
Valerie Soranno Keating