Form 10-Q
period 2019-03-31
CPI Card Group Inc.
filed 2019-05-09
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019.

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                            to

Commission File Number 001-37584

CPI Card Group Inc.

(Exact name of the registrant as specified in its charter)

Delaware	26-0344657
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10026 West San Juan Way
Littleton, CO	80127
(Address of principal executive offices)	(Zip Code)

(303) 973-9311

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PMTS	Nasdaq Capital Market

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

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of April 25, 2019: 11,160,537

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,882	$20,291
Accounts receivable, net of allowances of $201 and $211, respectively	45,240	43,794
Inventories	14,232	9,827
Prepaid expenses and other current assets	4,874	4,997
Income taxes receivable	5,450	5,564
Total current assets	77,678	84,473
Plant, equipment and leasehold improvements, net	45,640	39,110
Intangible assets, net	34,273	35,437
Goodwill	47,150	47,150
Other assets	843	1,034
Total assets	$205,584	$207,204
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$17,081	$16,511
Accrued expenses	18,870	23,853
Deferred revenue and customer deposits	363	912
Total current liabilities	36,314	41,276
Long-term debt	306,307	305,818
Deferred income taxes	5,999	5,749
Other long-term liabilities	9,432	3,937
Total liabilities	358,052	356,780
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,160,537 and 11,160,377 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	11	11
Capital deficiency	(112,091)	(112,223)
Accumulated loss	(39,059)	(36,004)
Accumulated other comprehensive loss	(1,329)	(1,360)
Total stockholders’ deficit	(152,468)	(149,576)
Total liabilities and stockholders’ deficit	$205,584	$207,204

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales:
Products	$32,757	$24,744
Services	34,109	30,113
Total net sales	66,866	54,857
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	21,489	16,318
Services (exclusive of depreciation and amortization shown below)	21,166	20,663
Depreciation and amortization	2,690	3,448
Total cost of sales	45,345	40,429
Gross profit	21,521	14,428
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	16,418	15,329
Depreciation and amortization	1,533	1,462
Total operating expenses	17,951	16,791
Income from operations	3,570	(2,363)
Other expense, net:
Interest, net	(6,324)	(5,506)
Foreign currency gain	41	202
Other income, net	19	4
Total other expense, net	(6,264)	(5,300)
Loss from continuing operations before income taxes	(2,694)	(7,663)
Income tax (expense) benefit	(403)	1,985
Net loss from continuing operations	(3,097)	(5,678)
Net income (loss) from discontinued operation, net of tax (see Note 3)	42	(1,613)
Net loss	$(3,055)	$(7,291)

Basic and diluted loss per share:
Continuing operations	$(0.28)	$(0.51)
Discontinued operation	0.01	(0.14)
Net loss per share	$(0.27)	$(0.65)

Basic and diluted weighted-average shares outstanding	11,160,473	11,134,714

Comprehensive loss:
Net loss	$(3,055)	$(7,291)
Currency translation adjustment	31	309
Total comprehensive loss	$(3,024)	$(6,982)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands)

(Unaudited)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2018	11,160,377	$11	$(112,223)	$(36,004)	$(1,360)	$(149,576)
Shares issued under stock-based compensation plans	160	—	—	—	—	—
Stock-based compensation	—	—	132	—	—	132
Components of comprehensive (loss) income:
Net loss	—	—	—	(3,055)	—	(3,055)
Currency translation adjustment	—	—	—	—	31	31
March 31, 2019	11,160,537	$11	$(112,091)	$(39,059)	$(1,329)	$(152,468)

December 31, 2017	11,134,714	11	(113,081)	(1,366)	(5,138)	(119,574)
Adoption of ASC 606	—	—	—	2,796	—	2,796
Stock-based compensation	—	—	341	—	—	341
Components of comprehensive (loss) income:						—
Net loss	—	—	—	(7,291)	—	(7,291)
Currency translation adjustment	—	—	—	—	309	309
March 31, 2018	11,134,714	$11	$(112,740)	$(5,861)	$(4,829)	$(123,419)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(3,055)	$(7,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operation	(42)	1,613
Depreciation and amortization expense	4,223	4,910
Stock-based compensation expense	147	395
Amortization of debt issuance costs and debt discount	489	486
Deferred income taxes	250	(1,738)
Other, net	(45)	(196)
Changes in operating assets and liabilities:
Accounts receivable	(1,420)	(59)
Inventories	(4,382)	891
Prepaid expenses and other assets	309	(164)
Income taxes	114	310
Accounts payable	403	(871)
Accrued expenses	(6,716)	670
Deferred revenue and customer deposits	(551)	(209)
Other liabilities	80	(322)
Cash used in operating activities - continuing operations	(10,196)	(1,575)
Cash provided by (used in) operating activities - discontinued operation	42	(210)
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(2,146)	(690)
Cash used in investing activities - continuing operations	(2,146)	(690)
Cash used in investing activities - discontinued operation	—	(471)
Financing activities
Proceeds from revolving credit facility	5,000	—
Payments on revolving credit facility	(5,000)	—
Payments on capital lease obligations	(143)	(129)
Cash used in financing activities	(143)	(129)
Effect of exchange rates on cash	34	66
Net decrease in cash and cash equivalents	(12,409)	(3,009)
Cash and cash equivalents, beginning of period	20,291	23,205
Cash and cash equivalents, end of period	$7,882	$20,196
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,736	$4,760
Income taxes, net (refunds) payments	$(41)	$(88)
Supplemental disclosure of non-cash information:
Capital lease obligations incurred for certain machinery and equipment leases	$—	$821
Accounts payable for acquisitions of plant, equipment and leasehold improvements	$1,238	$370

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiaries, is referred to herein as “CPI” or the “Company”) is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which the Company defines as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express and Discover) in the United States. To a lesser extent, the Company is also engaged in the design, production, data personalization, packaging and fulfillment of retail gift and loyalty cards.

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

In the fourth quarter of 2018, the Company entered into a definitive agreement to sell the Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale agreement did not include customers for which we only manufacture and personalize Financial Payment Cards. The transaction closed on April 1, 2019 and the Company does not expect this sale to have material impact on cash or net gain or loss on sale. The Financial Payment Card business customers of the Canadian subsidiary migrated to the Company’s operations in the U.S. or to other service providers during the first quarter of 2019. The Canadian subsidiary is not a significant operating segment and is part of the Other reportable segment.

During February 2018, the Company made the decision to consolidate three personalization operations in the United States into two facilities to better enable the Company to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, the Company accelerated the depreciation of certain related assets, which totaled $800 for the three months ended March 31, 2018 and recorded a severance charge of $329 for the same period. The charges were recorded in the U.S. Debit and Credit segment and are included in “Cost of sales” and “Selling, general, and administrative” expenses on the Condensed Consolidated Statement of Operations.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2018 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

 On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provide personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The Company reported the U.K. Limited reporting segment as discontinued operations and restated the comparative financial information for all periods presented in conformity with GAAP. Unless otherwise indicated, information in these notes to the unaudited condensed consolidated financial statements relate to continuing operations. See Note 3 “Discontinued Operation” for further information.

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities in its preparation of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, the valuation of goodwill and intangible assets, valuation allowances for inventories and deferred tax assets, uncertain tax positions, discount rates used to determine right-to-use assets and lease liabilities, and revenue recognized for period-end work in process. Actual results could differ from those estimates.

Accrued Expenses

Accrued expenses includes accrued payroll and related employee expense of $3,348, and accrued employee performance bonus of $2,509, as of March 31, 2019.  Accrued expenses includes accrued payroll and related employee expense of $4,040, and accrued employee performance bonus of $7,137, as of December 31, 2018.

Foreign Currency Translation

The change in the balance of "accumulated other comprehensive loss" on the balance sheet was comprised of the following:

Foreign Currency Translation
Balance at December 31, 2018	(1,360)
Change in foreign currency translation	31
Balance at March 31, 2019	(1,329)

Adoption of New Accounting Standards

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

The Company adopted the new guidance on the effective date of January 1, 2019 and used the adoption date as the date of initial application as allowed under ASC 842. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight transition practical expedient.

The new standard also provides practical expedients for the Company’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning the Company will not recognize right-of-use assets or lease liabilities for existing and new lease agreements that qualify. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

Right-to-use assets (“ROU’) represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company used the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.

A lease is deemed to exist when the Company has the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration paid. The right to control is deemed to occur when the Company has the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets.

As a result of the adoption of ASC 842 the Company recorded $8,025 of operating ROU, and corresponding operating lease liabilities of $8,813 on January 1, 2019, relating to existing real estate operating leases.

The components of operating and finance lease costs for the first quarter of 2019 were as follows:

Three Months Ended
March 31, 2019
Total operating lease costs	$643

Finance lease cost:
Amortization of right-to-use assets	$123
Interest on lease liabilities	22
Total financing lease costs	$145

The following table reflects balances for operating leases and financing leases:

March 31, 2019
Operating leases
Operating lease right-to-use assets, net of amortization	$7,512
7,512

Operating lease liability	$1,954
Long-term operating liability	6,369
Total operating lease liabilities	$8,323

Financing leases
Property, equipment and leasehold improvements	$1,813
Accumulated depreciation	(334)
Total property, equipment and leasehold improvements, net	$1,479

Financing lease liability	$521
Long-term financing liability	895
Total	$1,416

Finance and operating lease right-to-use assets are recorded in “Plant, equipment and leasehold improvements, net”.  Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities”.

Components of lease expense were as follows:

March 31, 2019
Weighted Average Remaining Lease Term
Operating Leases	3.98
Financing Leases	3.32

Weighted Average Discount Rate
Operating Leases	9.00%
Financing Leases	10.14%

Future cash payment with respect to lease obligations as of March 31, 2019 were as follows:

	Operating	Financing
	Leases	Leases
Year Ended
2019	$1,991	$444
2020	2,734	511
2021	2,521	267
2022	1,243	267
2023	965	65
Thereafter	503	-
Total lease payment	9,957	1,554
Less imputed interest	(1,634)	(138)
Total	$8,323	$1,416

Future cash payments with respect to lease obligations as of December 31, 2018 were as follows:

	Operating	Capital
	Leases	Leases
2019	$2,927	$521
2020	2,771	474
2021	2,512	243
2022	1,243	256
2023	971	71
Thereafter	652	—
Total	$11,076	$1,565

Cash paid for amounts included in the measurement of lease liabilities for operating leases was $490 during the three months ended March 31, 2019.

As of January 1, 2018, the Company adopted Accounting Standards Update Codification ASC 606, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires an entity to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company applied ASC 606 as of January 1, 2018 to all its contracts using the modified retrospective method and recognized the cumulative effect of adoption as an adjustment to the opening balance of “Accumulated loss” on the Condensed Consolidated Balance Sheet. Under the new guidance, the Company recognizes certain performance obligations over time as the goods are produced, since those products provide value to only a specified customer, have no alternative use and the Company has the right to payment for work completed on such items. This accelerates the timing of revenue recognition for these arrangements, as revenue is recognized as goods are produced rather than upon shipment or delivery of goods. See Note 2 “Net Sales” for revenue recognition timing and methodology under ASC 606.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended March 31, 2019
	Products	Services	Total
U.S. Debit and Credit	$32,844	$16,085	$48,929
U.S. Prepaid Debit	—	16,744	16,744
Other	397	1,282	1,679
Intersegment eliminations	(484)	(2)	(486)
Total	$32,757	$34,109	$66,866

	Three Months Ended March 31, 2018
	Products	Services	Total
U.S. Debit and Credit	$23,720	$13,428	$37,148
U.S. Prepaid Debit	—	15,512	15,512
Other	1,375	1,324	2,699
Intersegment eliminations	(351)	(151)	(502)
Total	$24,744	$30,113	$54,857

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

3. Discontinued Operation

On August 3, 2018, the Company completed the sale of its United Kingdom facilities that comprised the U.K. Limited reporting segment. The Company reported the U.K. Limited reporting segment as discontinued operations and restated the comparative financial information for all periods presented in conformity with GAAP.  The Company did not retain significant continuing involvement with the discontinued operation subsequent to the disposal.

The major line items constituting the loss from the discontinued operation for the three months ended March 31, 2018 are presented in the table below.  The amounts relating to the discontinued operation for the three months ended March 31, 2019 were not significant.

Three Months Ended
March 31,
2018
Total net sales	$4,212
Total cost of sales	4,198
Selling, general and administrative	1,620
Other expense	7
Pretax (loss) from discontinued operation	(1,613)
Income tax expense	-
Net (loss) from discontinued operation	$(1,613)

4. Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2019	December 31, 2018

Trade accounts receivable	$36,335	$36,428
Unbilled accounts receivable	9,106	7,577
	45,441	44,005
Less allowance for doubtful accounts	(201)	(211)
	$45,240	$43,794

5.  Inventories

Inventories are summarized below:

	March 31, 2019	December 31, 2018

Raw materials	$10,233	$8,235
Finished goods	5,384	2,991
Inventory reserve	(1,385)	(1,399)
	$14,232	$9,827

6. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

	March 31, 2019	December 31, 2018

Machinery and equipment	$62,022	$62,067
Machinery and equipment under capital leases	1,812	1,812
Furniture, fixtures and computer equipment	8,070	7,730
Leasehold improvements	16,134	19,651
Construction in progress	2,968	1,596
Operating right-of-use assets	8,025	—
	99,031	92,856
Less accumulated depreciation	(53,391)	(53,746)
	$45,640	$39,110

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under capital leases, was $3,059 and $3,746 for the three months ended March 31, 2019 and 2018, respectively.

7. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in its U.S. Debit and Credit segment at March 31, 2019 and December 31, 2018.

Intangible assets consist of customer relationships, technology and software, non-compete agreements and trademarks. Intangible amortization expense was $1,164 and $1,164 for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and December 31, 2018, intangible assets, excluding goodwill, were comprised of the following:

				March 31, 2019			December 31, 2018
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$55,454	$(26,407)	$29,047	$55,454	(25,587)	$29,867
Technology and software	7	to	10	7,101	(4,256)	2,845	7,101	(4,024)	3,077
Trademarks	7.5	to	10	3,330	(974)	2,356	3,330	(877)	2,453
Non-compete agreements	5	to	8	491	(466)	25	491	(451)	40
Intangible assets subject to amortization				$66,376	$(32,103)	$34,273	$66,376	$(30,939)	$35,437

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of March 31, 2019 was as follows:

2019	$3,471
2020	4,595
2021	4,352
2022	3,867
2023	3,867
Thereafter	14,121
$34,273

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the Condensed Consolidated Balance Sheets were as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at March 31, 2019
	March 31,	March 31,	(Using Fair Value Hierarchy)
	2019	2019	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$203,125	$—	$203,125	$—

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2018
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2018	2018	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$203,125	$—	$203,125	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 9 “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

9. Long-Term Debt and Credit Facility

At March 31, 2019 and December 31, 2018, long-term debt and credit facilities consisted of the following:

	Interest	March 31,	December 31,
	Rate (1)	2019	2018
First Lien Term Loan (1)	7.35%	$312,500	$312,500
Unamortized discount		(2,279)	(2,448)
Unamortized deferred financing costs		(3,914)	(4,234)
Total Long-term debt		$306,307	$305,818

(1)   Interest rate at March 31, 2019.  Interest rate at December 31, 2018 was 7.02%.

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times trailing twelve month Adjusted EBITDA, as defined in the agreement. As of March 31, 2019, the Company was in compliance with all covenants under the First Lien Credit Facility.

The First Lien Credit Facility also requires prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was not required to make any prepayments of the First Lien Term Loan with respect to our 2018 annual financial statements.

At March 31, 2019, the Company did not have any outstanding amounts under the Revolving Credit Facility and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The interest rate on the Revolving Credit Facility is the Federal base rate plus 3.5%. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of March 31, 2019 and December 31, 2018, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines. The Company recorded accrued interest of $5,167 and $5,058 within “Accrued expenses” on the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, respectively.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

10. Income Taxes – Continuing Operations

During the three months ended March 31, 2019, the Company recognized an income tax expense of $403 on a pre-tax loss of $2,694, representing an effective income tax rate of (15.0%), compared to an income tax benefit of $1,985 on a pre-tax loss of $7,663, representing an effective tax rate of 25.9% during the three months ended March 31, 2018. The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to a partial valuation allowance of $825 on certain U.S. deferred tax assets at an effective income tax rate impact of (31.2%) for the quarter ended March 31, 2019.  The partial valuation allowance is due to the limitation on the deductibility of business interest expense which is a provision of U.S. government tax reform legislation enacted in December 2017.

11. Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss from continuing operations	$(3,097)	$(5,678)
Net (loss) income from discontinued operation	42	(1,613)
Net loss	$(3,055)	$(7,291)
Denominator:
Basic and diluted weighted-average common shares outstanding	11,160,473	11,134,714
Basic and diluted loss per share:
Continuing operations	$(0.28)	$(0.51)
Discontinued operation	0.01	(0.14)
Net loss per share	$(0.27)	$(0.65)

The Company reported a net loss for the three months ended March 31, 2019 and 2018. Accordingly, the potentially dilutive effect of 893,238 and 952,706 stock options and 67,592 and 48,509 restricted stock units were excluded from the computation of diluted earnings per share as of March 31, 2019 and 2018, respectively, as their inclusion would be anti-dilutive.

12. Commitments and Contingencies

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

On March 28, 2018, the Court entered the parties’ stipulated order staying the Derivative Suit pending final determination of the Class Action.  Under its terms, the stay of the Derivative Suit was lifted 30 days after the entry of final judgment in the Class Action which was entered on February 25, 2019.

The Company believes these claims are without merit and is defending the Derivative Suit vigorously. Given the current stage of these matters, the range of any potential loss is not probable or estimable and no liability has been recorded as of March 31, 2019 and December 31, 2018.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

13. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan. Effective September 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000. The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance. As of March 31, 2019, there were 181,719 shares available for grant under the Omnibus Plan.

During the three months ended March 31, 2019, the Company did not grant any awards of non-qualified stock options.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2018	910,627	$14.99
Granted	—	0.00
Forfeited	(23,989)	9.62
Outstanding as of March 31, 2019	886,638	$15.13	8.13
Options vested and exercisable as of March 31, 2019	337,194	22.44	7.73
Options vested and expected to vest as of March 31, 2019	886,638	15.13	8.13

The following is a summary of the activity in non-vested stock options under the Omnibus Plan:

		Weighted-Average
	Number	Grant-Date Fair Value

Non-vested as of December 31, 2018	605,352	$3.14
Granted	-	-
Forfeited	(22,973)	2.85
Vested	(32,935)	3.83
Non-vested as of March 31, 2019	549,444	$3.11

Unvested options as of March 31, 2019 will vest as follows:

2019	257,585
2020	238,661
2021	53,198
Total unvested options as of March 31, 2019	549,444

The weighted-average grant-date fair value of options granted was as follows:

	Three Months Ended March 31,
	2019	2018
Weighted-average grant-date fair value of options granted	$-	$1.80

The Company had no grants of options for the three months ended March 31, 2019.

The following table summarizes the changes in the number of outstanding restricted stock units for the three-month period ended March 31, 2019:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Units	Fair Value	(in Years)
Outstanding as of December 31, 2018	68,649	$6.25
Granted	—
Vested	(244)	23.75
Forfeited	(813)	21.75
Outstanding as of March 31, 2019	67,592	$6.00	0.82

During the three months ended March 31, 2019, the Company did not grant any awards of restricted stock units.

Unvested restricted stock units as of March 31, 2019 will vest as follows:

2019	57,319
2020	10,030
2021	243
Total unvested restricted stock units as of March 31, 2019	67,592

The following table summarizes the changes in the number of outstanding cash performance units for the three months ended March 31, 2019:

Units
Outstanding as of December 31, 2018	425,012
Granted	—
Vested	(212,505)
Forfeited	(17,858)
Outstanding as of March 31, 2019	194,649

There were no awards of cash performance units during the three months ended March 31, 2019. These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant. The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second and third anniversaries of the grant date of March 22, 2017, compared to the Company’s stock price on the date of grant. During the first three months of 2019, the second tranche of the cash performance units vested. Accordingly, the Company made a cash payment of $106 to the award recipients.

The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and re-measured to fair value at the end of each reporting period. As of March 31, 2019, the Company recognized a liability of $66 in “Accrued expenses” in the Condensed Consolidated Balance Sheet for unsettled cash performance units.

Compensation expense for the Omnibus Plan for the three months ended March 31, 2019 and 2018 was $147 and $395, respectively. As of March 31, 2019, the total unrecognized compensation expense related to unvested options, restricted stock units and cash performance unit awards under the Omnibus Plan was $522, which the Company expects to recognize over an estimated weighted-average period of 1.1 years.

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

As a result of the Company’s adoption of the Omnibus Plan, as further described above, no further awards will be made under the Option Plan. The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of March 31, 2019.

During the three months ended March 31, 2019, there was no activity under the Option Plan. As such, total shares outstanding and exercisable were 6,600 shares with a weighted-average exercise price of $0.002 per share and a weighted-average remaining contract term of 4.2 years at March 31, 2019.

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for the three months ended March 31, 2019 and 2018, were de minimis.

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

As of March 31, 2019, the Company’s reportable segments were as follows:

    U.S. Debit and Credit,

    U.S. Prepaid Debit, and

    Other.

The Other category includes the Company’s corporate headquarters and a less significant operating segment that derives its revenue from the production of Financial Payment Cards and retail gift cards in Canada.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three months ended March 31, 2019 were as follows:

	Net Sales
	Three Months Ended March 31,
	2019	2018
U.S. Debit and Credit	$48,929	$37,148
U.S. Prepaid Debit	16,744	15,512
Other	1,679	2,699
Intersegment eliminations	(486)	(502)
Total	$66,866	$54,857

	EBITDA
	Three Months Ended March 31,
	2019	2018
U.S. Debit and Credit	$10,380	$5,718
U.S. Prepaid Debit	5,779	4,819
Other	(8,306)	(7,784)
Total	$7,853	$2,753

The following table provides a reconciliation of total segment EBITDA from continuing operations to net loss for the three months ended March 31, 2019:

	Three Months Ended
	March 31,
	2019	2018
Total segment EBITDA from continuing operations	$7,853	$2,753
Interest, net	(6,324)	(5,506)
Income tax (expense) benefit	(403)	1,985
Depreciation and amortization	(4,223)	(4,910)
Net loss from continuing operations	$(3,097)	$(5,678)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018

U.S. Debit and Credit	$168,178	$169,567
U.S. Prepaid Debit	27,032	25,117
Other	10,374	12,520
Total assets	$205,584	$207,204

Net Sales by Products and Services

Net sales from products and services sold by the Company for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018

Products net sales (a)	$32,757	$24,744
Services net sales (b)	34,109	30,113
Total net sales	$66,866	$54,857

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

Net Sales to Geographic Locations, Property, Equipment and Leasehold Improvements and Long-Lived Assets

Subsequent to the sale of the Company’s U.K. Limited segment and reclassification to discontinued operations, the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived assets relating to geographic locations outside of the United States is insignificant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”).

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

These risks and uncertainties include, but are not limited to: our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our credit facility and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; system security risks, data protection breaches and cyber-attacks and possible exposure to litigation and/or regulatory penalties under applicable data privacy and other laws for failure to prevent such incidents; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; our failure to maintain our listing on the NASDAQ Capital Market; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement, claims that our technology is infringing on the intellectual property of others, and risks related to open source software; defects in our software; problems in production quality and process; our failure to retain our existing customers or identify and attract new customers; a loss of market share or a decline in profitability resulting from competition; our inability to recruit, retain and develop qualified personnel, including key personnel; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; our inability to develop, introduce and commercialize new products; the effect of legal and regulatory proceedings; developing technologies that make our existing technology solutions and products less relevant or a failure to introduce new products and services in a timely manner; quarterly variation in our operating results; infringement of our intellectual property rights, or claims that our technology is infringing on third-party intellectual property; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the PCI Security Standards Council (“PCI”) security standards or other industry standards such as Payment Card Brand certification standards; costs relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state retailers; disruption or delays in our manufacturing operations or supply chain; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; costs relating to product defects and any related product liability and/or warranty claims; maintenance and further imposition of tariffs and/or trade restrictions on goods imported into the United States; our dependence on licensing arrangements; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products; risks associated with the controlling stockholders’ ownership of our stock; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019 and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which we define as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, MasterCard, American Express and Discover in the United States). To a lesser extent, the Company is also engaged in the design, production, data personalization, packaging and fulfillment of retail gift and loyalty cards.

As a producer and provider of services for Financial Payment Cards, each of our secure facilities must be certified by one or more of the Payment Card Brands and is therefore subject to specific requirements and conditions. Noncompliance with these requirements would prohibit the individual facilities from producing Financial Payment Cards for these entities’ payment card issuers.

In the fourth quarter of 2018, the Company entered into a definitive agreement to sell the Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale agreement did not include customers for which we only manufacture and personalize Financial Payment Cards. The transaction closed on April 1, 2019 and the Company does not expect this sale to have material impact on cash or net gain or loss on sale. The Financial Payment Card business customers of the Canadian subsidiary migrated to the Company’s operations in the U.S. or to other service providers during the first quarter of 2019. The Canadian subsidiary is not a significant operating segment and is part of the Other reportable segment.

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

The major line items constituting the loss from the discontinued operation for the three months ended March 31, 2018 are presented in the table below.  The amounts relating to the discontinued operation for the three months ended March 31, 2019 were not significant.

Three Months Ended
March 31,
2018
Total net sales	$4,212
Total cost of sales	4,198
Selling, general and administrative	1,620
Other expense	7
Pretax (loss) from discontinued operation	(1,613)
Income tax expense	-
Net (loss) from discontinued operation	$(1,613)

U.K. Limited incurred a pre-tax loss from operations of $1.6 million three months ended March 31, 2018, due to the softness in our U.K. Limited retail sector and a decline in sales relating to certain customers.

During February 2018, we made the decision to consolidate three personalization operations in the United States into two facilities to better enable us to optimize operations.  In conjunction with this decision, we accelerated the depreciation of certain related assets, which totaled $0.8 million for the three months ended March 31, 2018, and recorded a severance charge of $0.3 million for this same time period.  The charges were recorded in our U.S. Debit and Credit segment.

Results of Continuing Operations

The following table presents the components of our condensed consolidated statements of continuing operations for each of the periods presented:

	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Net sales:
Products	$32,757	$24,744
Services	34,109	30,113
Total net sales	66,866	54,857
Cost of sales	45,345	40,429
Gross profit	21,521	14,428
Operating expenses	17,951	16,791
Income from operations	3,570	(2,363)
Other expense, net:
Interest, net	(6,324)	(5,506)
Foreign exchange (loss) gain	41	202
Other income, net	19	4
Loss from continuing operations before taxes	(2,694)	(7,663)
Income tax (expense) benefit	(403)	1,985
Net loss from continuing operations	$(3,097)	$(5,678)

Segment Discussion

Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018

Net Sales

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$48,929	$37,148	$11,781	31.7%
U.S. Prepaid Debit	16,744	15,512	1,232	7.9%
Other	1,679	2,699	(1,020)	(37.8)%
Eliminations	(486)	(502)	16	* %
Total	$66,866	$54,857	$12,009	21.9%

* Not meaningful

Net sales for the three months ended March 31, 2019 increased $12.0 million, or 21.9%, to $66.9 million compared to $54.9 million for the three months ended March 31, 2018.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended March 31, 2019 increased $11.8 million, or 31.7%, to $48.9 million compared to $37.1 million for the three months ended March 31, 2018. The net sales increase was primarily due to higher volumes of EMV® financial payment card manufacturing, including dual interface EMV® cards, as well as card personalization and fulfillment.  Dual interface EMV® cards have additional technology to process contactless transactions and generally have a higher selling price than other contact-only EMV cards.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended March 31, 2019 increased $1.2 million, or 7.9%, to $16.7 million, compared to $15.5 million for the three months ended March 31, 2018. The increase was the result of additional sales volumes from our existing customer base, including timing of certain customer sales.

Other:

Other net sales were $1.7 million for the three months ended March 31, 2019 compared to $2.7 million for the three months ended March 31, 2018. The decrease was a result of lower sales volumes with certain financial payment card customers prior to the closure of the Canada subsidiary disposition on April 1, 2019.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$15,272	31.2%	$8,483	22.8%	$6,789	80.0%
U.S. Prepaid Debit	6,346	37.9%	5,368	34.6%	978	18.2%
Other	(97)	(5.8)%	577	21.4%	(674)	* %
Total	$21,521	32.2%	$14,428	26.3%	$7,093	49.2%

* Not meaningful;

Gross profit for the three months ended March 31, 2019 increased $7.1 million, or 49.2%, to $21.5 million compared to $14.4 million for the three months ended March 31, 2018. Gross profit margin for the three months ended March 31, 2019 increased to 32.2% compared to 26.3% for the three months ended March 31, 2018.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended March 31, 2019 increased $6.8 million, or 80.0%, to $15.3 million compared to $8.5 million during the three months ended March 31, 2018. The increase in gross profit and gross profit margin for U.S. Debit and Credit was driven primarily by increased sales from a more profitable product and services mix, favorable overhead cost absorption, and a reduction in depreciation expense due to the consolidation of our personalization operations in the prior year.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended March 31, 2019 increased 18.4% to $6.4 million compared to $5.4 million for the three months ended March 31, 2018. Gross profit margin for U.S. Prepaid Debit for the three months ended March 31, 2019 increased to 37.9% compared to 34.6% for the three months ended March 31, 2018. The increase in gross profit and margin was attributed to higher sales volumes from customer mix, and cost optimization initiatives implemented during the course of 2018.

Other:

Other gross loss was $0.1 million for the three months ended March 31, 2019 compared to gross profit of $0.6 million for the three months ended March 31, 2018.  The loss was a result of lower sales volumes with certain financial payment card customers prior to the closure of the Canada subsidiary disposition on April 1, 2019, and closure costs.

Operating Expenses

	Three Months Ended March 31,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$7,495	15.3%	$5,962	16.0%	$1,533	25.7%
U.S. Prepaid Debit	1,031	6.2%	1,043	6.7%	(12)	(1.2)%
Other	9,425	* %	9,786	* %	(361)	(3.7)%
Total	$17,951	21.5%	$16,791	22.8%	$1,160	6.9%

* Not meaningful;

Operating expenses for the three months ended March 31, 2019 increased $1.2 million, or 6.9%, to $18.0 million compared to $16.8 million for the three months ended March 31, 2018.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses increased $1.5 million to $7.5 million in the three months ended March 31, 2019 compared to $6.0 million in the three months ended March 31, 2018, due to increased selling and compensation costs, consistent with the increase in net sales.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses were flat for the three months ended March 31, 2019 when compared to the three months ended March 31, 2018.

Other:

Other operating expenses during the three months ended March 31, 2019 decreased $0.4 million compared to the three months ended March 31, 2018, primarily from a decrease in consulting and technology related expenses.

Income from Operations and Operating Margin

	Three Months Ended March 31,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
U.S. Debit and Credit	$7,776	15.9%	$2,522	6.8%	$5,254	208.3%
U.S. Prepaid Debit	5,316	31.7%	4,325	27.9%	991	22.9%
Other	(9,522)	* %	(9,210)	* %	(312)	3.4%
Total	$3,570	5.3%	$(2,363)	(4.3)%	$5,933	* %

* Not meaningful

Income from operations for the three months ended March 31, 2019 was $3.6 million compared to loss from operations of $2.4 million for the three months ended March 31, 2019. The Company’s operating profit margin for the three months ended March 31, 2019 increased to 5.3% compared to an operating loss margin of 4.3% for the three months ended March 31, 2018.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended March 31, 2019 increased $5.3 million, to $7.8 million compared to $2.5 million for the three months ended March 31, 2018 due primarily to higher volumes of EMV® financial payment card manufacturing, including dual interface EMV® cards, and card personalization and fulfillment.  In addition, depreciation expense declined in 2019 due to the consolidation of our personalization operations in the prior year.  The impact of these improvements to income from operations were partially offset by higher operating expenses.  Operating margins for the three months ended March 31, 2019 increased to 15.9% compared to 6.8% for the three months ended March 31, 2018.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended March 31, 2019 increased to $5.3 million compared to $4.3 million for the three months ended March 31, 2018 primarily due to increased sales volumes,  and cost optimization initiatives. U.S. Prepaid Debit operating income margin for the three months ended March 31, 2019 increased to 31.7% from 27.9% for the same period in 2018.

Other:

The loss from operations in Other was $9.5 million for the three months ended March 31, 2019 compared to a loss from operations of $9.2 million for the same time period in 2018. The decrease was a result of lower sales volumes for the Canada subsidiary prior to disposition on April 1, 2019, partially offset by lower operating expenses.

Interest, net:

Interest expense for the three months ended March 31, 2019 increased to $6.3 million compared to $5.5 million for the three months ended March 31, 2018. The additional interest expense resulted primarily from a higher average interest rate on the First Lien Term Loan for the three months ended March 31, 2019 compared to the same period ended 2018.

Income tax benefit (expense):

During the three months ended March 31, 2019, there was an income tax expense of $0.4 million on pre-tax loss of $2.7 million, representing an effective income tax rate of (15.0%).  During the three months ended March 31, 2018, we recorded an income tax benefit of $2.0 million on pre-tax loss of $7.7 million, representing an effective tax rate of 25.9%. The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to a partial valuation allowance of $0.8 million on certain U.S. deferred tax assets at an effective income tax rate impact of (31.2%) for the quarter ended March 31, 2019.  The partial valuation allowance is due to the limitation on the deductibility of business interest expense which is a provision of U.S. government tax reform legislation enacted in December 2017.

Net loss from continuing operations:

During the three months ended March 31, 2019, net loss from continuing operations was $3.1 million, compared to a $5.7 million loss during the three months ended March 31, 2018. The change was primarily due to higher net sales and gross profit, partially offset by higher operating expenses and interest expense as described above.

Liquidity and Capital Resources

At March 31, 2019, we had $7.9 million of cash and cash equivalents. Of this amount, $0.3 million was held in accounts outside of the United States.

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

The Company is party to a First Lien Credit Facility, dated as of August 17, 2015, that includes both a Term Loan facility and a $40.0 million Revolving Credit Facility, of which $20.0 million was available for borrowing as of March 31, 2019.  Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement.  As of March 31, 2019, our net leverage ratio was 9.9 times Adjusted EBITDA. The First Lien Term Loan and Revolving Credit Facility mature on August 17, 2022 and August 17, 2020, respectively. We may also be required to make prepayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required prepayments to be made after the issuance of our annual financial statements. We were not required to make any prepayments of the First Lien Term Loans with respect to our 2018 annual financial statements.

At March 31, 2019, $312.5 million of First Lien Term Loans were outstanding and no loans were outstanding under the Revolving Credit Facility. Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%. As of March 31, 2019, the interest rate on our First Lien Term Loan was 7.35%. The interest rate on the Revolving Credit Facility is the Federal base rate plus 3.5%.

 The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets and affiliate transactions. As of March 31, 2019, we were in compliance with all covenants under the First Lien Credit Facility.

Operating Activities – Continuing Operations

Cash used in operating activities – continuing operations for the three months ended March 31, 2019 was $10.2 million compared to a usage of $1.6 million during the three months ended March 31, 2018. The year over year fluctuation was due primarily to working capital cash flow changes.  For the three months ended March 31, 2019, we had a cash usage relating primarily to payments for employee performance incentive compensation earned in 2018, increases in inventory to support the growth of our business, and increase in accounts receivable as a result of higher net sales.

Investing Activities – Continuing Operations

Cash used in investing activities – continuing operations for the three months ended March 31, 2019 was $2.2 million, compared to a usage of $0.7 million during the three months ended March 31, 2018. Cash used in investing activities – continuing operations was related to capital expenditures, including investments to support the growth of the business in 2019, including machinery and information technology equipment.

Financing Activities

During the three months ended March 31, 2019 and 2018, cash used in financing activities was $0.1 million and related to principal payments on capital lease obligations.   For working capital purposes, we borrowed and repaid $5.0 million on the Revolving Credit Facility during the quarter ended March 31, 2019.

Contractual Obligations

During the three months ended March 31, 2019, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2018, for which there were no material changes as of March 31, 2019, included:

•	Impairment Assessments of Goodwill and Long-Lived Assets,

•	Inventory Valuation,
•	Revenue recognition
•	Stock-Based Compensation and
•	Income Taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented changes to internal controls due to the adoption of Accounting Standard Update No. 2016-02, Leases (Accounting Standard Codification Topic 842) effective January 1, 2019. These changes include processes to evaluate and account for contracts under the new accounting standard. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

On March 28, 2018, the Court entered the parties’ stipulated order staying the Derivative Suit pending final determination of the Class Action.  Under its terms, the stay of the Derivative Suit was lifted 30 days after the entry of final judgment in the Class Action which was entered on February 25, 2019.

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al. (2 cases)

First case.  On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado. The complaint asserts that MPS ultra secure gift card packages sold to at least one customer infringe a Company patent on ultra-secure gift card packages. MPS has answered the complaint and counterclaimed for invalidity and non-infringement. The Company’s preliminary injunction request was denied without prejudice after MPS represented that it had voluntarily ceased using the accused technology and will notify CPI before it re-starts. Discovery is underway. MPS’s early motion for summary judgment was denied in August 2017 and its motion to dismiss on jurisdictional grounds was denied in July 2018. The

Company’s subsidiary CPI Card Group-Minnesota, Inc., has been added to the case as plaintiff. The Company’s patent will expire in 2028.

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

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

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

CPI CARD GROUP INC.

May 9, 2019	/s/ John Lowe
John Lowe
Chief Financial Officer
(Principal Financial Officer)