Form 10-Q
period 2019-06-30
CPI Card Group Inc.
filed 2019-08-07
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒     No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes☒     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of July 25, 2019: 11,223,528

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,484	$20,291
Accounts receivable, net of allowances of $290 and $211, respectively	42,220	43,794
Inventories	14,854	9,827
Prepaid expenses and other current assets	4,106	4,997
Income taxes receivable	5,305	5,564
Total current assets	83,969	$84,473
Plant, equipment and leasehold improvements, net	45,515	39,110
Intangible assets, net	33,109	35,437
Goodwill	47,150	47,150
Other assets	549	1,034
Total assets	$210,292	$207,204
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,415	$16,511
Accrued expenses	20,846	23,853
Deferred revenue and customer deposits	350	912
Total current liabilities	35,611	$41,276
Long-term debt	306,796	305,818
Deferred income taxes	6,342	5,749
Other long-term liabilities	11,008	3,937
Total liabilities	359,757	$356,780
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,223,528 and 11,160,377 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	11	11
Capital deficiency	(111,939)	(112,223)
Accumulated loss	(37,537)	(36,004)
Accumulated other comprehensive loss	—	(1,360)
Total stockholders’ deficit	(149,465)	$(149,576)
Total liabilities and stockholders’ deficit	$210,292	$207,204

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Products	$33,125	$31,494	$65,882	$56,238
Services	33,776	29,960	67,885	60,073
Total net sales	66,901	61,454	133,767	116,311
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	22,098	18,962	43,587	35,280
Services (exclusive of depreciation and amortization shown below)	19,647	19,116	40,813	39,780
Depreciation and amortization	2,775	3,501	5,465	6,949
Total cost of sales	44,520	41,579	89,865	82,009
Gross profit	22,381	19,875	43,902	34,302
Operating expenses, net:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	16,792	15,756	33,210	31,084
Depreciation and amortization	1,493	1,465	3,026	2,927
Litigation settlement gain	(6,000)	—	(6,000)	—
Total operating expenses, net:	12,285	17,221	30,236	34,011
Income from operations	10,096	2,654	13,666	291
Other expense, net:
Interest, net	(6,438)	(5,586)	(12,762)	(11,092)
Foreign currency loss	(1,321)	(466)	(1,280)	(264)
Other income (expense), net	(8)	3	11	7
Total other expense, net	(7,767)	(6,049)	(14,031)	(11,349)
Income (loss) from continuing operations before income taxes	2,329	(3,395)	(365)	(11,058)
Income tax (expense) benefit	(777)	2,593	(1,180)	4,578
Net income (loss) from continuing operations	1,552	(802)	(1,545)	(6,480)
Net income (loss) from discontinued operation, net of tax (see Note 3)	(30)	(15,907)	12	(17,521)
Net income (loss)	$1,522	$(16,709)	$(1,533)	$(24,001)
Basic and diluted earnings (loss) per share:
Basic and diluted - Continuing operations	$0.14	$(0.07)	$(0.14)	$(0.58)
Basic and diluted - Discontinued operation	—	(1.43)	—	(1.57)
Net earnings (loss) per share	$0.14	$(1.50)	$(0.14)	$(2.15)

Weighted-average common share outstanding:
Basic	11,178,462	11,143,230	11,169,468	11,138,972
Diluted	11,242,225	11,143,230	11,169,468	11,138,972
Comprehensive income/ (loss):
Net income (loss)	$1,522	$(16,709)	$(1,533)	$(24,001)
Currency translation adjustment	—	(494)	31	(185)
Reclassification adjustment to foreign currency loss	1,329	—	1,329	—
Total comprehensive income (loss)	$2,851	$(17,203)	$(173)	$(24,186)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands)

(Unaudited)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
March 31, 2019	11,160,537	$11	$(112,091)	$(39,059)	$(1,329)	$(152,468)
Shares issued under stock-based compensation plans	62,991	—	—	—	—	—
Stock-based compensation	—	—	152	—	—	152
Components of comprehensive (loss) income:						—
Net income	—	—	—	1,522	—	1,522
Reclassification adjustment to foreign currency loss	—	—	—	—	1,329	1,329
June 30, 2019	11,223,528	$11	$(111,939)	$(37,537)	$—	$(149,465)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2018	11,160,377	$11	$(112,223)	$(36,004)	$(1,360)	$(149,576)
Shares issued under stock-based compensation plans	63,151	—	—	—	—	—
Stock-based compensation	—	—	284	—	—	284
Components of comprehensive (loss) income:
Net loss	—	—	—	(1,533)	—	(1,533)
Currency translation adjustment	—	—	—	—	31	31
Reclassification adjustment to foreign currency loss	—	—	—	—	1,329	1,329
June 30, 2019	11,223,528	$11	$(111,939)	$(37,537)	$—	$(149,465)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
March 31, 2018	11,134,714	$11	$(112,740)	$(5,862)	$(4,829)	$(123,420)
Shares issued under stock-based compensation plans	25,000	—	—	—	—	—
Stock-based compensation	—	—	363	—	—	363
Components of comprehensive (loss) income:
Net loss	—	—	—	(16,709)	—	(16,709)
Currency translation adjustment	—	—	—	—	(494)	(494)
June 30, 2018	11,159,714	$11	$(112,377)	$(22,571)	$(5,323)	$(140,260)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2017	11,134,714	$11	$(113,081)	$(1,366)	$(5,138)	$(119,574)
Adoption of ASC 606	—	—	—	2,796	—	2,796
Shares issued under stock-based compensation plans	25,000	—	—	—	—	—
Stock-based compensation	—	—	704	—	—	704
Components of comprehensive (loss) income:						—
Net loss	—	—	—	(24,001)	—	(24,001)
Currency translation adjustment	—	—	—	—	(185)	(185)
June 30, 2018	11,159,714	$11	$(112,377)	$(22,571)	$(5,323)	$(140,260)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(1,533)	$(24,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from discontinued operation	(12)	17,521
Depreciation and amortization expense	8,491	9,876
Stock-based compensation expense	308	784
Amortization of debt issuance costs and debt discount	979	972
Deferred income taxes	593	(4,782)
Reclassification adjustment to foreign currency loss	1,329	—
Other, net	(190)	158
Changes in operating assets and liabilities:
Accounts receivable	66	(6,577)
Inventories	(5,028)	(2,466)
Prepaid expenses and other assets	1,593	(299)
Income taxes	228	2,284
Accounts payable	(1,042)	2,271
Accrued expenses	(6,249)	3,093
Deferred revenue and customer deposits	(564)	25
Other liabilities	74	(212)
Cash used in operating activities - continuing operations	(957)	(1,353)
Cash provided by (used in) operating activities - discontinued operation	12	(1,152)
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(2,686)	(2,109)
Cash received for sale of Canadian subsidiary	1,451	—
Cash used in investing activities - continuing operations	(1,235)	(2,109)
Cash used in investing activities - discontinued operation	—	(536)
Financing activities
Proceeds from revolving credit facility	11,500	—
Payments on revolving credit facility	(11,500)	—
Payments on financing leases	(663)	(306)
Cash used in financing activities	(663)	(306)
Effect of exchange rates on cash	36	1
Net decrease in cash and cash equivalents	(2,807)	(5,455)
Cash and cash equivalents, beginning of period	20,291	23,205
Cash and cash equivalents, end of period	$17,484	$17,750
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,660	$9,783
Income taxes, net payments (refunds)	$340	$(1,504)
Right-to-use assets obtained in exchange for lease obligations:
Operating leases	$8,533	$—
Financing leases	$3,366	$821
Accounts payable for acquisitions of plant, equipment and leasehold improvements	$841	$970

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

In the fourth quarter of 2018, the Company entered into a definitive agreement to sell the Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to the Company’s operations in the U.S. or to other service providers in 2019. The transaction closed on April 1, 2019, and the Company received cash proceeds of $1,451.  After the payment of liabilities and transaction costs, including employee termination costs, the sale did not have a significant impact on cash, and no significant loss on sale.  In connection with the disposition of the foreign entity, the Company released the related cumulative translation adjustment from “Accumulated Other Comprehensive Loss” on the Balance Sheet into income from continuing operations during the three months ended June 30, 2019. This adjustment was $1,329 and is included in “Foreign Currency Loss” on the Statement of Operations.  The Canadian subsidiary was not a significant operating segment and was part of the Other reportable segment.

During February 2018, the Company made the decision to consolidate three personalization operations in the United States into two facilities to better enable the Company to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, the Company accelerated the depreciation of certain related assets, which totaled $1,332 for the three months ended June 30, 2018 and $2,132 for the six months ended June 30, 2018, and recorded severance charges of $223 and $552 for these same respective time periods. The Company recorded a lease termination charge of $432 in the three months ended June 30, 2018. The charges were recorded in the U.S. Debit and Credit segment and were included in “Cost of Sales” and “Selling, General, and Administrative Expenses” on the Statement of Operations.

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

The components of operating and finance lease costs for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Total operating lease costs	$665	$1,308

Finance lease cost:
Amortization of right-to-use assets	$178	$301
Interest on lease liabilities	40	62
Total financing lease costs	$218	$363

The following table reflects balances for operating leases and financing leases:

June 30, 2019
Operating leases
Operating lease right-to-use assets, net of amortization	$7,271
7,271

Operating lease liability (current)	$2,104
Long-term operating liability	6,285
Total operating lease liabilities	$8,389

Financing leases
Property, equipment and leasehold improvements	$5,178
Accumulated depreciation	(512)
Total property, equipment and leasehold improvements, net	$4,666

Financing lease liability	$1,725
Long-term financing liability	2,525
Total	$4,250

Finance and operating lease right-to-use assets are recorded in “Plant, equipment and leasehold improvements, net”. Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities”.

Components of lease expense were as follows:

June 30, 2019
Weighted Average Remaining Lease Term
Operating Leases	3.82
Financing Leases	2.67

Weighted Average Discount Rate
Operating Leases	8.96%
Financing Leases	9.38%

Future cash payments with respect to lease obligations as of June 30, 2019 were as follows:

	Operating	Financing
	Lease	Leases
Year Ending
2019	$1,389	$959
2020	2,854	1,836
2021	2,646	1,220
2022	1,371	469
2023	1,097	73
Thereafter	605	-
Total lease payments	9,962	4,557
Less imputed interest	(1,573)	(307)
Total	$8,389	$4,250

Future cash payments with respect to lease obligations as of December 31, 2018 were as follows:

	Operating	Capital
	Leases	Leases
2019	$2,927	$521
2020	2,771	474
2021	2,512	243
2022	1,243	256
2023	971	71
Thereafter	652	—
Total	$11,076	$1,565

Cash paid on operating leases was $444 and $934 during the three and six months ended June 30, 2019, respectively.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. The Company is currently reviewing the requirements of the standard and evaluating the impact on the Company’s consolidated financial position, results of operations, and cash flows.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended June 30, 2019
	Products	Services	Total
U.S. Debit and Credit	$33,276	17,810	$51,086
U.S. Prepaid Debit	—	15,966	15,966
Intersegment eliminations	(151)	—	(151)
Total	$33,125	$33,776	$66,901

	Six Months Ended June 30, 2019
	Products	Services	Total
U.S. Debit and Credit	$66,120	33,895	$100,015
U.S. Prepaid Debit	—	32,710	32,710
Other	397	1,282	1,679
Intersegment eliminations	(635)	(2)	(637)
Total	$65,882	$67,885	$133,767

	Three Months Ended June 30, 2018
	Products	Services	Total
U.S. Debit and Credit	$30,444	13,399	$43,843
U.S. Prepaid Debit	—	15,427	15,427
Other	1,625	1,355	2,980
Intersegment eliminations	(575)	(221)	(796)
Total	$31,494	$29,960	$61,454

	Six Months Ended June 30, 2018
	Products	Services	Total
U.S. Debit and Credit	$54,164	26,827	$80,991
U.S. Prepaid Debit	—	30,938	30,938
Other	3,000	2,679	5,679
Intersegment eliminations	(926)	(371)	(1,297)
Total	$56,238	$60,073	$116,311

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” revenue are the design and production of Financial Payment Cards, including contact-EMV, Dual-Interface EMV®, metal, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping.

The Company includes gross shipping and handling revenue and cost in net sales and cost of sales respectively.

Services Net Sales

Revenue is recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. The Company also generates “Service” revenue click-fees from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images. “Services” revenue is also generated from personalizing retail gift cards historically in Canada prior to disposition. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

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

The major line items constituting the loss from the discontinued operation for the three and six months ended June 30, 2018 are presented in the table below.  The amounts relating to the discontinued operation for the three and six months ended June 30, 2019 were not significant.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Total net sales	$4,587	$8,799
Total cost of sales	4,300	8,498
Selling, general and administrative	1,446	3,066
Impairments	7,615	7,615
Other expense	21	29
Pretax (loss) from discontinued operation	(8,795)	(10,409)
Pretax loss on discontinued operation classification	(7,244)	(7,244)
Total pretax loss on discontinued operations	(16,039)	(17,653)
Income tax expense	132	132
Net (loss) from discontinued operation	$(15,907)	$(17,521)

4. Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018

Trade accounts receivable	$34,215	$36,428
Unbilled accounts receivable	8,295	7,577
	42,510	44,005
Less allowance for doubtful accounts	(290)	(211)
	$42,220	$43,794

5.  Inventories

Inventories are summarized below:

	June 30, 2019	December 31, 2018

Raw materials	$10,917	$8,235
Finished goods	5,427	2,991
Inventory reserve	(1,490)	(1,399)
	$14,854	$9,827

6. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

	June 30, 2019	December 31, 2018

Machinery and equipment	$55,714	$62,067
Machinery and equipment under financing leases	5,178	1,812
Furniture, fixtures and computer equipment	5,539	7,730
Leasehold improvements	14,637	19,651
Construction in progress	1,662	1,596
	82,730	92,856
Less accumulated depreciation	(44,486)	(53,746)
Operating right-of-use assets, net of accumulated amortization	7,271	—
	$45,515	$39,110

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $3,104 and $3,802 for the three months ended June 30, 2019 and 2018, respectively, and $6,163 and $7,548 for the six months ended June 30, 2019 and 2018, respectively.

7. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in its U.S. Debit and Credit segment at June 30, 2019 and December 31, 2018.

Intangible assets consist of customer relationships, technology and software, non-compete agreements and trademarks. Intangible amortization expense was $1,164 for each period ended for the three months and $2,328 for each period ended for the six months ended June 30, 2019 and 2018.

At June 30, 2019 and December 31, 2018, intangible assets, excluding goodwill, were comprised of the following:

				June 30, 2019			December 31, 2018
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$55,454	$(27,226)	$28,228	$55,454	(25,587)	$29,867
Technology and software	7	to	10	7,101	(4,489)	2,612	7,101	(4,024)	3,077
Trademarks	7.5	to	10	3,330	(1,071)	2,259	3,330	(877)	2,453
Non-compete agreements	5	to	8	491	(481)	10	491	(451)	40
Intangible assets subject to amortization				$66,376	$(33,267)	$33,109	$66,376	$(30,939)	$35,437

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of June 30, 2019 was as follows:

2019	$2,308
2020	4,595
2021	4,352
2022	3,867
2023	3,867
Thereafter	14,120
$33,109

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the Condensed Consolidated Balance Sheets were as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at June 30, 2019
	June 30,	June 30,	(Using Fair Value Hierarchy)
	2019	2019	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$246,875	$—	$246,875	$—

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2018
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2018	2018	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$203,125	$—	$203,125	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 10 “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018

Accrued payroll and related employee expenses	$4,853	$4,040
Accrued employee performance bonus	3,247	7,137
Accrued Interest	5,191	5,058
Short term operating and financing leases	3,829	521
Other	3,726	7,097
Total accrued expenses	$20,846	$23,853

10. Long-Term Debt and Credit Facility

At June 30, 2019 and December 31, 2018, long-term debt and credit facilities consisted of the following:

	Interest	June 30,	December 31,
	Rate (1)	2019	2018
First Lien Term Loan (1)	7.35%	$312,500	$312,500
Unamortized discount		(2,109)	(2,448)
Unamortized deferred financing costs		(3,595)	(4,234)
Total Long-term debt		$306,796	$305,818

(1)   Interest rate at June 30, 2019.  Interest rate at December 31, 2018 was 7.02%.

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times trailing twelve month Adjusted EBITDA, as defined in the agreement. As of June 30, 2019, the Company was in compliance with all covenants under the First Lien Credit Facility.

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

At June 30, 2019, the Company did not have any outstanding amounts under the Revolving Credit Facility and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The interest rate on the Revolving Credit Facility is the Federal base rate plus 3.5%. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of June 30, 2019 and December 31, 2018, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

11. Income Taxes – Continuing Operations

During the three months ended June, 2019, the Company recognized an income tax expense of $777 on a pre-tax income of $2,329 compared to an income tax benefit of $2,593 on a pre-tax loss of $3,395 for the prior period. During the six months ended June 30, 2019, the Company recognized an income tax expense of $1,180 on pre-tax loss of $365, representing an effective income tax rate of (323.3%).  For the six months ended June 30, 2018, the Company recognized an income tax benefit of $4,578 on a pre-tax loss of $11,058, representing an effective income tax rate of 41.4%.

For the six months ended June 30, 2019 and 2018, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	June 30,
	2019	2018
Tax at federal statutory rate	20.3%	21.0%
State Taxes, net	(60.1)	2.1
Valuation allowance	(206.2)	(8.3)
Tax benefit U.K. discontinued operation	—	27.2
Other	(77.3)	(0.6)
Effective income tax rate	(323.3)%	41.4%

The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to a partial valuation allowance of $752 on certain U.S. deferred tax assets at an effective income tax rate impact of (206.2%) for the six months ended June 30, 2019.  The partial valuation allowance is due to the limitation on the deductibility of business interest expense which is a provision of U.S. government tax reform legislation enacted in December 2017.  For the six months ended June 30, 2018, the primary reason that the effective tax rate differs from the federal U.S. statutory rate is due to a tax benefit recorded in connection with the U.K. Limited discontinued operation. The Company’s income tax receivable on the condensed consolidated balance sheet as of June 30, 2019, is primarily comprised of U.S. federal income tax receivable relating to a prior tax year.

12. Income (loss) per Share

Basic and diluted income (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) from continuing operations	$1,552	$(802)	$(1,545)	$(6,480)
Net income (loss) from discontinued operation	(30)	(15,907)	12	(17,521)
Net income (loss)	$1,522	$(16,709)	$(1,533)	$(24,001)
Denominator:
Basic weighted-average common shares outstanding	11,178,462	11,143,230	11,169,468	11,138,972
Dilutive shares	63,763	—	—	—
Diluted weighted-average shares outstanding	11,242,225	11,143,230	11,169,468	11,138,972

Basic and diluted-Continuing operations	$0.14	$(0.07)	$(0.14)	$(0.58)
Basic and diluted-Discontinued operation	—	(1.43)	—	(1.57)
Basic and diluted net earnings (loss) per share	$0.14	$(1.50)	$(0.14)	$(2.15)

The Company reported a net loss for the three months ended June 30, 2018, six months ended June 30, 2019 and 2018. Accordingly, the potentially dilutive effect of 864,257 and 957,840 stock options and 11,201 and 98,535 restricted stock units were excluded from the computation of diluted earnings per share as of June 30, 2019 and 2018, respectively, as their inclusion would be anti-dilutive.

13. Commitments and Contingencies; Litigation Settlement

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

Heckermann v. Montross et al., Case No. 1:17-CV-01673 (D. Del.) (the “Derivative Suit”)

On November 20, 2017, a purported CPI stockholder filed a stockholder derivative complaint in the United States District Court for the District of Delaware (the “Court”) against certain of CPI’s former officers and current and former directors, along with the sponsors of CPI’s October 2015 initial public offering (“IPO”). CPI is also named as a nominal defendant. The derivative complaint asserts claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and seeks, among other things, injunctive relief, damages and costs. It alleges false or misleading statements and omissions in the Registration Statement filed by CPI in connection with its IPO and subsequent public filings and statements. The derivative complaint also asserts claims for purported breaches of fiduciary duties, unjust enrichment, mismanagement and waste of corporate assets.

On March 28, 2018, the Court entered the parties’ stipulated order staying the Derivative Suit pending final determination of In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.) (the “Class Action”), which was dismissed in its entirety, with prejudice, on February 25, 2019.  Under its terms, the stay of the Derivative Suit was lifted 30 days after the entry of final judgment in the Class Action which was entered on February 25, 2019.  The Derivative Suit litigation is ongoing.

Given the current stage of this matter, the range of any potential loss is not probable or estimable and no liability has been recorded as of June 30, 2019 and December 31, 2018.

Litigation Settlement

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al. Second Case

During the summer of 2017, the Company and its subsidiary, CPI Card Group – Minnesota, Inc. (together, the “Company Plaintiffs”), commenced a lawsuit in the United States District Court for the District of Minnesota against a former employee, Multi Packaging Solutions, Inc. (“MPS”), and two MPS employees as individuals (collectively, the Defendants).  On June 12, 2019, the Company Plaintiffs and the Defendants reached a settlement pursuant to which the case was resolved and dismissed by mutual agreement on terms that provided for, among other things, a cash payment to the Company.  The Company received a $6,000 cash settlement payment during the second quarter of 2019, and recorded the gain within income from operations, in the Other segment.  The case was dismissed in its entirety, with prejudice, by court order on July 12, 2019.  For further information see Part II-Item 1. Legal Proceedings.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

14. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan. Effective September 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000. The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance. As of June 30, 2019, there were 204,100 shares available for grant under the Omnibus Plan.

During the six months ended June 30, 2019, the Company did not grant any awards of non-qualified stock options.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2018	910,627	$14.99
Granted	—	0.00
Forfeited	(46,370)	11.52
Outstanding as of June 30, 2019	864,257	$15.17	7.88
Options vested and exercisable as of June 30, 2019	344,148	22.23	7.47
Options vested and expected to vest	864,257	15.17	7.88

The following is a summary of the activity in non-vested stock options under the Omnibus Plan:

		Weighted-Average
	Number	Grant-Date Fair Value

Non-vested as of December 31, 2018	605,352	$3.14
Granted	-
Forfeited	(28,791)	2.51
Vested	(56,452)	3.76
Non-vested as of June 30, 2019	520,109	$3.11

Unvested options as of June 30, 2019, will vest as follows:

2019	231,906
2020	236,503
2021	51,700
Total unvested options as of June 30, 2019	520,109

 The weighted-average grant-date fair value of options granted was as follows:

	Three Months Ended June 30,
	2019		2018
Weighted-average grant-date fair value of options granted	$	n/a	$1.65

The following table summarizes the changes in the number of outstanding restricted stock units:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Units	Fair Value	(in Years)
Outstanding as of December 31, 2018	68,649	$6.25
Granted	—
Vested	(56,635)	2.75
Forfeited	(813)	21.75
Outstanding as of June 30, 2019	11,201	$22.81	0.84

During the six months ended June 30, 2019, the Company did not grant any awards of restricted stock units.

Unvested restricted stock units as of June 30, 2019, will vest as follows:

2019	928
2020	10,030
2021	243
Total unvested restricted stock units as of June 30, 2019	11,201

The following table summarizes the changes in the number of outstanding cash performance units:

Units
Outstanding as of December 31, 2018	425,012
Granted	—
Vested	(212,505)
Forfeited	(17,858)
Outstanding as of June 30, 2019	194,649

These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant. The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second and third anniversaries of the grant date of March 22, 2017, compared to the Company’s stock price on the date of grant. During the first six months of 2019, the second tranche of the cash performance units vested. Accordingly, the Company made a cash payment of $106 to the award recipients.

The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and re-measured to fair value at the end of each reporting period. As of June 30, 2019, the Company recognized a liability of $74 in “Accrued expenses” in the Condensed Consolidated Balance Sheet for unsettled cash performance units.

Compensation expense for the Omnibus Plan for the three months ended June 30, 2019 and 2018 was $161 and $389, respectively. Compensation expense for the six months ended June 30, 2019 and 2018 was $308 and $784, respectively. As of June 30, 2019, the total unrecognized compensation expense related to unvested options, restricted stock units and cash performance unit awards under the Omnibus Plan was $354, which the Company expects to recognize over an estimated weighted-average period of 1.0 years.

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

As a result of the Company’s adoption of the Omnibus Plan, as further described above, no further awards will be made under the Option Plan. The outstanding stock options under the Option Plan are non-qualified, have a 10-year life and are fully vested as of June 30, 2019.

During the three months ended June  30, 2019, the remaining 6,600 outstanding shares were exercised.  As such, there were no outstanding shares remaining as of June 30, 2019.

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for the three months ended June 30, 2019 and 2018, were de minimis.

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

As of June 30, 2019, the Company’s reportable segments were as follows:

    U.S. Debit and Credit,

    U.S. Prepaid Debit, and

    Other.

The Other category includes the Company’s corporate headquarters and a less significant operating segment that historically derived its revenue from the production of financial payment cards and retail gift cards in Canada. The Canadian subsidiary was sold on April 1, 2019. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as those business customers of the Canadian subsidiary migrated to the Company’s operations in the U.S. or to other service providers in 2019.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three and six months ended June 30, 2019, and 2018, were as follows:

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Debit and Credit	$51,086	$43,843	$100,015	$80,991
U.S. Prepaid Debit	15,966	15,427	32,710	30,938
Other	—	2,980	1,679	5,679
Intersegment eliminations	(151)	(796)	(637)	(1,297)
Total	$66,901	$61,454	$133,767	$116,311

	EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
U.S. Debit and Credit	$10,590	$9,933	$20,970	$15,651
U.S. Prepaid Debit	5,880	4,687	11,659	9,506
Other	(3,435)	(7,463)	(11,741)	(15,247)
Total	$13,035	$7,157	$20,888	$9,910

The following table provides a reconciliation of total segment EBITDA from continuing operations to net income (loss) from continuing operations for the three and six months ended June 30, 2019, and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total segment EBITDA from continuing operations	$13,035	$7,157	$20,888	$9,910
Interest, net	(6,438)	(5,586)	(12,762)	(11,092)
Income tax (expense) benefit	(777)	2,593	(1,180)	4,578
Depreciation and amortization	(4,268)	(4,966)	(8,491)	(9,876)
Net income (loss) from continuing operations	$1,552	$(802)	$(1,545)	$(6,480)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at June 30, 2019, and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018

U.S. Debit and Credit	$173,565	$169,567
U.S. Prepaid Debit	29,462	25,117
Other	7,265	12,520
Total assets	$210,292	$207,204

Net Sales by Products and Services

Net sales from products and services sold by the Company for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Products net sales (a)	$33,125	$31,494	$65,882	$56,238
Services net sales (b)	33,776	29,960	67,885	60,073
Total net sales	$66,901	$61,454	$133,767	$116,311

(a)   “Products” net sales include the design and production of Financial Payment Cards in contact-EMV®, Dual-Interface EMV, metal, contactless and magnetic stripe card formats. The Company also generates “Products” revenue from the sale of Card@Once® printers and consumables, private label credit cards and retail gift cards.

(b)   “Services” net sales include revenue from the personalization and fulfillment of Financial Payment Cards, providing tamper-evident security packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. The Company also generates “Services” revenue from click-fees generated from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images. “Services” revenue is also generated from personalizing retail gift cards, historically generated in Canada prior to the disposition.

Net Sales to Geographic Locations, Property, Equipment and Leasehold Improvements and Long-Lived Assets

Subsequent to the sale of the Company’s U.K. Limited segment and reclassification to discontinued operations, and the sale of the Canada operations on April 1, 2019, the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived assets relating to geographic locations outside of the United States is insignificant.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated.

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

In the fourth quarter of 2018, we entered into a definitive agreement to sell the Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to our operations in the U.S. or to other service providers in 2019. The transaction closed on April 1, 2019, and we received cash proceeds of $1.5 million.  After the payment of liabilities and transaction costs, including employee termination costs, the sale did not have a significant impact on cash, and no significant loss on sale.  In connection with the disposition of the foreign entity, we released the related cumulative translation adjustment from “Accumulated Other Comprehensive Loss” on the Balance Sheet into income from continuing operations during the three months ended June 30, 2019. This adjustment was $1.3 million and is included in “Foreign Currency Loss” on the Statement of Operations.  The Canadian subsidiary was not a significant operating segment and was part of the Other reportable segment.

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

The major line items constituting the loss from the discontinued operation for the three and six months ended June 30, 2018 are presented in the table below.  The amounts relating to the discontinued operation for the six months ended June 30, 2019 were not significant.

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Total net sales	$4,587	$8,799
Total cost of sales	4,300	8,498
Selling, general and administrative	1,446	3,066
Impairments	7,615	7,615
Other expense	21	29
Pretax (loss) from discontinued operation	(8,795)	(10,409)
Pretax loss on discontinued operation classification	(7,244)	(7,244)
Total pretax loss on discontinued operations	(16,039)	(17,653)
Income tax expense	132	132
Net (loss) from discontinued operation	$(15,907)	$(17,521)

U.K. Limited incurred losses from operations during the three and six months ended June 2018 due to the softness in the U.K. retail sector and a decline in sales relating to certain customers. Additionally, we recorded impairment charges of $7.6 million associated with goodwill and customer relationship intangible assets, and recorded a $7.2 million loss on the discontinued operation classification.

During February 2018, we made the decision to consolidate three personalization operations in the United States into two facilities to better enable us to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, we accelerated the depreciation of certain related assets, which totaled $1.3 million for the three months ended June 30, 2018, and $2.1 million for the six months ended June 30, 2018, and recorded severance charges of $0.2 million, and $0.6 million for these same respective time periods.

We recorded a lease termination charge of $0.4 million in the three months ended June 30, 2018. The charges were recorded in our U.S. Debit and Credit segment.

Results of Continuing Operations

The following table presents the components of our condensed consolidated statements of continuing operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net sales:
Products	$33,125	$31,494	$65,882	$56,238
Services	33,776	29,960	67,885	60,073
Total net sales	66,901	61,454	133,767	116,311
Cost of sales	44,520	41,579	89,865	82,009
Gross profit	22,381	19,875	43,902	34,302
Operating expenses	18,285	17,221	36,236	34,011
Litigation settlement gain	(6,000)	—	(6,000)	—
Income from operations	10,096	2,654	13,666	291
Other expense, net:
Interest, net	(6,438)	(5,586)	(12,762)	(11,092)
Foreign exchange loss	(1,321)	(466)	(1,280)	(264)
Other income, net	(8)	3	11	7
Income (loss) from continuing operations before taxes	2,329	(3,395)	(365)	(11,058)
Income tax (expense) benefit	(777)	2,593	(1,180)	4,578
Net income (loss) from continuing operations	$1,552	$(802)	$(1,545)	$(6,480)

Refer to Part II, Item 1, Legal Proceedings, for further information regarding the cash litigation settlement gain.

Segment Discussion

Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018

Net Sales

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$51,086	$43,843	$7,243	16.5%
U.S. Prepaid Debit	15,966	15,427	539	3.5%
Other	—	2,980	(2,980)	(100.0)%
Eliminations	(151)	(796)	645	* %
Total	$66,901	$61,454	$5,447	8.9%

* Not meaningful

Net sales for the three months ended June 30, 2019, increased $5.4 million, or 8.9%, to $66.9 million compared to $61.5 million for the three months ended June 30, 2018.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended June 30, 2019, increased $7.2 million, or 16.5%, to $51.1 million compared to $43.8 million for the three months ended June 30, 2018. The net sales increase was primarily due to higher volumes of EMV® financial payment card manufacturing, including dual interface EMV® cards, as well as card personalization and fulfillment.  Dual interface EMV® cards have additional technology to process contactless transactions and generally have a higher selling price than other contact-only EMV cards, which benefitted the current year period sales increase as compared to the prior year period.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended June 30, 2019, increased $0.5 million, or 3.5%, to $16.0 million, compared to $15.4 million for the three months ended June 30, 2018. The increase was the result of additional sales volumes from our existing customer base.

Other:

In the three months ended June 30, 2018, Other net sales were $3.0 million.  During the three months ended June 30, 2019, there were no sales in the Other segment.  In April 2019, we sold the Canadian subsidiary and no longer have any operations contributing to Other net sales.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$15,872	31.1%	$13,856	31.6%	$2,016	14.5%
U.S. Prepaid Debit	6,509	40.8%	5,305	34.4%	1,204	22.7%
Other	—	* %	714	24.0%	(714)	* %
Total	$22,381	33.5%	$19,875	32.3%	$2,506	12.6%

* Not meaningful;

Gross profit for the three months ended June 30, 2019, increased $2.5 million, or 12.6%, to $22.4 million compared to $19.9 million for the three months ended June 30, 2018. Gross profit margin for the three months ended June 30, 2019 increased to 33.5% compared to 32.3% for the three months ended June 30, 2018.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended June 30, 2019, increased $2.0 million, or 14.5%, to $15.9 million compared to $13.9 million during the three months ended June 30, 2018. The increase in gross profit for U.S. Debit and Credit was driven primarily by higher card personalization and fulfillment sales, and increased sales volumes from EMV® financial payment card manufacturing, in addition to lower depreciation expense in 2019 due to the consolidation of our personalization operations in the prior year.  Gross profit margin declined to 31.1% during the three months ended June 30, 2019, compared to 31.6% in the prior year period.  This decrease was a result of higher card manufacturing material costs driven primarily by a mix of certain products.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended June 30, 2019, increased 22.7% to $6.5 million compared to $5.3 million for the three months ended July 30, 2018. Gross profit margin for U.S. Prepaid Debit for the three months ended June 30, 2019, increased to 40.8% compared to 34.4% for the three months ended June 30, 2018. The increase in gross profit and margin was attributed to higher sales volumes, and product mix.

Other:

In the three months ended June 30, 2018, Other gross profit was $0.7 million.  During the three months ended June 30, 2019, there was no gross profit in the Other segment.  In April 2019, we sold the Canadian subsidiary and no longer have any operations contributing to Other net sales or gross profit.

Operating Expenses, net

	Three Months Ended June 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Operating expenses, net, by segment:
U.S. Debit and Credit	$7,883	15.4%	$7,220	16.5%	$663	9.2%
U.S. Prepaid Debit	1,135	7.1%	1,087	7.0%	48	4.4%
Other	9,267	* %	8,914	* %	353	4.0%
Other-litigation settlement	(6,000)	* %	—	* %	(6,000)	*
Total	$12,285	18.4%	$17,221	28.0%	$(4,936)	(28.7)%

* Not meaningful;

Operating expenses, net, for the three months ended June 30, 2019, decreased $4.9 million, or 28.7%, to $12.3 million compared to $17.2 million for the three months ended June 30, 2018.  The cash litigation settlement gain contributed $6.0 million to the decline in operating expenses, net, for the three months ended June 30, 2019, compared to the prior year period, and was partially offset by an increase in operating expenses of $1.1 million.  Refer to Part II, Item 1, Legal Proceedings for further information regarding the cash litigation settlement gain.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses increased $0.7 million to $7.9 million in the three months ended June 30, 2019 compared to $7.2 million in the three months ended June 30, 2018, due to increased selling and compensation costs, consistent with the increase in net sales.  This increase was partially offset by the impact of charges relating to the consolidation of our personalization operations incurred in 2018.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses increased 4.4% for the three months ended June 30, 2019 when compared to the three months ended June 30, 2018, consistent with the increase in net sales.  The total operating expenses were $1.1 million in both of the three months ended June 30, 2019, and June 30, 2018.

Other:

Other operating expenses during the three months ended June 30, 2019 increased $0.4 million compared to the three months ended June 30, 2018, primarily from an increase in employee performance incentive compensation, partially offset by a decrease due to the sale of our Canadian subsidiary.  During the three months ended June 30, 2019, we reached a litigation settlement and received $6.0 million cash which was recorded through income from operations within the Other segment.

Income from Operations and Operating Margin

	Three Months Ended June 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations by segment:
U.S. Debit and Credit	$7,985	15.6%	$6,636	15.1%	$1,349	20.3%
U.S. Prepaid Debit	5,374	33.7%	4,218	27.3%	1,156	27.4%
Other	(3,263)	* %	(8,200)	* %	4,937	60.2%
Total	$10,096	15.1%	$2,654	4.3%	$7,442	280.4%
* Not meaningful

Income from operations for the three months ended June 30, 2019 was $10.1 million compared to income from operations of $2.7 million for the three months ended June 30, 2018. The Company’s operating profit margin for the three months ended June 30, 2019 increased to 15.1% compared to an operating income margin of 4.3% for the three months ended June 30, 2018.  In the current year period, we reached a litigation settlement and received $6.0 million cash which was recorded through income from operations within the Other segment.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended June 30, 2019 increased $1.3 million, to $8.0 million compared to $6.6 million for the three months ended June 30, 2018 due primarily to higher card personalization and fulfillment sales, and higher volumes of EMV® financial payment card manufacturing, including dual interface EMV® cards.  In addition, second quarter 2019 expenses declined due to the consolidation of our personalization operations in the prior year.  The impact of these improvements to income from operations were partially offset by higher card manufacturing material costs driven primarily by a mix of certain products, and higher operating expenses.  Operating margins for the three months ended June 30, 2019 increased to 15.6% compared to 15.1% for the three months ended June 30, 2018.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended June 30, 2019 increased to $5.4 million compared to $4.2 million for the three months ended June 30, 2018 primarily due to increased sales volumes,  and product mix. U.S. Prepaid Debit operating income margin for the three months ended June 30, 2019 increased to 33.7% from 27.3% for the same period in 2018.

Other:

The loss from operations in Other was $3.3 million for the three months ended June 30, 2019 compared to a loss from operations of $8.2 million for the same time period in 2018. The 2019 loss benefited from the $6.0 million cash litigation settlement gain, the impact of which was partially offset by higher operating expenses as described above.

Interest, net:

Interest expense for the three months ended June 30, 2019 increased to $6.4 million compared to $5.6 million for the three months ended June 30, 2018. The additional interest expense resulted primarily from a higher average interest rate on the First Lien Term Loan for the three months ended June 30, 2019 compared to the same period ended 2018.

Income tax benefit (expense):

During the three months ended June 30, 2019, there was an income tax expense of $0.8 million on pre-tax income of $2.3 million, representing an effective income tax rate of 33.4%.  During the three months ended June 30, 2018, we recorded an income tax benefit of $2.6 million on pre-tax loss of $3.4 million, representing an effective tax rate of 76.4%. For the quarter ended June 30, 2019, the effective tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of state tax expense of $0.2 million at an effective income tax rate impact of 7.9%.  For the quarter ended June 30, 2018, the primary reason that the effective tax rate differs from the federal U.S. statutory rate is due to a tax benefit recorded in connection with the U.K. Limited discontinued operation.

Net income (loss) from continuing operations:

During the three months ended June 30, 2019, net income from continuing operations was $1.6 million, compared to a $0.8 million net loss during the three months ended June 30, 2018. The change was primarily due to higher net sales and gross profit, and the $6.0 million cash litigation settlement gain, which were partially offset by higher card manufacturing material costs driven primarily by a mix of certain products, higher selling, general, and administrative expenses, and interest expenses as described above.

Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018

Net Sales

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$100,015	$80,991	$19,024	23.5%
U.S. Prepaid Debit	32,710	30,938	1,772	5.7%
Other	1,679	5,679	(4,000)	(70.4)%
Eliminations	(637)	(1,297)	660	* %
Total	$133,767	$116,311	$17,456	15.0%

Net sales for the six months ended June 30, 2019 increased $17.5 million, or 15.0%, to $133.8 million compared to $116.3 million for the six months ended June 30, 2018.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the six months ended June 30, 2019, increased $19.0 million, or 23.5%, to $100.0 million compared to $81.0 million for the six months ended June 30, 2018. The net sales increase was primarily due to higher volumes of EMV® financial payment card manufacturing, including dual interface EMV® cards, as well as card personalization and fulfillment.  Dual interface EMV® cards have additional technology to process contactless transactions and generally have a higher selling price than other contact-only EMV cards.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the six months ended June 30, 2019, increased $1.8 million, or 5.7%, to $32.7 million, compared to $30.9 million for the six months ended June 30, 2018. The increase was the result of additional sales volumes from our existing customer base.

Other:

Other net sales were $1.7 million for the six months ended June 30, 2019, compared to $5.7 million for the six months ended June 30, 2018. The decrease was a result of lower sales volumes during the first quarter of 2019, and the closure of the Canada subsidiary disposition on April 1, 2019.

Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$31,144	31.1%	$22,340	27.6%	$8,804	39.4%
U.S. Prepaid Debit	12,855	39.3%	10,673	34.5%	2,182	20.4%
Other	(97)	(5.8)%	1,289	22.7%	(1,386)	* %
Total	$43,902	32.8%	$34,302	29.5%	$9,600	28.0%

Gross profit for the six months ended June 30, 2019, increased $9.6 million, or 28.0%, to $43.9 million compared to $34.3 million for the six months ended June 30, 2018. Gross profit margin for the six months ended June 30, 2019 increased to 32.8% compared to 29.5% for the six months ended June 30, 2018.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the six months ended June 30, 2019, increased $8.8 million, or 39.4%, to $31.1 million compared to $22.3 million during the six months ended June 30, 2018. The increase in gross profit and gross profit margin for U.S. Debit and Credit was driven primarily by increased sales volumes and favorable overhead cost absorption primarily in the first quarter of 2019, and a reduction in depreciation expense due to the consolidation of our personalization operations in the prior year.  Partially offsetting the gross profit margin increase compared to the prior year-to-date period were higher card manufacturing material costs driven primarily by a mix of certain products in the second quarter of 2019.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the six months ended June 30, 2019 increased 20.4% to $12.9 million compared to $10.7 million for the six months ended June 30, 2018. Gross profit margin for U.S. Prepaid Debit for the six months ended June 30, 2019 increased to 39.3% compared to 34.5% for the six months ended June 30, 2018. The increase in gross profit and margin was attributed to higher sales volumes from our existing customer base, product mix, and favorable cost absorption due to higher sales.

Other:

Other gross loss was $0.1 million for the six months ended June 30, 2019 compared to gross profit of $1.3 million for the six months ended June 30, 2018.  The decrease was a result of lower sales volumes during the first quarter of 2019, and the closure of the Canada subsidiary disposition on April 1, 2019.

Operating Expenses, net

	Six Months Ended June 30,
	2019		2018		$ Change	% Change
	(dollars in thousands)
Operating expenses, net, by segment:
U.S. Debit and Credit	$15,378	15.4%	$13,182	16.3%	$2,196	16.7%
U.S. Prepaid Debit	2,166	6.6%	2,129	6.9%	37	1.7%
Other	18,692	* %	18,700	* %	(8)	(0.0)%
Other-litigation settlement	(6,000)	* %	—	* %	(6,000)	* %
Total	$30,236	22.6%	$34,011	29.2%	$(3,775)	(11.1)%

Operating expenses, net, for the six months ended June 30, 2019 decreased $3.8 million, or 11.1%, to $30.2 million compared to $34.0 million for the six months ended June 30, 2018.  The cash litigation settlement gain contributed $6.0 million to the decline in operating expenses, net, for the six months ended June 30, 2019, compared to the prior year period, and was partially offset by an increase in operating expenses of $2.2 million.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses increased $2.2 million to $15.4 million in the six months ended June 30, 2019 compared to $13.2 million in the six months ended June 30, 2018, due to increased selling and compensation costs, consistent with the increase in net sales.  This increase was partially offset by the impact of charges relating to the consolidation of our personalization operations incurred in 2018.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses were essentially flat for the six months ended June 30, 2019 when compared to the six months ended June 30, 2018.

Other:

Other operating expenses were flat for the six months ended June 30, 2019, when compared to the six months ended June 30, 2018.  During the six months ended June 30, 2019, we received $6.0 million cash, which was recorded as a reduction to net operating expenses, related to a litigation settlement as described previously.

Income from Operations and Operating Margin

	Six Months Ended June 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations by segment:
U.S. Debit and Credit	$15,761	15.8%	$9,158	11.3%	$6,603	72.1%
U.S. Prepaid Debit	10,690	32.7%	8,543	27.6%	2,147	25.1%
Other	(12,785)	* %	(17,410)	* %	4,625	26.6%
Total	$13,666	10.2%	$291	0.3%	$13,375	4,596.2%

Income from operations for the six months ended June 30, 2019 was $13.7 million compared to income from operations of $0.3 million for the six months ended June 30, 2019. The Company’s operating profit margin for the six months ended June 30, 2019, increased to 10.2% compared to an operating profit margin of 0.3% for the six months ended June 30, 2018.  In the current year period, we reached a litigation settlement and received $6.0 million cash which was recorded through income from operations within the Other segment.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the six months ended June 30, 2019 increased $6.6 million, to $15.8 million compared to $9.2 million for the six months ended June 30, 2018. The increase in income from operations was driven primarily by increased sales volumes,  favorable overhead cost absorption, and a reduction in depreciation expense due to the consolidation of our personalization operations in the prior year. The impact of these improvements to income from operations were partially offset by higher card manufacturing material costs driven primarily by a mix of certain products, and higher operating expenses. Operating margins for the six months ended June 30, 2019, increased to 15.8% compared to 11.3% for the six months ended June 30, 2018.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the six months ended June 30, 2019, increased to $10.7 million compared to $8.5 million for the six months ended June 30, 2018. The increase in income from operations was attributed to higher sales volumes from our existing customer base, product mix, and favorable cost absorption due to higher sales. U.S. Prepaid Debit operating income margin for the six months ended June 30, 2019 increased to 32.7% from 27.6% for the same period in 2018.

Other:

The loss from operations in Other was $12.8 million for the six months ended June 30, 2019, compared to a loss from operations of $17.4 million for the same time period in 2018. The 2019 loss benefited from the $6.0 million cash litigation settlement gain, the impact of which was partially offset by the Canada subsidiary disposition in the second quarter of 2019.

Interest, net:

Interest expense for the six months ended June 30, 2019, increased to $12.8 million compared to $11.1 million for the six months ended June 30, 2018. The additional interest expense resulted primarily from a higher average interest rate on the First Lien Term Loan for the six months ended June 30, 2019 compared to the same period ended 2018.

Income tax benefit (expense):

During the six months ended June 30, 2019, there was an income tax expense of $1.2 million on pre-tax loss of $0.4 million, representing an effective income tax rate of (323.3%).  During the six months ended June 30, 2018, we recorded an income tax benefit of $4.6 million on pre-tax loss of $11.1 million, representing an effective tax rate of 41.4%. The effective tax rate differs from the federal U.S. statutory rate in 2019 primarily due to the impact of tax expense recorded related to a partial valuation allowance of $0.8 million on certain U.S. deferred tax assets at an effective income tax rate impact of (206.2%) for the six months ended June 30, 2019.  The partial valuation allowance is due to the limitation on the deductibility of business interest expense which is a provision of U.S. government tax reform legislation enacted in December 2017.  In the prior year period, the effective tax rate differs from the federal U.S. statutory rate primarily due to a tax benefit recorded in connection with the U.K. Limited discontinued operation.

Net loss from continuing operations:

During the six months ended June 30, 2019, net loss from continuing operations was $1.5 million, compared to a $6.5 million loss during the six months ended June 30, 2018. The change was primarily due to the $6.0 million cash litigation settlement gain, higher net sales and gross profit, offset partially by higher interest expenses and operating expenses as described above.

Liquidity and Capital Resources

At June 30, 2019, we had $17.5 million of cash and cash equivalents. Of this amount, $0.3 million was held in accounts outside of the United States.

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

The Company is party to a First Lien Credit Facility, dated as of August 17, 2015, that includes both a Term Loan facility and a $40.0 million Revolving Credit Facility, of which $20.0 million was available for borrowing as of June 30, 2019.  Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement.  As of June 30, 2019, our net leverage ratio was 9.8 times Adjusted EBITDA. The First Lien Term Loan and Revolving Credit Facility mature on August 17, 2022 and August 17, 2020, respectively. We may also be required to make prepayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required prepayments to be made after the issuance of our annual financial statements. We were not required to make any prepayments of the First Lien Term Loans with respect to our 2018 annual financial statements.

At June 30, 2019, $312.5 million of First Lien Term Loan was outstanding and no loans were outstanding under the Revolving Credit Facility. Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%. As of June 30, 2019, the interest rate on our First Lien Term Loan was 7.35%. The interest rate on the Revolving Credit Facility is the Federal base rate plus 3.5%.

 The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets and affiliate transactions. As of June 30, 2019, we were in compliance with all covenants under the First Lien Credit Facility.

Operating Activities – Continuing Operations

Cash used in operating activities – continuing operations for the six months ended June 30, 2019, was $1.0 million compared to a usage of $1.4 million during the six months ended June 30, 2018. The year over year fluctuation was due primarily to an improvement in net loss from continuing operations of $4.9 million, including the $6 million cash received from the litigation settlement, offset by working capital cash flow changes compared to the prior year.  For the six months ended June 30, 2019, we had cash usage related to payments for employee performance incentive compensation earned in 2018, and increases in inventory to support the growth of our business.  Cash interest paid during the six months ended June 30, 2019, was $11.7 million, which was higher than the prior year comparable period by $1.9 million.

Investing Activities – Continuing Operations

Cash used in investing activities – continuing operations for the six months ended June 30, 2019 was $1.2 million, compared to a usage of $2.1 million during the six months ended June 30, 2018. Cash used in investing activities – continuing operations was related to capital expenditures, including investments to support the growth of the business in 2019, such as machinery and information technology equipment.  Partially offsetting the capital expenditure outflows, we received cash of $1.5 million for the sale of our Canadian subsidiary in the second quarter of 2019.  As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-to-use machinery and equipment assets totaling $3.3 million, and $0.8 million during the six months ended June 30, 2019, and 2018, respectively.

Financing Activities

During the six months ended June 30, 2019 and 2018, cash used in financing activities was $0.7 million and $0.3 million, respectively, and related to principal payments on finance lease obligations.  For working capital purposes, we borrowed and repaid $11.5 million on the Revolving Credit Facility during the six months ended June 30, 2019. Note that the $11.5 million represents gross borrowings and repayments.  The average amount outstanding on the Revolving Credit Facility during the six months ended June 30, 2019, was $1.6 million.

Contractual Obligations

During the six months ended June 30, 2019, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.  Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2018, for which there were no material changes as of June 30, 2019, included:

•	Impairment Assessments of Goodwill and Long-Lived Assets,
•	Inventory Valuation,
•	Revenue recognition
•	Stock-Based Compensation and
•	Income Taxes.

Since  the date of our annual report we adopted ASC 842 Leases, and record lease liabilities and assets as the present value of future minimum lease payments using a discount rate that is either implicit in the lease or our incremental borrowing rate. We estimate our incremental borrowing rate by using market data from companies similar to us, having publically traded debt instruments and similar credit ratings. Our estimated incremental borrowing rate utilizes judgements, including selection of comparable companies, our credit risk, sensitivity analysis and valuation estimates for inclusion in the calculated rate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented changes to internal controls due to the adoption of Accounting Standard Update No. 2016-02, Leases (Accounting Standard Codification Topic 842) effective January 1, 2019. These changes include processes to evaluate and account for contracts under the new accounting standard. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all errors and fraud. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect resource constraints, which require management to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control.

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

PART II – Other Information

Item 1. Legal Proceedings

Heckermann v. Montross et al., Case No. 1:17-CV-01673 (D. Del.) (the “Derivative Suit”)

On November 20, 2017, a purported CPI stockholder filed a stockholder derivative complaint in the United States District Court for the District of Delaware (the “Court”) against certain of CPI’s former officers and current and former directors, along with the sponsors of CPI’s October 2015 initial public offering (“IPO”). CPI is also named as a nominal defendant. The derivative complaint asserts claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and seeks, among other things, injunctive relief, damages and costs. It alleges false or misleading statements and omissions in the Registration Statement filed by CPI in connection with its IPO and subsequent public filings and statements. The derivative complaint also asserts claims for purported breaches of fiduciary duties, unjust enrichment, mismanagement and waste of corporate assets.

On March 28, 2018, the Court entered the parties’ stipulated order staying the Derivative Suit pending final determination of In Re CPI Card Group Inc. Securities Litigation, Case No. 1:16-CV-04531 (S.D.N.Y.) (the “Class Action”), which was dismissed in its entirety, with prejudice, on February 25, 2019.  Under its terms, the stay of the Derivative Suit was lifted 30 days after the entry of final judgment in the Class Action which was entered on February 25, 2019.  The Derivative Suit litigation is ongoing.

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al. (2 cases)

First case.  On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado. The complaint asserts that MPS ultra-secure gift card packages sold to at least one customer infringe a Company patent on ultra-secure gift card packages. MPS answered the complaint and counterclaimed for invalidity and non-infringement. The Company’s preliminary injunction request was denied without prejudice after MPS represented that it had voluntarily ceased using the accused technology and will notify CPI before it re-starts. MPS’s early motion for summary judgment was denied in August 2017 and its motion to dismiss on jurisdictional grounds was denied in July 2018. The Company’s subsidiary CPI Card Group-Minnesota, Inc., has been added to the case as plaintiff. The Company’s patent will expire in 2028.

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

Second case.    During the summer of 2017, the Company and its subsidiary, CPI Card Group – Minnesota, Inc. (together, the “Company Plaintiffs”), commenced a lawsuit in the United States District Court for the District of Minnesota against a former employee, Multi Packaging Solutions, Inc. (“MPS”), and two MPS employees as individuals (collectively, the Defendants).  MPS is a competitor of the Company Plaintiffs and the former employee was a sales executive who left the Company Plaintiffs in 2017 to join MPS.  In the lawsuit, the Company Plaintiffs alleged, among other things, that the Defendants misappropriated the Company Plaintiffs’ trade secrets and confidential information and that the former employee violated his employment agreements with the Company Plaintiffs.  After some early discovery, the Company Plaintiffs moved for a preliminary injunction, which the Court granted in December, 2017. The Company Plaintiffs received a second preliminary injunction in August 2018.  On June 12, 2019, the Company Plaintiffs and the Defendants reached a settlement pursuant to which the case was resolved and dismissed by mutual agreement on terms that provided for, among other things, a cash payment to the Company and ongoing protections of the Company Plaintiffs’ trade secrets and confidential information, together with certain restrictions on the former employee and another individual defendant to protect the Company’s customer relationships. The case was dismissed in its entirety, with prejudice, by court order on July 12, 2019.  For further information see Part I-Financial Information, Note 13.

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

CPI CARD GROUP INC.

August 7, 2019	/s/ John Lowe
John Lowe
Chief Financial Officer
(Principal Financial Officer)