Form 10-Q
period 2019-09-30
CPI Card Group Inc.
filed 2019-11-06
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019.

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

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of October 25, 2019: 11,224,191

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,290	$20,291
Accounts receivable, net of allowances of $370 and $211, respectively	44,806	43,794
Inventories	22,105	9,827
Prepaid expenses and other current assets	3,974	4,997
Income taxes receivable	5,202	5,564
Total current assets	$90,377	$84,473
Plant, equipment and leasehold improvements, net	43,655	39,110
Intangible assets, net	31,951	35,437
Goodwill	47,150	47,150
Other assets	616	1,034
Total assets	$213,749	$207,204
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$14,844	$16,511
Accrued expenses	21,571	23,853
Deferred revenue and customer deposits	442	912
Total current liabilities	$36,857	$41,276
Long-term debt	307,287	305,818
Deferred income taxes	8,357	5,749
Other long-term liabilities	11,388	3,937
Total liabilities	$363,889	$356,780
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,224,191 and 11,160,377 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	11	11
Capital deficiency	(111,930)	(112,223)
Accumulated loss	(38,221)	(36,004)
Accumulated other comprehensive loss	—	(1,360)
Total stockholders’ deficit	$(150,140)	$(149,576)
Total liabilities and stockholders’ deficit	$213,749	$207,204

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Products	$33,963	$34,673	$99,845	$90,911
Services	37,718	36,314	105,603	96,387
Total net sales	71,681	70,987	205,448	187,298
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	22,182	23,796	65,769	59,076
Services (exclusive of depreciation and amortization shown below)	21,329	21,214	62,142	60,991
Depreciation and amortization	2,751	2,669	8,216	9,620
Total cost of sales	46,262	47,679	136,127	129,687
Gross profit	25,419	23,308	69,321	57,611
Operating expenses, net:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	15,936	17,033	49,146	48,119
Depreciation and amortization	1,513	1,588	4,539	4,513
Litigation settlement gain	—	—	(6,000)	—
Total operating expenses, net:	17,449	18,621	47,685	52,632
Income from operations	7,970	4,687	21,636	4,979
Other expense, net:
Interest, net	(6,085)	(6,151)	(18,847)	(17,243)
Foreign currency (loss) gain	(40)	16	(1,320)	(248)
Other income, net	14	8	25	15
Total other expense, net	(6,111)	(6,127)	(20,142)	(17,476)
Income (loss) from continuing operations before income taxes	1,859	(1,440)	1,494	(12,497)
Income tax (expense) benefit	(2,515)	355	(3,695)	4,933
Net loss from continuing operations	(656)	(1,085)	(2,201)	(7,564)
Net loss from discontinued operation, net of tax (see Note 3)	(28)	(5,030)	(16)	(22,551)
Net loss	$(684)	$(6,115)	$(2,217)	$(30,115)
Basic and diluted loss per share:
Basic and diluted - Continuing operations	$(0.06)	$(0.10)	$(0.20)	$(0.68)
Basic and diluted - Discontinued operation	(0.00)	(0.45)	(0.00)	(2.02)
Net loss per share	$(0.06)	$(0.55)	$(0.20)	$(2.70)

Weighted-average common share outstanding:
Basic and diluted	11,223,715	11,159,984	11,187,550	11,145,946

Comprehensive loss:
Net loss	$(684)	$(6,115)	$(2,217)	$(30,115)
Currency translation adjustment	—	98	31	(87)
Other comprehensive loss from discontinued operations	—	3,983	—	3,983
Reclassification adjustment to foreign currency loss	—	—	1,329	—
Total comprehensive loss	$(684)	$(2,034)	$(857)	$(26,219)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands)

(Unaudited)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2018	11,160,377	$11	$(112,223)	$(36,004)	$(1,360)	$(149,576)
Shares issued under stock-based compensation plans	63,814	—	—	—	—	—
Stock-based compensation	—	—	293	—	—	293
Components of comprehensive (loss) income:
Net loss	—	—	—	(2,217)	—	(2,217)
Currency translation adjustment	—	—	—	—	31	31
Reclassification adjustment to foreign currency loss	—	—	—	—	1,329	1,329
September 30, 2019	11,224,191	$11	$(111,930)	$(38,221)	$—	$(150,140)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
June 30, 2019	11,223,528	$11	$(111,939)	$(37,537)	$—	$(149,465)
Shares issued under stock-based compensation plans	663	—	—	—	—	—
Stock-based compensation	—	—	9	—	—	9
Components of comprehensive (loss) income:
Net loss	—	—	—	(684)	—	(684)
Reclassification adjustment to foreign currency loss	—	—	—	—	—	—
September 30, 2019	11,224,191	$11	$(111,930)	$(38,221)	$—	$(150,140)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2017	11,134,714	$11	$(113,081)	$(1,366)	$(5,138)	$(119,574)
Adoption of ASC 606	—	—	—	2,795	—	2,795
Shares issued under stock-based compensation plans	25,663	—	—	—	—	—
Stock-based compensation	—	—	659	—	—	659
Components of comprehensive (loss) income:
Net loss	—	—	—	(30,115)	—	(30,115)
Currency translation adjustment	—	—	—	—	3,896	3,896
September 30, 2018	11,160,377	$11	$(112,422)	$(28,686)	$(1,242)	$(142,339)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
June 30, 2018	11,159,714	$11	$(112,377)	$(22,571)	$(5,323)	$(140,260)
Shares issued under stock-based compensation plans	663	—	—	—	—	—
Stock-based compensation	—	—	(45)	—	—	(45)
Components of comprehensive (loss) income:
Net loss	—	—	—	(6,115)	—	(6,115)
Currency translation adjustment	—	—	—	—	4,081	4,081
September 30, 2018	11,160,377	$11	$(112,422)	$(28,686)	$(1,242)	$(142,339)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(2,217)	$(30,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operation	16	22,551
Depreciation and amortization expense	12,755	14,133
Stock-based compensation expense	316	741
Amortization of debt issuance costs and debt discount	1,469	1,461
Deferred income taxes	2,608	(6,169)
Reclassification adjustment to foreign currency loss	1,329	—
Other, net	6	165
Changes in operating assets and liabilities:
Accounts receivable	(2,605)	(13,016)
Inventories	(12,279)	(2,628)
Prepaid expenses and other assets	1,659	711
Income taxes	331	2,207
Accounts payable	(358)	2,108
Accrued expenses	(5,574)	4,725
Deferred revenue and customer deposits	(472)	230
Other liabilities	17	1,052
Cash used in operating activities - continuing operations	(2,999)	(1,844)
Cash used in operating activities - discontinued operation	(16)	(2,914)
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(3,298)	(5,028)
Cash received for sale of Canadian subsidiary	1,451	—
Cash used in investing activities - continuing operations	(1,847)	(5,028)
Cash used in investing activities - discontinued operation	—	(220)
Financing activities
Proceeds from revolving credit facility	11,500	—
Payments on revolving credit facility	(11,500)	—
Payments on financing leases	(1,175)	(388)
Cash used in financing activities	(1,175)	(388)
Effect of exchange rates on cash	36	7
Net decrease in cash and cash equivalents	(6,001)	(10,387)
Cash and cash equivalents, beginning of period	20,291	23,205
Cash and cash equivalents, end of period	$14,290	$12,818
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,315	$14,703
Income taxes, net payments (refunds)	$675	$(1,299)
Right-to-use assets obtained in exchange for lease obligations:
Operating leases	$8,533	$—
Financing leases	$5,196	$821
Accounts payable and accrued expenses for acquisitions of plant, equipment and leasehold improvements	$159	$171

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiaries, is referred to herein as “CPI” or the “Company”) is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which the Company defines as credit cards, debit cards and prepaid debit cards issued on the networks of the Payment Card Brands (Visa, Mastercard®, American Express and Discover) in the United States. To a lesser extent, the Company is also engaged in the design, production, data personalization, packaging and fulfillment of retail gift and loyalty cards.

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

In the fourth quarter of 2018, the Company entered into a definitive agreement to sell the Company’s Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to the Company’s operations in the U.S. or to other service providers in 2019. The transaction closed on April 1, 2019, and the Company received cash proceeds of $1,451.  After the payment of liabilities and transaction costs, including employee termination costs, the sale did not have a significant impact on cash, and no significant loss on sale.  In connection with the disposition of the foreign entity, the Company released the related cumulative translation adjustment from “Accumulated Other Comprehensive Loss” on the Balance Sheet into income from continuing operations during the nine months ended September 30, 2019. This adjustment was $1,329 and is included in “Foreign Currency Loss” on the Statement of Operations.  The Canadian subsidiary was not a significant operating segment and was part of the Other reportable segment.

During February 2018, the Company made the decision to consolidate three personalization operations in the United States into two facilities to better enable the Company to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, the Company accelerated the depreciation of certain related assets, which totaled $266 for the three months ended September 30, 2018 and $2,398 for the nine months ended September 30, 2018.  The Company recorded severance charges of $0 and $552, and recorded lease termination charges of $0 and $432 in the three and nine months ended September 30, 2018, respectively. The charges were recorded in the U.S. Debit and Credit segment and were included in “Cost of Sales” and “Selling, General, and Administrative Expenses” on the Statement of Operations.

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

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities in its preparation of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the useful lives of property and equipment, the valuation of goodwill and intangible assets, valuation allowances for inventories and accounts receivable, deferred tax assets, uncertain tax positions, discount rates used to determine right-to-use assets and lease liabilities, and revenue recognized for period-end work in process. Actual results could differ from those estimates.

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

The Company adopted the new guidance on the effective date of January 1, 2019 and used the adoption date as the date of initial application as allowed under ASC 842. Consequently, historical financial information has not been updated and the disclosures required under the new standard have not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight transition practical expedient.

The new standard also provides practical expedients for the Company’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify, meaning the Company will not recognize right-of-use assets or lease liabilities for existing and new lease agreements as applicable. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases.

Right-to-use (“ROU’) represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. If applicable, the Company used the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.

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

As a result of the adoption of ASC 842 the Company recorded $8,025 of operating ROU assets, and corresponding operating lease liabilities of $8,813 on January 1, 2019, relating to existing real estate operating leases.

The components of operating and finance lease costs for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Total operating lease costs	$659	$1,967

Finance lease cost:
Amortization of right-to-use assets	$273	$574
Interest on lease liabilities	98	160
Total financing lease costs	$371	$734

The following table reflects balances for operating leases and financing leases:

September 30, 2019
Operating leases
Operating lease right-to-use assets, net of amortization	$6,796

Operating lease liability (current)	$2,218
Long-term operating liability	5,657
Total operating lease liabilities	$7,875

Financing leases
Property, equipment and leasehold improvements	$7,014
Accumulated depreciation	(782)
Total financing leases in property, equipment and leasehold improvements, net	$6,232

Financing lease liability (current)	$2,207
Long-term financing liability	3,427
Total financing lease liabilities	$5,634

Finance and operating lease right-to-use assets are recorded in “Plant, equipment and leasehold improvements, net”. Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities”.

Components of lease expense were as follows:

September 30, 2019
Weighted Average Remaining Lease Term
Operating Leases	3.61
Financing Leases	2.80

Weighted Average Discount Rate
Operating Leases	8.95%
Financing Leases	9.22%

Future cash payments with respect to lease obligations as of September 30, 2019 were as follows:

	Operating	Financing
	Lease	Leases
Year Ending
2019	$696	$740
2020	2,854	2,332
2021	2,646	1,716
2022	1,371	1,238
2023	1,097	178
Thereafter	602	-
Total lease payments	9,266	6,204
Less imputed interest	(1,391)	(570)
Total	$7,875	$5,634

Future cash payments with respect to lease obligations as of December 31, 2018 were as follows:

	Operating	Capital
	Leases	Leases
2019	$2,927	$521
2020	2,771	474
2021	2,512	243
2022	1,243	256
2023	971	71
Thereafter	652	—
Total	$11,076	$1,565

Cash paid on operating leases was $514 and $1,448  during the three and nine months ended September 30, 2019, respectively.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not anticipate the adoption of this standard will have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended September 30, 2019
	Products	Services	Total
U.S. Debit and Credit	$34,218	$17,284	$51,502
U.S. Prepaid Debit	—	20,452	20,452
Intersegment eliminations	(255)	(18)	(273)
Total	$33,963	$37,718	$71,681

	Nine Months Ended September 30, 2019
	Products	Services	Total
U.S. Debit and Credit	$100,338	$51,179	$151,517
U.S. Prepaid Debit	—	53,162	53,162
Other	397	1,282	1,679
Intersegment eliminations	(890)	(20)	(910)
Total	$99,845	$105,603	$205,448

	Three Months Ended September 30, 2018
	Products	Services	Total
U.S. Debit and Credit	$34,176	$13,826	$48,002
U.S. Prepaid Debit	—	21,190	21,190
Other	549	1,371	1,920
Intersegment eliminations	(52)	(73)	(125)
Total	$34,673	$36,314	$70,987

	Nine Months Ended September 30, 2018
	Products	Services	Total
U.S. Debit and Credit	$88,340	$40,652	$128,992
U.S. Prepaid Debit	—	52,128	52,128
Other	3,549	4,050	7,599
Intersegment eliminations	(978)	(443)	(1,421)
Total	$90,911	$96,387	$187,298

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers, have no alternative use, and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” revenue are the design and production of Financial Payment Cards, including contact-EMV®, Dual-Interface EMV®, metal, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping.

The Company includes gross shipping and handling revenue and cost in net sales and cost of sales, respectively.

Services Net Sales

Revenue is recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and software as a service personalization of instant issuance debit cards. The Company also generates “Service” revenue click-fees from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images. “Services” revenue is also generated from personalizing retail gift cards historically in Canada prior to disposition. As applicable, for work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

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

3. Discontinued Operation

On August 3, 2018, the Company completed the sale of its United Kingdom facilities that comprised the U.K. Limited reporting segment. The Company reported the sale of the U.K. Limited reporting segment as discontinued operations and restated the comparative financial information for all periods presented in conformity with GAAP.  The Company did not retain significant continuing involvement with the discontinued operation subsequent to the disposal.

The major line items constituting the loss from the discontinued operation for the three and nine months ended September 30, 2018 are presented in the table below.  The amounts relating to the discontinued operation for the three and nine months ended September 30, 2019 were not significant.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Total net sales	$1,943	$10,741
Total cost of sales	1,721	10,221
Selling, general and administrative	1,238	4,303
Impairments	-	7,615
Other expense	4,009	4,038
Pretax (loss) from discontinued operation	(5,025)	(15,436)
Pretax loss on sale of discontinued operation	(5)	(7,248)
Total pretax loss on discontinued operation	(5,030)	(22,684)
Income tax benefit	-	133
Net (loss) from discontinued operation	$(5,030)	$(22,551)

4. Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018

Trade accounts receivable	$39,927	$36,428
Unbilled accounts receivable	5,249	7,577
	45,176	44,005
Less allowance for doubtful accounts	(370)	(211)
Accounts receivable, net	$44,806	$43,794

5.  Inventories

Inventories are summarized below:

	September 30, 2019	December 31, 2018

Raw materials	$17,963	$8,235
Finished goods	5,309	2,991
Inventory reserve	(1,167)	(1,399)
	$22,105	$9,827

6. Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements consisted of the following:

	September 30, 2019	December 31, 2018

Machinery and equipment	$53,647	$62,067
Machinery and equipment under financing leases	7,014	1,812
Furniture, fixtures and computer equipment	4,456	7,730
Leasehold improvements	14,892	19,651
Construction in progress	1,188	1,596
	81,197	92,856
Less accumulated depreciation	(44,338)	(53,746)
Operating lease right-of-use assets, net of accumulated amortization	6,796	—
	$43,655	$39,110

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $3,105  and $3,093 for the three months ended September 30, 2019 and 2018, respectively, and $9,268 and $10,641 for the nine months ended September 30, 2019, and 2018, respectively.

Operating lease right-of-use assets, net of amortization, are further described in Note 1, Business Overview and Summary of Significant Accounting  Policies.

7. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in its U.S. Debit and Credit segment at September 30, 2019 and December 31, 2018.

Intangible assets consist of customer relationships, technology and software, non-compete agreements and trademarks. Intangible amortization expense was $1,159 and $1,164 for the three months ended September 30, 2019 and 2018, respectively, and $3,487 and $3,492 for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019 and December 31, 2018, intangible assets, excluding goodwill, were comprised of the following:

				September 30, 2019			December 31, 2018
	Average Life				Accumulated	Net Book		Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	12	to	20	$55,454	$(28,045)	$27,409	$55,454	(25,587)	$29,867
Technology and software	7	to	10	7,101	(4,720)	2,381	7,101	(4,024)	3,077
Trademarks	7.5	to	10	3,330	(1,169)	2,161	3,330	(877)	2,453
Non-compete agreements	5	to	8	491	(491)	—	491	(451)	40
Intangible assets subject to amortization				$66,376	$(34,425)	$31,951	$66,376	$(30,939)	$35,437

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of September 30, 2019 was as follows:

2019	$1,150
2020	4,595
2021	4,352
2022	3,867
2023	3,867
Thereafter	14,120
$31,951

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the Condensed Consolidated Balance Sheets were as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at September 30, 2019
	September 30,	September 30,	(Using Fair Value Hierarchy)
	2019	2019	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$246,875	$—	$246,875	$—

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2018
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2018	2018	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$203,125	$—	$203,125	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 10 “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018

Accrued payroll and related employee expenses	$4,233	$4,040
Accrued employee performance bonus	3,574	7,137
Accrued Interest	4,834	5,058
Operating and financing lease liability (current portion)	4,425	521
Other	4,505	7,097
Total accrued expenses	$21,571	$23,853

10. Long-Term Debt and Credit Facility

At September 30, 2019 and December 31, 2018, long-term debt and credit facilities consisted of the following:

	Interest	September 30,	December 31,
	Rate (1)	2019	2018
First Lien Term Loan (1)	6.71%	$312,500	$312,500
Unamortized discount		(1,940)	(2,448)
Unamortized deferred financing costs		(3,273)	(4,234)
Total Long-term debt		$307,287	$305,818

(1)  Interest Rate at September 30, 2019. Interest rate at December 31, 2018 was 7.02%.

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

The First Lien Credit Facility contains customary nonfinancial covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company’s assets and affiliate transactions. The First Lien Credit Facility also contains a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility is greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, the Company maintain a first lien net leverage ratio not in excess of 7.0 times trailing twelve month Adjusted EBITDA, as defined in the agreement. As of September 30, 2019, the Company was in compliance with all covenants under the First Lien Credit Facility.

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

At September 30, 2019, the Company did not have any outstanding amounts under the Revolving Credit Facility and has $19,950 available for borrowing. Additional amounts may be available for borrowing under the term of the Revolving Credit Facility, up to the full $40,000, to the extent the Company’s net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement. The interest rate on the Revolving Credit Facility is the Federal base rate plus 3.5%. The Company has one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement. The Company pays a fee on outstanding letters of credit at the applicable margin, which was 4.50% as of September 30, 2019 and December 31, 2018, in addition to a fronting fee of 0.125% per annum. In addition, the Company is required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The unused commitment fee is determined on the basis of a grid that results in a lower unused commitment fee as the Company’s total net leverage ratio declines.

Deferred Financing Costs

Certain costs incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

11. Income Taxes – Continuing Operations

During the three months ended September 30, 2019, the Company recognized an income tax expense of $2,515 on a pre-tax income of $1,859,  compared to an income tax benefit of $355  on a pre-tax loss of $1,440 for the prior year period. During the nine months ended September 30, 2019, the Company recognized an income tax expense of $3,695 on pre-tax income of $1,494, representing an effective income tax rate of 247.3%.  For the nine months ended September 30, 2018, the Company recognized an income tax benefit of $4,933 on a pre-tax loss of $12,497, representing an effective income tax rate of 39.5%.

For the nine months ended September 30, 2019 and 2018, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	September 30,
	2019	2018
Tax at federal statutory rate	21.0%	21.0%
State Taxes, net	38.0	0.5
Valuation allowance	174.1	(2.5)
Tax benefit U.K. discontinued operation	—	27.7
Other	14.2	(7.2)
Effective income tax rate	247.3%	39.5%

The effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to a partial valuation allowance of $2,600 on certain U.S. deferred tax assets at an effective income tax rate impact of 174.1% for the nine months ended September 30, 2019.  The partial valuation allowance is due to the limitation on the deductibility of business interest expense which is a provision of U.S. government tax reform legislation enacted in December 2017.  For the nine months ended September 30, 2018, the primary reason that the effective tax rate differs from the federal U.S. statutory rate is due to a tax benefit recorded in connection with the U.K. Limited discontinued operation. The Company’s income tax receivable on the condensed consolidated balance sheet as of September 30, 2019, is primarily comprised of a  $5,005 U.S. federal income tax receivable relating to a prior tax year.

12. Loss per Share

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss from continuing operations	$(656)	$(1,085)	$(2,201)	$(7,564)
Net loss from discontinued operation	(28)	(5,030)	(16)	(22,551)
Net loss	$(684)	$(6,115)	$(2,217)	$(30,115)
Denominator:
Basic and Diluted weighted-average common shares outstanding	11,223,715	11,159,984	11,187,550	11,145,946

Basic and diluted-Continuing operations	$(0.06)	$(0.10)	$(0.20)	$(0.68)
Basic and diluted-Discontinued operation	(0.00)	(0.45)	(0.00)	(2.02)
Basic and diluted net loss per share	$(0.06)	$(0.55)	$(0.20)	$(2.70)

The Company reported a net loss for the three and nine months ended September 30, 2019 and 2018. Accordingly, the potentially dilutive effect of 840,819 and 666,101 stock options and 9,256 and 68,811 restricted stock units were excluded from the computation of diluted earnings per share as of September 30, 2019 and 2018, respectively, as their inclusion would be anti-dilutive.

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

Given the current stage of this matter, the range of any potential loss is not probable or estimable and no liability has been recorded as of September 30, 2019 and December 31, 2018.

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

14. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan. Effective September 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000. The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance. As of September 30, 2019, there were 228,555 shares available for grant under the Omnibus Plan.

During the nine months ended September 30, 2019, the Company did not grant any awards of non-qualified stock options.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2018	910,627	$14.99
Granted	—	—
Forfeited	(69,808)	12.45
Outstanding as of September 30, 2019	840,819	$15.20	7.62
Options vested and exercisable as of September 30, 2019	517,794	16.57	7.52
Options vested and expected to vest	840,819	15.20	7.62

The following is a summary of the activity in non-vested stock options under the Omnibus Plan:

		Weighted-Average
	Number	Grant-Date Fair Value

Non-vested as of December 31, 2018	605,352	$3.14
Granted	-	-
Forfeited	(51,567)	3.25
Vested	(230,760)	2.28
Non-vested as of September 30, 2019	323,025	$3.74

Unvested options as of September 30, 2019, will vest as follows:

2019	45,345
2020	225,980
2021	51,700
Total unvested options as of September 30, 2019	323,025

 The weighted-average grant-date fair value of options granted was as follows:

	Three Months Ended September 30,
	2019		2018
Weighted-average grant-date fair value of options granted	$	n/a	$1.20

The following table summarizes the changes in the number of outstanding restricted stock units:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Units	Fair Value	(in Years)
Outstanding as of December 31, 2018	68,649	$6.25
Granted	—
Vested	(57,563)	3.15
Forfeited	(1,830)	21.75
Outstanding as of September 30, 2019	9,256	$22.44	0.60

During the nine months ended September 30, 2019, the Company did not grant any awards of restricted stock units.

Unvested restricted stock units as of September 30, 2019, will vest as follows:

2019	—
2020	9,013
2021	243
Total unvested restricted stock units as of September 30, 2019	9,256

The following table summarizes the changes in the number of outstanding cash performance units:

Units
Outstanding as of December 31, 2018	425,012
Granted
Vested	(212,505)
Forfeited	(40,181)
Outstanding as of September 30, 2019	172,326

These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant. The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second and third anniversaries of the grant date of March 22, 2017, compared to the Company’s stock price on the date of grant. During the nine months of 2019, the second tranche of the cash performance units vested. Accordingly, the Company made a cash payment of $106 to the award recipients.

The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and re-measured to fair value at the end of each reporting period. As of September 30, 2019, the Company recognized a liability of $73 in “Accrued expenses” in the Condensed Consolidated Balance Sheet for unsettled cash performance units.

Compensation expense for the Omnibus Plan for the three months ended September 30, 2019 and 2018 was $9 and $(42), as a result of forfeitures, respectively. Compensation expense for the nine months ended September 30, 2019 and 2018 was $317 and $741, respectively. As of September 30, 2019, the total unrecognized compensation expense related to unvested options, restricted stock units and cash performance unit awards under the Omnibus Plan was $217, which the Company expects to recognize over an estimated weighted-average period of 0.93 years.

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

During the nine months ended September 30, 2019, the remaining 6,600 outstanding shares were exercised.  As such, there were no outstanding shares remaining as of September 30, 2019.

Compensation expense and unrecorded compensation expense related to options previously granted under the Option Plan, for the three and nine months ended September 30, 2019 and 2018, were de minimis.

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

As of September 30, 2019, the Company’s reportable segments were as follows:

    U.S. Debit and Credit,

    U.S. Prepaid Debit, and

    Other.

The Other category includes the Company’s corporate headquarters and a less significant operating segment that historically derived its revenue from the production of financial payment cards and retail gift cards in Canada. The Company’s Canadian subsidiary was sold on April 1, 2019. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as those business customers of the Canadian subsidiary migrated to the Company’s operations in the U.S. or to other service providers in 2019.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments for the three and nine months ended September 30, 2019, and 2018, were as follows:

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Debit and Credit	$51,502	$48,002	$151,517	$128,992
U.S. Prepaid Debit	20,452	21,190	53,162	52,128
Other	—	1,920	1,679	7,599
Intersegment eliminations	(273)	(125)	(910)	(1,421)
Total	$71,681	$70,987	$205,448	$187,298

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
U.S. Debit and Credit	$11,417	$9,136	$32,387	$24,788
U.S. Prepaid Debit	8,342	8,831	20,001	18,337
Other	(7,551)	(8,999)	(19,292)	(24,246)
Total	$12,208	$8,968	$33,096	$18,879

The following table provides a reconciliation of total segment EBITDA from continuing operations to net loss from continuing operations for the three and nine months ended September 30, 2019, and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total segment EBITDA from continuing operations	$12,208	$8,968	$33,096	$18,879
Interest, net	(6,085)	(6,151)	(18,847)	(17,243)
Income tax (expense) benefit	(2,515)	355	(3,695)	4,933
Depreciation and amortization	(4,264)	(4,257)	(12,755)	(14,133)
Net loss from continuing operations	$(656)	$(1,085)	$(2,201)	$(7,564)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018

U.S. Debit and Credit	$174,139	$169,567
U.S. Prepaid Debit	30,432	25,117
Other	9,178	12,520
Total assets	$213,749	$207,204

Net Sales by Products and Services

Net sales from products and services sold by the Company for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Products net sales (a)	$33,963	$34,673	$99,845	$90,911
Services net sales (b)	37,718	36,314	105,603	96,387
Total net sales	$71,681	$70,987	$205,448	$187,298

(a)   “Products” net sales include the design and production of Financial Payment Cards in contact-EMV, Dual-Interface EMV, metal, contactless and magnetic stripe card formats. The Company also generates “Products” revenue from the sale of Card@Once printers and consumables, private label credit cards and retail gift cards.

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

Net Sales to Geographic Locations, Property, Equipment and Leasehold Improvements and Long-Lived Assets

Subsequent to the sale of the Company’s U.K. Limited segment and reclassification to discontinued operations, and the sale of the Company’s Canada operations on April 1, 2019, the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived assets relating to geographic locations outside of the United States is insignificant.

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

In the fourth quarter of 2018, we entered into a definitive agreement to sell our Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to our operations in the U.S. or to other service providers in 2019. The transaction closed on April 1, 2019, and we received cash proceeds of $1.5 million.  After the payment of liabilities and transaction costs, including employee termination costs, the sale did not have a significant impact on cash, and no significant loss on sale.  In connection with the disposition of the foreign entity, we released the related cumulative translation adjustment from “Accumulated Other Comprehensive Loss” on the Balance Sheet into income from continuing operations during the nine months ended September 30, 2019. This adjustment was $1.3 million and is included in “Foreign Currency Loss” on the Statement of Operations.  The Canadian subsidiary was not a significant operating segment and was part of the Other reportable segment.

On August 3, 2018, we completed the sale of the U.K. Limited segment. The historical financial position, results of operations and cash flows for the U.K. Limited segment have been restated for all periods to conform with discontinued operations presentation. Unless otherwise indicated, information in Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to continuing operations.

The major line items constituting the loss from the discontinued operation for the three and nine months ended September 30, 2018 are presented in the table below.  The amounts relating to the discontinued operation for the three and nine months ended September 30, 2019 were not significant.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Total net sales	$1,943	$10,741
Total cost of sales	1,721	10,221
Selling, general and administrative	1,238	4,303
Impairments	-	7,615
Other expense	4,009	4,038
Pretax (loss) from discontinued operation	(5,025)	(15,436)
Pretax loss on sale of discontinued operation	(5)	(7,248)
Total pretax loss on discontinued operation	(5,030)	(22,684)
Income tax benefit	-	133
Net (loss) from discontinued operation	$(5,030)	$(22,551)

U.K. Limited incurred losses from operations during the three and nine months ended September 30, 2018 due to the softness in the U.K. retail sector and a decline in sales relating to certain customers. Additionally, we recorded impairment charges of $7.6 million associated with goodwill and customer relationship intangible assets, and recorded a $7.2 million loss on the sale of the discontinued operation.

During February 2018, we made the decision to consolidate three personalization operations in the United States into two facilities to better enable us to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, we accelerated the depreciation of certain related assets, which totaled $0.3 million for the three months ended September 30, 2018, and $2.4 million for the nine months ended September 30, 2018.  We recorded a lease termination charge of $0 and $0.4 million and recorded severance charges of $0 and $0.6 million in the three and nine months ended September 30, 2018, respectively. The charges were recorded in our U.S. Debit and Credit segment.

Results of Continuing Operations

The following table presents the components of our condensed consolidated statements of continuing operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019		2018
	(dollars in thousands)
Net sales:
Products	$33,963	$34,673		$99,845	$90,911
Services	37,718	36,314		105,603	96,387
Total net sales	71,681	70,987		205,448	187,298
Cost of sales	46,262	47,679		136,127	129,687
Gross profit	25,419	23,308		69,321	57,611
Selling, general and administrative (including depreciation and amortization)	17,449	18,621		53,685	52,632
Litigation settlement gain	—	—		(6,000)	—
Income from operations	7,970	4,687		21,636	4,979
Other expense, net:
Interest, net	(6,085)	(6,151)		(18,847)	(17,243)
Foreign exchange (loss) gain	(40)	16		(1,320)	(248)
Other income, net	14	8		25	15
Income (loss) from continuing operations before taxes	1,859	(1,440)	—	1,494	(12,497)
Income tax (expense) benefit	(2,515)	355		(3,695)	4,933
Net loss from continuing operations	$(656)	$(1,085)		$(2,201)	$(7,564)

Refer to Part II, Item 1, Legal Proceedings, for further information regarding the cash litigation settlement gain.

Segment Discussion

Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018

Net Sales

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$51,502	$48,002	$3,500	7.3%
U.S. Prepaid Debit	20,452	21,190	(738)	(3.5)%
Other	—	1,920	(1,920)	(100.0)%
Eliminations	(273)	(125)	(148)	* %
Total	$71,681	$70,987	$694	1.0%

* Not meaningful

Net sales for the three months ended September 30, 2019, increased $0.7 million, or 1.0%, to $71.7 million compared to $71.0 million for the three months ended September 30, 2018.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the three months ended September 30, 2019, increased $3.5 million, or 7.3%, to $51.5 million compared to $48.0 million for the three months ended September 30, 2018. The net sales increase was primarily due to higher volumes of card personalization and fulfillment, dual-interface EMV® card sales, and higher Card@Once® sales.  Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling price than other contact-only EMV® cards, which benefitted the current year period sales increase as compared to the prior year period.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the three months ended September 30, 2019, decreased $0.7 million, or 3.5%, to $20.5 million, compared to $21.2 million for the three months ended September 30, 2018. The decrease was the result of less sales volumes from our existing customer base.

Other:

In the three months ended September 30, 2018, Other net sales were $1.9 million.  During the three months ended September 30, 2019, there were no sales in the Other segment.  In April 2019, we sold the Canadian subsidiary and no longer have any operations contributing to Other net sales.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$16,503	32.0%	$13,551	28.2%	$2,952	21.8%
U.S. Prepaid Debit	8,916	43.6%	9,439	44.5%	(523)	(5.5)%
Other	—	* %	318	16.6%	(318)	* %
Total	$25,419	35.5%	$23,308	32.8%	$2,111	9.1%

* Not meaningful;

Gross profit for the three months ended September 30, 2019, increased $2.1 million, or 9.1%, to $25.4 million compared to $23.3 million for the three months ended September 30, 2018. Gross profit margin for the three months ended September 30, 2019 increased to 35.5% compared to 32.8% for the three months ended September 30, 2018.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the three months ended September 30, 2019, increased $3.0 million, or 21.8%, to $16.5 million compared to $13.6 million during the three months ended September 30, 2018. The increase in gross profit and gross profit margin for U.S. Debit and Credit segment was driven primarily by higher card personalization and fulfillment sales and efficiencies gained from the consolidation of our personalization operations in the prior year. Higher priced dual-interface EMV cards sales, and higher Card@Once sales also contributed to the increase in gross margin. Partially offsetting these increases was higher card manufacturing material costs driven primarily by a mix of certain products. Gross profit margin increased to 32.0% during the three months ended September 30, 2019, compared to 28.2% in the prior year period.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the three months ended September 30, 2019, decreased 5.5% to $8.9 million compared to $9.4 million for the three months ended September 30, 2018. Gross profit margin for U.S. Prepaid Debit for the three months ended September 30, 2019, decreased to 43.6% compared to 44.5% for the three months ended September 30, 2018. The decrease in gross profit and margin was attributed to lower sales resulting in lower cost absorption.

Other:

In the three months ended September 30, 2018, Other gross profit was $0.3 million. In April 2019, we sold our Canadian subsidiary and no longer have any operations contributing to Other net sales or gross profit.

Operating Expenses, net

	Three Months Ended September 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Operating expenses, net, by segment:
U.S. Debit and Credit	$7,649	14.9%	$7,060	14.7%	$589	8.3%
U.S. Prepaid Debit	1,100	5.4%	1,050	5.0%	50	4.8%
Other	8,700	* %	10,511	* %	(1,811)	(17.2)%
Total	$17,449	24.3%	$18,621	26.2%	$(1,172)	(6.3)%

* Not meaningful;

Operating expenses, net, for the three months ended September 30, 2019, decreased $1.2 million, or 6.3%, to $17.4 million compared to $18.6 million for the three months ended September 30, 2018.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses increased $0.6 million to $7.6 million in the three months ended September 30, 2019 compared to $7.1 million in the three months ended September 30, 2018, due to increased selling and compensation costs.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses were flat for the three months ended September 30, 2019 when compared to the three months ended September 30, 2018.  The total operating expenses were $1.1 million in both of the three months ended September 30, 2019, and September 30, 2018.

Other:

Other operating expenses during the three months ended September 30, 2019 decreased $1.8 million compared to the three months ended September 30, 2018, primarily from decreased legal fees, and a reduction in costs due to the sale of our Canadian subsidiary.

Income from Operations and Operating Margin

	Three Months Ended September 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations by segment:
U.S. Debit and Credit	$8,858	17.2%	$6,491	13.5%	$2,367	36.5%
U.S. Prepaid Debit	7,815	38.2%	8,389	39.6%	(574)	(6.8)%
Other	(8,703)	* %	(10,193)	* %	1,490	14.6%
Total	$7,970	11.1%	$4,687	6.6%	$3,283	70.0%
* Not meaningful

Income from operations for the three months ended September 30, 2019 was $8.0 million compared to income from operations of $4.7 million for the three months ended September 30, 2018. The Company’s operating income margin for the three months ended September 30, 2019 increased to 11.1% compared to 6.6% for the three months ended September 30, 2018.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the three months ended September 30, 2019 increased $2.4 million, to $8.9 million compared to $6.5 million for the three months ended September 30, 2018 due primarily to higher card personalization and fulfillment sales and efficiencies gained from the consolidation of our personalization operations in the prior year, higher dual-interface EMV cards sales, and Card@Once sales. The impact of these improvements to income from operations were partially offset by higher operating expenses and higher card manufacturing material costs driven by a mix of certain products. Operating margins for the three months ended September 30, 2019 increased to 17.2% compared to 13.5% for the three months ended September 30, 2018.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the three months ended September 30, 2019 decreased to $7.8 million compared to $8.4 million for the three months ended September 30, 2018 primarily due to lower sales volumes. U.S. Prepaid Debit operating income margin for the three months ended September 30, 2019 decreased to 38.2% from 39.6% for the same period in 2018, primarily as a result of lower cost absorption from lower sales.

Other:

The loss from operations in Other was $8.7 million for the three months ended September 30, 2019 compared to a loss from operations of $10.2 million for the same time period in 2018. The improvement is loss from operations was primarily due to the reduction in operating expenses as described above and the effects from the sale of our Canadian subsidiary by eliminating prior year Canadian losses.

Interest, net:

Interest expense for the three months ended September 30, 2019 decreased to $6.1 million compared to $6.2 million for the three months ended September 30, 2018. Our average interest rate decreased on the First Lien Term Loan for the three months ended September 30, 2019 compared to the same period in 2018.

Income tax benefit (expense):

During the three months ended September 30, 2019, we recorded an income tax expense of $2.5  million on pre-tax income of $1.9 million, representing an effective income tax rate of 135.3%.  During the three months ended September 30, 2018, we recorded an income tax benefit of $0.4 million on pre-tax loss of $1.4 million, representing an effective tax rate of 24.7%. For the quarter ended September 30, 2019, the effective tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of the partial valuation allowance, which is due to the limitation on the deductibility of business interest expense,  a provision of U.S. government tax reform legislation.

Net loss from continuing operations:

During the three months ended September 30, 2019, net loss from continuing operations was $0.7 million, compared to a $1.1 million net loss during the three months ended September 30, 2018. The change was primarily due to higher net sales and gross profit, lower operating expenses, and offset by higher income tax expense in the third quarter of 2019.

Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018

Net Sales

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$151,517	$128,992	$22,525	17.5%
U.S. Prepaid Debit	53,162	52,128	1,034	2.0%
Other	1,679	7,599	(5,920)	(77.9)%
Eliminations	(910)	(1,421)	511	* %
Total	$205,448	$187,298	$18,150	9.7%

Net sales for the nine months ended September 30, 2019 increased $18.2 million, or 9.7%, to $205.4 million compared to $187.3 million for the nine months ended September 30, 2018.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the nine months ended September 30, 2019, increased $22.5 million, or 17.5%, to $151.5 million compared to $129.0 million for the nine months ended September 30, 2018. The net sales increase was primarily due to higher volumes of dual-interface EMV cards, card personalization and fulfillment, as well as higher Card@Once sales. Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling prices.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the nine months ended September 30, 2019, increased $1.0 million, or 2.0%, to $53.2 million, compared to $52.1 million for the nine months ended September 30, 2018. The increase was the result of additional sales volumes from our existing customer base.

Other:

Other net sales were $1.7 million for the nine months ended September 30, 2019, compared to $7.6 million for the nine months ended September 30, 2018. The decrease was a result of lower sales volumes during the first quarter of 2019, and the disposition of our Canada subsidiary on April 1, 2019.

Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$47,647	31.4%	$35,891	27.8%	$11,756	32.8%
U.S. Prepaid Debit	21,771	41.0%	20,111	38.6%	1,660	8.3%
Other	(97)	(5.8)%	1,609	21.2%	(1,706)	* %
Total	$69,321	33.7%	$57,611	30.8%	$11,710	20.3%

Gross profit for the nine months ended September 30, 2019, increased $11.7 million, or 20.3%, to $69.3 million compared to $57.6 million for the nine months ended September 30, 2018. Gross profit margin for the nine months ended September 30, 2019 increased to 33.7 % compared to 30.8% for the nine months ended September 30, 2018.

U.S. Debit and Credit:

Gross profit for U.S. Debit and Credit for the nine months ended September 30, 2019, increased $11.8 million, or 32.8%, to $47.6 million compared to $35.9 million during the nine months ended September 30, 2018. The increase in gross profit and gross profit margin for U.S. Debit and Credit was driven primarily by increased sales volumes and favorable overhead cost absorption. In addition, higher card personalization and fulfillment sales and efficiencies gained from the consolidation of our personalization operations in the prior year improved gross profit and gross profit margin in 2019. Partially offsetting the gross profit margin increase compared to the prior year-to-date period were higher card manufacturing material costs driven primarily by a mix of certain products. Gross profit margin increased to 31.4% during the nine months ended September 30, 2019, compared to 27.8% in the prior year period.

U.S. Prepaid Debit:

Gross profit for U.S. Prepaid Debit during the nine months ended September 30, 2019 increased 8.3% to $21.8 million compared to $20.1 million for the nine months ended September 30, 2018. Gross profit margin for U.S. Prepaid Debit for the nine months ended September 30, 2019 increased to 41.0% compared to 38.6% for the nine months ended September 30, 2018. The increase in gross profit and gross margin was attributed to higher sales volumes from our existing customer base and favorable product mix.

Other:

Other gross loss was $0.1 million for the nine months ended September 30, 2019 compared to gross profit of $1.6 million for the nine months ended September 30, 2018.  The decrease was a result of lower sales volumes during the first quarter of 2019, and the disposition of our Canada subsidiary on April 1, 2019.

Operating Expenses, net

	Nine Months Ended September 30,
	2019		2018		$ Change	% Change
	(dollars in thousands)
Operating expenses, net, by segment:
U.S. Debit and Credit	$23,027	15.2%	$20,241	15.7%	$2,786	13.8%
U.S. Prepaid Debit	3,266	6.1%	3,179	6.1%	87	2.7%
Other	27,392	* %	29,212	* %	(1,820)	(6.2)%
Other-litigation settlement	(6,000)	* %	—	* %	(6,000)	* %
Total	$47,685	23.2%	$52,632	28.1%	$(4,947)	(9.4)%

Operating expenses, net, for the nine months ended September 30, 2019 decreased $5.0 million, or 9.4%, to $47.7 million compared to $52.6 million for the nine months ended September 30, 2018.  The cash litigation settlement gain received in the second quarter contributed $6.0 million to the decline in operating expenses, net, for the nine months ended September 30, 2019, compared to the prior year period, and was partially offset by an increase in operating expenses of $1.1 million.

U.S. Debit and Credit:

U.S. Debit and Credit operating expenses increased $2.8 million to $23.0 million in the nine months ended September 30, 2019 compared to $20.2 million in the nine months ended September 30, 2018, due to increased selling and compensation costs. This increase was partially offset by the impact of charges relating to the consolidation of our personalization operations incurred in 2018.

U.S. Prepaid Debit:

U.S. Prepaid Debit operating expenses were essentially flat for the nine months ended September 30, 2019 when compared to the nine months ended September 30, 2018.

Other:

Other operating expenses decreased $1.8 million, or 6.2%, to $27.4 million compared to $29.2 million for the nine months ended September 30, 2018.  Other operating expenses declined due to lower legal fees and savings from the sale of our Canadian subsidiary for the nine months ended September 30, 2019. During the second quarter of 2019, we received $6.0 million cash related to a litigation settlement as described previously, which was recorded as a reduction to net operating expenses in the Other segment.

Income from Operations and Operating Margin

	Nine Months Ended September 30,
		% of 2019		% of 2018
	2019	Net Sales	2018	Net Sales	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations by segment:
U.S. Debit and Credit	$24,619	16.2%	$15,650	12.1%	$8,969	57.3%
U.S. Prepaid Debit	18,505	34.8%	16,932	32.5%	1,573	9.3%
Other	(21,488)	* %	(27,603)	* %	6,115	22.2%
Total	$21,636	10.5%	$4,979	2.7%	$16,657	334.5%

Income from operations for the nine months ended September 30, 2019 was $21.6 million compared to income from operations of $5.0 million for the nine months ended September 30, 2019. The Company’s operating profit margin for the nine months ended September 30, 2019, increased to 10.5% compared to an operating profit margin of 2.7% for the nine months ended September 30, 2018.  In the second quarter of 2019, we received $6.0 million cash for a litigation settlement which was recorded through income from operations within the Other segment.

U.S. Debit and Credit:

Income from operations for U.S. Debit and Credit for the nine months ended September 30, 2019 increased $9.0 million, to $24.6 million compared to $15.7 million for the nine months ended September 30, 2018. The increase in income from operations was driven by increased sales volumes, favorable overhead cost absorption, higher card personalization and fulfillment sales, and efficiencies gained from the consolidation of our personalization operations. The impact of these improvements to income from operations were partially offset by higher card manufacturing material costs driven primarily by a mix of certain products, and higher operating expenses. Operating margins for the nine months ended September 30, 2019, increased to 16.2% compared to 12.1% for the nine months ended September 30, 2018.

U.S. Prepaid Debit:

Income from operations for U.S. Prepaid Debit for the nine months ended September 30, 2019, increased to $18.5 million compared to $16.9 million for the nine months ended September 30, 2018. The increase in income from operations was attributed to higher sales volumes from our existing customer base and favorable cost absorption due to higher sales. U.S. Prepaid Debit operating income margin for the nine months ended September 30, 2019 increased to 34.8% from 32.5% for the same period in 2018.

Other:

The loss from operations in Other was $21.5 million for the nine months ended September 30, 2019, compared to a loss from operations of $27.6 million for the same time period in 2018. The 2019 loss benefited primarily from the $6.0 million cash litigation settlement gain in the second quarter of 2019.

Interest, net:

Interest expense for the nine months ended September 30, 2019, increased $1.6 million to $18.8 million compared to $17.2 million for the nine months ended September 30, 2018. The additional interest expense resulted primarily from a higher average interest rate on the First Lien Term Loan for the nine months ended September 30, 2019 compared to the same period in 2018.

Income tax benefit (expense):

During the nine months ended September 30, 2019, we recorded income tax expense of $3.7 million on pre-tax income of $1.5 million, representing an effective income tax rate of 247.3%.  During the nine months ended September 30, 2018, we recorded an income tax benefit of $4.9 million on pre-tax loss of $12.5 million, representing an effective tax rate of 39.5%. The effective tax rate differs from the federal U.S. statutory rate in 2019 primarily due to the impact of tax expense recorded related to a partial valuation allowance of $2.6 million on certain U.S. deferred tax assets at an effective income tax rate impact of 174.1% for the nine months ended September 30, 2019.  The partial valuation allowance is due to the limitation on the deductibility of business interest expense which is a provision of U.S. government tax reform legislation enacted in December 2017.  In the prior year period, the effective tax rate differs from the federal U.S. statutory rate primarily due to a tax benefit recorded in connection with the U.K. Limited discontinued operation.

Net loss from continuing operations:

During the nine months ended September 30, 2019, net loss from continuing operations was $2.2 million, compared to a $7.6 million loss during the nine months ended September 30, 2018. The change was primarily due to the $6.0 million cash litigation settlement gain, higher net sales and gross profit, offset partially by higher interest expense and income taxes in the 2019 period.

Liquidity and Capital Resources

At September 30, 2019, we had $14.3 million of cash and cash equivalents. Of this amount, $0.2 million was held in accounts outside of the United States.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, while maintaining strong liquidity, will depend upon our ability to generate excess operating cash flows through our operating subsidiaries. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs.

The Company is party to a First Lien Credit Facility, dated as of August 17, 2015, that includes both a Term Loan facility and a $40.0 million Revolving Credit Facility, of which $20.0 million was available for borrowing as of September 30, 2019.  Additional amounts may be available for borrowing during the term of the Revolving Credit Facility, up to the full $40.0 million, to the extent our net leverage ratio does not exceed 7.0 times Adjusted EBITDA, as defined in the agreement.  As of September 30, 2019, our net leverage ratio was 9.0 times Adjusted EBITDA. The First Lien Term Loan and Revolving Credit Facility mature on August 17, 2022 and August 17, 2020, respectively. We may also be required to make prepayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required prepayments to be made after the issuance of our annual financial statements. We were not required to make any prepayments of the First Lien Term Loans with respect to our 2018 annual financial statements.

At September 30, 2019, $312.5 million of First Lien Term Loan was outstanding and no loans were outstanding under the Revolving Credit Facility. Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%. As of September 30, 2019, the interest rate on our First Lien Term Loan was 6.71%. The interest rate on the Revolving Credit Facility is the Federal base rate plus 3.5%.

 The First Lien Credit Facility contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets and affiliate transactions. As of September 30, 2019, we were in compliance with all covenants under the First Lien Credit Facility.

Operating Activities – Continuing Operations

Cash used in operating activities – continuing operations for the nine months ended September 30, 2019, was $3.0 million compared to a usage of $1.8 million during the nine months ended September 30, 2018. The year over year fluctuation was due primarily to an improvement in net loss from continuing operations of $5.4 million, including the $6.0 million cash received from the litigation settlement, offset by working capital cash flow changes primarily in accounts receivable, inventory, and accrued expenses when compared to the prior year.  For the nine months ended September 30, 2019, we had a cash usage of $12.3 million related to our investment in inventory to support the growth of the business.  We also had a cash usage in accrued expenses related primarily to employee performance incentive compensation earned in 2018 and paid in the first quarter of 2019.  Cash interest paid during the nine months ended September 30, 2019, was $17.3 million, which was higher than the prior year period by $2.6 million.  Cash inflows from tax refunds of $1.3 million were received during the nine months ended September 30, 2018.

Investing Activities – Continuing Operations

Cash used in investing activities – continuing operations for the nine months ended September 30, 2019 was $1.8 million, compared to a usage of $5.0 million during the nine months ended September 30, 2018. Cash used in investing activities – continuing operations was related to capital expenditures, including investments to support the growth of the business in 2019, such as machinery and information technology equipment.  Partially offsetting the capital expenditure outflows, we received cash of $1.5 million for the sale of our Canadian subsidiary in the second quarter of 2019.  As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-to-use machinery and equipment assets totaling $5.2 million, and $0.8 million during the nine months ended September 30, 2019, and 2018, respectively.

Financing Activities

During the nine months ended September 30, 2019 and 2018, cash used in financing activities was $1.2 million and $0.4 million, respectively, and related to principal payments on finance lease obligations.  For working capital purposes, we borrowed and repaid $11.5 million on the Revolving Credit Facility during the nine months ended September 30, 2019, all occurring within the first and second quarter of 2019.  We had no borrowings or payments on the Revolving Credit Facility during the three months ended September 30, 2019, and no balance outstanding as of September 30, 2019.

Contractual Obligations

During the nine months ended September 30, 2019, there were no material changes in our contractual obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.  Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2018, for which there were no material changes as of September 30, 2019, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented changes to internal controls due to the adoption of Accounting Standard Update No. 2016-02, Leases (Accounting Standard Codification Topic 842) effective January 1, 2019. These changes include processes to evaluate and account for contracts under the new accounting standard. There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

On October 31, 2019, Jason Bohrer stepped down from his position with the Company as Senior Vice President and General Manager, Secure Card, effective October 31, 2019.  Mr. Bohrer will remain an employee and provide transition assistance through December 13, 2019.  Mr. Bohrer is eligible to receive a cash severance and certain other benefits under the Company’s executive severance guidelines, the terms of which are described in the Company’s proxy statement filed on April 12, 2019.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	2020 Executive Retention Agreement, dated September 11, 2019 between CPI Card Group Inc. and Scott Scheirman.
10.2	Form of 2020 Executive Retention Agreement, dated September 11, 2019 for certain Executive Officers.
10.3	Form of 2020 Executive Short-Term Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

November 6, 2019	/s/ John Lowe
John Lowe
Chief Financial Officer
(Principal Financial Officer)