Form 10-K
period 2019-12-31
CPI Card Group Inc.
filed 2020-03-06
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-37584

CPI Card Group Inc.

(Exact name of the registrant as specified in its charter)

Delaware	26-0344657
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10026 West San Juan Way
Littleton, CO	80127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (720) 681-6304

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PMTS	OTC Markets Group Inc. NASDAQ Capital Market

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

The aggregate market value of the Registrant’s common stock held by non-affiliates was $11.0 million on June 30, 2019 computed based on the closing sale price of the Registrant’s common stock of $2.50 on NASDAQ on that date.

As of February 20, 2020, the number of shares outstanding of the Registrant’s common stock was 11,224,191.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Form 10-K (as well as information included in our written or oral statements) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “guides,” “provides guidance,” “provides outlook,” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us, and other information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our credit facilities and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; system security risks, data protection breaches and cyber-attacks; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security, including with respect to possible exposure to litigation and/or regulatory penalties under applicable data privacy and other laws for failure to so comply; interruptions in our operations, including our IT systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; disruptions in production at one or more of our facilities; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement, claims that our technology is infringing on the intellectual property of others, and risks related to open source software; defects in our software; problems in production quality, materials and process; a disruption or other failure in our supply chain; our failure to retain our existing customers or identify and attract new customers; a loss of market share or a decline in profitability resulting from competition; our inability to recruit, retain and develop qualified personnel, including key personnel; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; our inability to develop, introduce and commercialize new products; the effect of legal and regulatory proceedings; failure to meet the continued listing standards of the Toronto Stock Exchange or the rules of the OTCQX® Best Market; a continued decrease in the value of our common stock combined with our common stock no longer being traded on a United States national securities exchange, which may prevent investors from investing or achieving a meaningful degree of liquidity; developing technologies that make our existing technology solutions and products obsolete or less relevant or a failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the PCI Security Standards Council security standards or other industry standards; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; costs relating to product defects and any related product liability and/or warranty claims; maintenance and further imposition of tariffs and/or trade restrictions on, or slow-downs or interruptions in our ability to obtain, goods imported into the United States; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state retailers, and challenges to our income tax positions; our dependence on licensing arrangements; risks associated with international operations; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products; our ability to comply with a wide variety of environmental, health and safety laws and regulations and the exposure to liability for any failure to comply; risks associated with the controlling stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised of directors who are principals of our largest stockholder;  and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States) and Interac (in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We have established a leading position in the Financial Payment Card market through more than 20 years of experience. Our customers include leading national and regional banks, independent community banks, credit unions, managers of prepaid debit programs, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) and card processors. We serve a diverse set of over 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States, and the largest U.S. Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

We serve our customers through a network of production and card services facilities, including high-security facilities in the United States which are audited for compliance by one or more of the Payment Card Brands. Many of our customers require us to comply with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”). This leading network of high-security production facilities allows us to offer solutions that serve the needs of our diverse customer base.

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

Our business consists of the following reportable segments: U.S. Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States, and U.S. Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card program managers primarily in the United States.  Businesses not considered part of these segments are considered “Other” and included our operations in Canada prior to the sale and disposition of our Canadian operations and corporate expenses.

In the fourth quarter of 2018, we entered into a definitive agreement to sell our Canadian subsidiary. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to our operations in the U.S. or to other service providers in 2019. The transaction closed on April 1, 2019, and we received cash proceeds of $1.5 million.  After the payment of liabilities and transaction costs, including employee termination costs, the majority of which were expensed in 2018, the sale did not have a significant impact on cash, and no significant loss on sale.  The Canadian subsidiary was not a significant operating segment and the results of this business through the transaction closing date have been presented as part of the Other reportable segment.

On August 3, 2018, we completed the sale of the U.K. Limited segment. The historical financial position, results of operations, and cash flows for the U.K. segment have been restated for all periods to conform with discontinued operations presentation. Unless otherwise indicated, financial information within this document relates to continuing operations.  The divestitures of the U.K. and Canada businesses allow us to further optimize our footprint and to better position ourselves to serve customers by focusing on our core businesses.

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

Our Competitive Strengths

•

Strong Market Position with Long-Term Customer Relationships.  Our vision is to be the partner of choice for our customers by providing market-leading quality products and customer service with a market-competitive business model. We have long-standing, trust-based relationships with customers, many of whom we have served for decades. We strive to put our customers at the center of everything we do. Our customer relationships often involve the handling of sensitive information as well as process and technology integration.  As a result, our customers are selective about working with partners they can trust and that can deliver the highest quality products and customer service. We maintain important relationships with the Payment Card Brands to ensure our facilities and processes meet their standards.  We believe we have established a leading market position in the U.S. prepaid debit market, built on high quality services, innovation and reliable delivery to our customers. For our instant issuance solutions, our install bases at bank and credit union branches across the United States permit customer integration, and our Card@Once® instant issuance solution utilizes our secure technology to instantly personalize cards. A significant number of our customers have integrated our proprietary software into their systems to improve the quality of the overall process and to offer card design and customization to their cardholders. We believe this level of integration provides for a longer lasting and closer relationship with our customers.

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

•

Compliant Network of High-Security Facilities.  Our high-security facilities are each audited and found compliant by one or more of the Payment Card Brands under the PCI Card Security Standards Council, forming a leading network of approved production facilities in the United States. The Payment Card Brand attestations of compliance allow us to produce cards bearing these brands and provide relevant card services for our issuer customers. These audit processes are long, complex and costly, and our facilities must comply with strict standards of security in order to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the long, complex and costly compliance process may serve as a barrier to new entrants into our market.

•

Financial Payment Card Capabilities, Industry Experience, and Proprietary and Patented Solutions.  Over the course of our long operating history, we have developed technological, engineering and operational expertise that we believe has made us a leader in our industry. Europay, Mastercard and Visa (“EMV”) is a global, technical standard, maintained by EMVCo for smart payment cards, and for payment terminals and automated teller machines that accept them.  EMV ®  cards are smart cards (also called chip cards) which store data on integrated circuits rather than magnetic stripes, although EMV cards may also have magnetic stripes. We produce contact EMV cards, which require contact with a surface plate on an EMV-enabled payment terminal. We produce dual-interface EMV cards that have both contact and contactless functionality.

We continuously work to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and our customers.  For example, in response to customer and market demand, we have introduced CPI MetalsTM, a premium metal card, and Second WaveTM payment cards featuring a core made with recovered ocean-bound plastic (“ROBP”) to address customer demands for sustainable card options. We believe that our technological and operational capabilities, combined with our specific focus on the Financial Payment Card market, gives us a competitive advantage.  We have developed and acquired intellectual property over our operating history and hold 28 U.S. patents, 19 foreign patents, as well as 26 pending U.S. and foreign patent applications.

•	Experienced Leadership Team. We have built an experienced leadership team that has energized the organization to focus on customers, accountability, innovation, and delivering results.

EMV® is a registered trademark or tradename of EMVCo LLC in the United States and other countries

Our Strategy

We are a payment technology company that provides end-to-end debit, credit and prepaid payment solutions delivered physically, digitally and on-demand. Our vision is to be our customers’ partner of choice by providing market-leading quality products, customer service and continuous innovation with a market-competitive business model. We believe we are well-positioned for success given our diversified business model, history of innovation and ability to evolve with the needs and expectations of our customers. By helping our clients elevate their customers’ experience, we foster compelling connections between people and technology through traditional and next generation solutions that build brands and enhance people’s everyday lives. To achieve our vision, we focus on our four strategic priorities: deep customer focus, market-leading quality products and customer service, continuous innovation, and market competitive business model.

Deep Customer Focus

We are committed to keeping our customers at the center of everything we do.  By partnering with our customers and allowing their needs to inform our business, we enhance our ability to deliver value and help their businesses thrive.  We aim to inspire and satisfy our customers by redefining experiences that may have traditionally seemed rigid and complex. With our full and expanding suite of catalytic and competitively differentiated products and solutions, we offer our customers choice, convenience and control.

Market- Leading Quality Products and Customer Service

Our strong team of dedicated, passionate employees embrace a culture of collaboration and steadfast focus on delivering superior products and exceptional customer service which has helped build us into a leading provider. With a focus on market-leading quality products and customer service, we are committed to operational excellence and adapting to market dynamics to help our customers achieve top-of-wallet status and build their business. We listen to the voice of our customers and focus our energy on helping them deliver unique and differentiated solutions that elevate their customers’ experience.  We are accountable for our actions, and work synergistically to deliver results for our customers, our employees and our shareholders.

Continuous Innovation

With innovation as a core competency, we strategically invest to support continued growth and expand our opportunities to partner purposefully with our current and potential customers. We strive to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and exceed customers’ expectations. Continuous innovation is aimed at winning new business and helping our customers differentiate themselves with distinctive products and solutions, build their brands, and achieve top-of-wallet status.

Market-Competitive Business Model

By creating a dynamic and efficient operating model, we have positioned ourselves to better serve our customers.  We have streamlined our operations enabling us to allocate resources aimed at providing our customers with unmatched solutions, innovation and world-class services. We have also developed company-wide standards of excellence and target metrics regarding the quality, reliability and on-time delivery of our products.  We have invested in equipment advancements and technology in order to create broader capabilities as well as improve the quality and efficiencies of, and the customer satisfaction with, our offerings. We continue to focus on driving top-line performance and operational efficiency.

Our Products and Services

EMV Financial Payment Cards (Contact, Contactless, and Dual-Interface)

We produce both plastic and metal contact EMV cards, which feature an integrated circuit that interfaces with an EMV payment terminal over a contact plate on the surface of the card when inserted into an EMV-enabled payment terminal. We also produce contactless EMV cards, including plastic and metal dual-interface EMV cards, which feature a radio-frequency identification (“RFID”) antenna that utilizes near field communications (“NFC”) technology to allow transactions to process on a contactless basis when the card is brought within the requisite proximity to an NFC-enabled payment terminal.  Dual-interface EMV cards also have contact EMV technology.

Non-EMV Financial Payment Cards and Retail Gift Cards

We produce non-EMV cards that utilize magnetic stripes, contactless cards which utilize NFC technology, and cards that include both magnetic stripes and NFC technology. In addition, we produce non-EMV cards that are issued on the networks of the Payment Card Brands, as well as retail gift cards (which are not issued on the networks of the Payment Card Brands).

Second WaveTM cards featuring a core made with Recovered Ocean-Bound Plastic

In 2019, we launched Second WaveTM cards which feature a core made with ROBP. Aimed at reducing first-use plastic and diverting plastic waste from entering the ocean, Second Wave includes all forms of EMV Financial Payment Cards (dual-interface, contact, and contactless) and cards for access applications such as travel, ticketing, lodging, and entertainment.  Our Second Wave cards have been approved by two of the major payment brands. Second Wave offers a seamless cardholder experience that aligns with broader consumer values and helps support sustainability initiatives by providing companies across multiple segments of the card industry with a simple, effective, and more environmentally-friendly solution.

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

Tamper-Evident Secure Packaging Solutions

We offer specialized and innovative tamper-evident secure packaging products and services to customers aimed at reducing fraud for Prepaid Debit Cards sold through the retail channel. In certain cases, we also manage the fulfillment of fully-completed Prepaid Debit Card packages to retail locations on behalf of our customers utilizing this solution.

Instant Card Issuance Systems and Services

We offer Card@Once, our proprietary and patented instant card issuance system and software-as-a-service, which provides our card issuing bank customers the ability to issue a completely personalized, permanent debit or credit card within the bank branch to individual cardholders upon demand. Our instant issuance system is enabled by cloud-based software that securely transfers data from our servers to the card branch to encode a magnetic stripe, an EMV card, a contactless RFID, or a dual-interface EMV card, and personalizes the card on a desktop output terminal. These processes are audited for PCI Data Security Standard compliance annually.  Our instant issuance system generates both system sales and recurring revenue from card personalization and sales of cards and consumables.

CPI On-DemandTM Solutions

Through our CPI On-Demand services, we are able to produce images, personalized payment cards and related collateral on a one-by-one, on-demand basis for our customers, enabling individualized offerings and reducing waste and inventory.  Our service offering includes online ordering of a customized payment card through a program manager, with direct fulfillment to a consumer.  We believe the CPI On-Demand solution further differentiates us with our financial institution customers and will enable us to access new, business-to-business and business-to-consumer verticals such as healthcare, transit, payroll, corporate incentives, benefits and insurance.

Adaptives

While not currently significant to our financial results, during 2019 we launched Adaptives, an EMVCo certified chip and antenna personalization technology.  This technology is one of the smallest and most flexible available, allowing for versatility and use across a wide variety of form factors. Adaptives’ embedded contactless technology can be integrated into portable, wearable or non-wearable devices, or other objects allowing consumers to transact payments.  Consumers simply tap or wave the object at contactless-enabled point-of-sale terminals to purchase products or services, gain access to events, or to pay for and board transit systems.

Digital Services

While not currently significant to our financial results, we are investing in digital services and payments technologies, including self-service card customization, on demand fulfillment, order lifecycle management, customer inventory management, EMV key management, and other innovative solutions, such as digitizing and securely delivering payment credentials as a virtual payment method.

Suppliers

One of the most important components of our products is the EMV/ dual-interface microchip and antenna. While we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them, the objective of our procurement strategy is not to depend on any single supplier. We obtain our components from multiple suppliers located in Germany, Thailand, South Korea, France, and Singapore, primarily on a purchase order basis. Our main suppliers of EMV/ dual-interface microchips and antenna include four leading international manufacturers. Approximately 91% of our purchased microchips for the year ended December 31, 2019 came from these four main suppliers. The other key components for our products are substrates (such as PVC), and inlays which we also source from multiple suppliers. We monitor supply chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation and price.  We generally purchase inventory to fulfill customer purchase orders. In addition, we maintain certain levels of inventory in anticipation of future customer demand.

Customers

In the United States, we categorize our customers as follows: large issuers, small to mid-sized issuers including financial technology companies, prepaid debit issuers, program managers, Group Service Providers, and card processors. Our diverse customer base includes some of the largest issuers of credit and debit cards in the United States and the largest U.S. Prepaid Debit Card program managers. Our top customer represented approximately 18% of our net sales for the year ended December 31, 2019. Our top five customers represented approximately 42% of our net sales for the year ended December 31, 2019, and we have been serving these customers for an average of greater than 10 years.

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

Production and Services

We have a large network of high-security facilities that we leverage to balance customer orders, expand the array of products and services available to our customers, provide consistent supply and execute short lead times. Our facilities and operating processes are designed to provide a differentiated level of service to each of our key customer sets. For example, we have the processes and capabilities to:

•	execute high-volume production runs that allow us to offer cost-effective price points on large orders;
•	execute lower-volume, highly customized runs that allow us to meet the high-service and quick-turn needs of smaller orders, as well as on-demand solutions; and
•

meet the specific needs of our Prepaid Debit Card customers, as an industry leader in tamper-evident secure card packaging, and through our expertise and capabilities specifically designed for this retail prepaid market.

As of December 31, 2019, we operate facilities comprising approximately 384,000 square feet in the United States where we focus on Financial Payment Card production, personalization services, card packaging and fulfillment services. See Part I, Item 2, “Properties” of this Annual Report on Form 10-K for information on the operations of each facility.

We rely on secure ground and secure air freight to deliver finished products to our customers. Due to the high-security nature of the Financial Payment Card products we provide to our customers, certain products must be shipped to these customers via a secure method, such as armored vehicle. With respect to customers for whom we fulfill individual and personalized debit and credit cards, we primarily utilize the U.S. postal service to deliver these cards directly to individual cardholders. For other customers, we predominately deliver our products via regular ground and air freight.

In addition, we embrace practices and solutions at our facilities that limit our impact on the environment, preserve natural resources, and create innovative and responsible products.  Our key areas of focus include:  incorporating environmental sustainability practices across the business;  sustainability efforts aligned with our business model, values and customer needs; engaging employees; and communicating and promoting our commitment and contribution to sustainability.

Sales and Marketing

We market ourselves as a leader and trusted partner in payments, seeking to meet or exceed the needs of our customers through high quality, flexibility, and meaningful, innovative products at competitive prices. We work to strategize and collaborate with our customers to bring them valuable and innovative solutions. We have sales representatives that give us a wide geographic reach across the United States. Our sales representatives offer a complete end-to-end solution that incorporates the full spectrum of our products and services from concept to delivery. Our sales and marketing strategy focuses on strengthening our relationships with existing customers through a consultative approach that includes cross-selling expanded services. We leverage the strength of our full-service offerings to attract new customers. Our marketing efforts focus on the needs of our specific types of customers. By tailoring our marketing strategy to different customer segments, we are able to provide relevant targeted solutions to meet their individual needs. We utilize an array of different marketing communications and thought leadership across various industry publications, editorial white papers, case studies, conferences and trade shows, print and digital advertisements, educational webinars, podcasts, and blogs to introduce our existing customers and new customers to innovations in the payments market. Through these efforts, we drive customer retention and satisfaction, and have been able to attract new customers.

Competition

The market for products and services in the payment card industry is highly competitive. Some of our competitors possess substantially greater financial, sales and marketing resources than we do, and therefore have substantial flexibility in competing with us, including through the use of integrated product offerings, innovation, and competitive pricing. Competitive factors for our business include product quality, durability, security, service reliability, product line comprehensiveness and integration, timely introduction of new products and features, and price.

Our products and services compete with other card manufacturers and card solutions providers. We believe we are in competition with IDEMIA (formerly known as Oberthur Technologies S.A.), Giesecke & Devrient GmbH, Valid S.A., Thales (formerly known as Gemalto NV), CompoSecure L.L.C., Multi Packaging Solutions, Inc., and Arroweye. Certain existing and potential customers also have the ability to produce and/or personalize Financial Payment Cards in-house. In addition, we compete with customers that offer transaction processing products and services to financial institutions.

Intellectual Property

We own, control or license various intellectual property rights, such as patents, trade secrets, confidential information, trademarks, service marks, tradenames, copyrights and applications. We are party to certain patent cross-license arrangements with industry participants and may, from time to time, enter into similar commercial agreements should we consider it necessary or beneficial for our business.

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards for intellectual property protection throughout the world. As of December 31, 2019, we had 39 U.S. and foreign trademark registrations and applications, 28 existing U.S. patents, 19 foreign patents, as well as 26 pending U.S. and foreign patent applications. Our U.S. and foreign patents and applications have an average remaining maturity of approximately 12 years, and our trademarks will be due for renewal for additional ten year periods on an ongoing basis.

Environmental Protection

Our manufacturing operations are subject to environmental protection regulations, including those governing the emissions of pollutants into the air, wastewater discharges, the use and handling of hazardous substances, waste disposal, and the investigation and remediation of soil and groundwater contamination. We are also required to obtain environmental permits from governmental authorities for certain of our operations.

Regulation

Privacy and Data Security

In the course of our business, we receive personally identifiable information of cardholders from our customers, either from a financial institution or through a card processor on behalf of a financial institution. Such information includes names, email and physical addresses, card account numbers and expiration dates. As a service provider to financial institutions in the United States, we are subject to certain Federal Trade Commission requirements, certain privacy provisions of the Gramm-Leach-Bliley Act (the “GLBA”) and its implementing regulations, various other federal and state privacy statutes and regulations, and certain of the PCI Security Standards Council’s requirements, each of which is subject to change at any time. Outside of the United States, we are subject to privacy laws and regulations of certain countries and jurisdictions. The interpretation and application of privacy and data protection laws are often uncertain and in a state of flux. Furthermore, many of our customers are subject to privacy and data protection laws and our customers often impose contractual obligations on us related to their obligations. In order to comply with our obligations under applicable privacy laws and regulations and our contractual agreements with our customers, we are required to implement adequate policies and safeguards to protect the privacy of personally identifiable information we receive.

We are also subject to requirements from the Payment Card Brands, which require us to meet certain security standards in order to achieve compliance that allows us to produce and personalize Financial Payment Cards issued on their networks. These standards include extensive requirements with respect to the physical characteristics of our facilities, as well as our electronic treatment and storage of cardholder data. We believe that we have developed significant expertise in acquiring and maintaining compliance with the requirements from the Payment Card Brands, and have invested significant capital to obtain and retain compliance, which is regularly verified by both the Payment Card Brands and our customers. We believe the long, complex and costly compliance process may serve as a significant barrier to new entrants to our market.

The interpretation of pending and existing laws and regulations is evolving and, therefore, these laws and regulations may be applied inconsistently, and the obligations imposed upon us by our customers can vary. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and breaches in the security of our systems and technology could result in a violation of these laws and regulations and contractual requirements. Changes to these laws and regulations, as well as any associated inquiries or investigations or any other government actions, and additional requirements imposed by our customers may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including reputational harm, fines, or demands or orders that we modify or cease existing business practices.

Financial Services

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks, thrifts, and credit unions. However, as a provider of products and services to these financial institutions, our operations may be examined by various state and federal regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal inter-agency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution customers to include certain provisions in their contracts with service providers like us and to conduct ongoing monitoring and risk management for third party relationships. In addition, we engage independent auditors annually to review certain of our operations to provide internal control evaluations for our customers’ auditors.

In conducting certain of our card services, we are directly subject to various federal and state laws and regulations and contractual obligations. In order to comply with our obligations under applicable laws, we are required, among other things, to comply with reporting requirements, to implement operating policies and procedures to comply with Office of Foreign Assets Control requirements, to protect the privacy and security of our customers’ information and to undergo periodic audits and examinations.

In 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; introduce more stringent regulatory capital requirements; implement changes to corporate governance and executive compensation practices; and require significant rule-making. The Dodd-Frank Act has generated numerous new regulations that have imposed compliance costs. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers” which the CFPB has defined to include service providers, like us, as well as CFPB supervised banks and nonbanks. The CFPB has in the past and may in the future issue regulations that may require us to make compliance investments. It is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential customers.

Employees and Labor

As of December 31, 2019, our businesses employed approximately 1,100 employees.  We have never experienced any work stoppages or strikes as a result of labor disputes.  We consider our relations with employees to be good.

Available Information

CPI Card Group Inc. is a Delaware corporation.  We were initially formed as CPI Holdings I, Inc. in June 2007 and changed our name to CPI Card Group Inc. in August 2015.  Our principal executive offices are located at 10026 W. San Juan Way – Suite 200, Littleton, CO 80127, telephone (720) 681-6304. The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through the "Investor Relations" portion of the Company's website, as soon as reasonably practical after they are filed with the SEC. The SEC maintains a web site, www.sec.gov, which contains reports and information statements, and other information filed electronically with the SEC by the Company.

Item 1A.  Risk Factors

The covenants and restrictions contained in our First Lien Term Loan and our new Senior Credit Facility may adversely affect our business and results of operations, may restrict our ability to grow and could make it difficult or impossible to timely make our debt service payments or refinance our debt when it comes due.

We maintain a substantial amount of debt, and we may incur additional debt in the future to help fund our business.  Our substantial indebtedness and interest expense could have important consequences to us, including:

•

limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, research and development, expanding our infrastructure, capital expenditures and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest and/or service our debt;

•

impacting our cash flows, results of operations and financial condition when interest rates rise, because the interest rates on our First Lien Term Loan and Senior Credit Facility (both as defined in Item 8 Financial Statements and Supplemental Data, Note-10 Long-Term Debt) are floating rates that vary depending on market interest rates from time to time;

•

limiting our ability to retain or attract customers and our ability to attract or retain qualified employees due to our significant amount of debt and the related implications of such debt for the Company’s long-term financial condition;

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
•

limiting our ability to timely make our debt service payments or to satisfy our other obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness);

•	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;
•	placing us at a competitive disadvantage as compared to our competitors that are less leveraged;
•	limiting our ability, or increasing the costs, to refinance indebtedness, when our First Lien Term Loan matures on August 17, 2022 and our Senior Credit Facility matures on May 17, 2022; and
•	limiting access to supply chain and vendor terms.

The terms of our First Lien Term Loan and Senior Credit Facility, restrict our ability to operate our business and to pursue our business strategies.  Refer to Item 9B- Other Information, for further information regarding the new Senior Credit Facility entered into on March 6, 2020.  Among other things, our First Lien Term Loan and our Senior Credit Facility restrict our ability to:

•	incur additional debt or contingent liabilities;
•	declare or pay dividends, repurchase stock, or make other distributions to stockholders;
•	make investments in any business that is not a wholly-owned subsidiary;
•	create liens or use assets as security in other transactions;
•	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
•	enter into transactions with affiliates; and

•	enter into certain asset sale transactions or other dispositions of assets.

In addition, our new Senior Credit Facility contains a covenant requiring us to achieve at least $25 million of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for the previous four consecutive fiscal quarters in total for each quarterly period ending on or after March 31, 2020. The adjusted EBITDA computation is defined in the Senior Credit Facility.  Our failure to comply with any of these covenants could result in an event of default, which could result in the acceleration of all of our indebtedness under the First Lien Term Loan and Senior Credit Facility.  Moreover, these restrictions, as well as the limitations described above, could have a material adverse effect on our business, financial condition, results of operations and prospects.  If we are unable to satisfy our obligations under our indebtedness as they become due, or if we are unable to pay our interest obligations we would be rendered insolvent.

Our ability to raise capital in the future may be limited, which could lead to delays in innovation and abandonment of our strategic initiatives.

Our business and operations may consume resources faster than we anticipate.  In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. The terms of our outstanding indebtedness and our financial condition may adversely affect the availability of additional financing and any such financing may not be available on favorable terms, or at all.  If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.  Any failure to achieve adequate funding will delay our product and services innovation and development and could lead to abandonment of one or more of our strategic initiatives.  Any of these events could materially harm our business, financial condition and prospects.

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, impair customer and vendor relationships, disrupt our internal operations, harm perception of our products, and expose us to litigation and/or regulatory penalties, which could have a material adverse effect on our business and our reputation.

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

The protective measures we have implemented to protect against data and security breaches and cyber-attacks may not prevent system or network disruptions and may be insufficient to prevent or limit the damage from any future security breaches. Our activities and investment in protective measures may not be deployed quickly enough or successfully protect our system or network against disruptions and may be insufficient to prevent or limit the damage from any future security breaches.  In addition, as these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities.

Current and proposed regulations and customer contractual requirements addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

In operating a Financial Payment Card business, we manage large amounts of personally identifiable information of cardholders, including cardholder names, account numbers and similar information and are thus subject to laws and requirements relating to data privacy and security, which continue to evolve and may become increasingly difficult to comply with. For example, the California Consumer Privacy Act (“CCPA”) generally requires covered companies to provide certain disclosures to California consumers and requires companies to delete a consumer’s personal information if requested by the consumer. The CCPA has already been amended, and it remains unclear whether it will be further amended and how it will be interpreted. Furthermore, to the extent these laws apply to our customers, our customers may impose privacy related contractual obligations on us, adherence to which may require significant investment in resources and internal processes. As the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we will increasingly become subject to new and varying requirements. We have incurred and we expect to continue to incur significant expenses to meet the obligations of current privacy-related laws and requirements (as well as potential new privacy related laws and regulations), which have necessitated and will continue to necessitate us making significant changes to our internal processes, procedures, and systems. Failure to comply with existing or future data privacy and security laws, regulations, and requirements to which we are subject or could become subject, could result in fines, sanctions, penalties, civil lawsuits, or other adverse consequences as well as loss of customer and consumer confidence, which could materially adversely affect our results of operations, overall business, and reputation. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to increased program costs, liability and reputational damage.

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

In order to serve our customers and operate certain aspects of our business, we depend on data centers and computing infrastructure that is both our own as well as provided by third party vendors. To the extent applications and data used in our business are hosted by third party vendors at their facilities, we do not control the operation of such facilities or in some cases the hardware and infrastructure within them.  Any disruption of, interference at, or inability to keep up with our needs for capacity by our third-party data centers or hosted infrastructure partners could interrupt our business operations.  In addition, any problems faced by our third-party data center operations or hosted infrastructure partners with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers.  Our ability to service our customers also largely depends on the efficient and uninterrupted operation of our own computer information systems residing at our leased facilities. The proper functioning of such systems can be adversely affected by the increasing age and usage of such systems. Any interruption in our business applications, systems or networks, including, but not limited to, new system implementations, server downtime, facility issues or energy blackouts, could have a material adverse impact on our operations, sales and operating results. Additionally, we have a limited number of employees with the expertise required to operate such internal applications, systems and networks as well as remediate them in the event of a failure, and thus the attrition of such employees could result in our inability to quickly and effectively resolve future IT issues that may arise.

Not only could we suffer damage to our brand and reputation in the event of a system outage or data loss or interruption, but we may also be liable to third parties, including our customers.  Some of our contractual agreements require the payment of penalties if our systems do not meet certain operating standards, and failure to operate in accordance with the standards of one or more of the Payment Card Brands could result in a loss of compliance of our facilities, any of which could have a material adverse effect on our business.  In addition, to successfully operate our business, we must be able to protect our processing and other systems from interruption, including from events that may be beyond our control.  Protective measures we have established for continuation of core business operations in the event of a catastrophic event may be insufficient to prevent or limit the damage from any future disruptions, and any such disruption could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in production at one or more of our facilities may have a material adverse impact on our business, results of operations and/or financial condition.

Any serious disruption at any of our facilities could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses.  In the event of a disruption in production at one of our facilities, our other facilities may not have sufficient capacity, may not have the specialized equipment necessary, may have higher production costs, may take significant time to increase production or may fail to meet our customers’ requirements, any of which could negatively impact our business, results of operations and/or financial condition. Long‑term production disruptions may cause our customers to seek alternative supply which could further adversely affect our profitability.

A significant amount of certain specialized manufacturing capacity is also concentrated in single-site locations.  Due to the specialized nature of the assets, in the event such a location experiences disruption, it may not be possible to find replacement capacity quickly or substitute production from our other facilities.  Accordingly, disruption at a single-site manufacturing operation could significantly impact our ability to supply our customers and could have a severe impact on us.

Additionally, all of our manufacturing facilities are currently leased, and we are subject to risks associated with our current and future real estate leases for such facilities. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or any terms at all, and we may be unable to find replacement locations with adequate capacity for our unique equipment and operational needs, which could have an adverse effect on our operations, customer relationships, and financial performance.

We may be unable to adequately protect our trade secrets and intellectual property rights against misappropriation or infringement, which may have a material adverse effect on our business.

Our ability to protect our intellectual property is important to our business.  We depend on patents and other intellectual property rights to protect our products, proprietary designs, and technological processes against misappropriation by others.  There is no assurance that our existing or future patents will not be challenged, invalidated or circumvented.  Our patents have and may in the future be challenged as invalid. Furthermore, we may have difficulty obtaining additional patents and other intellectual property protections in the future.  The patents and intellectual property rights that we receive may be insufficient to provide us with meaningful protection or commercial advantage.  Moreover, effective patent, trademark, service mark, copyright, and trade secret protection may not be available in every country in which we provide services or sell or license products.

Our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers may not succeed.  We actively seek to protect our proprietary rights and trade secrets by engaging in litigation and by entering into confidentiality agreements with our employees, consultants, and strategic partners and controlling access to and distribution of our technologies, documentation, and other proprietary information.  Nevertheless, unauthorized parties may attempt to copy aspects of our products or technologies or to obtain and use information that we regard as proprietary and may use such information to interfere with our business.  Enforcing our intellectual property rights has in the past, and may in the future, cause us to incur significant costs.  These costs and other consequences from the unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition, and results of operations.

We may be required to defend against alleged infringement by us of the intellectual property rights of others.  Our products often contain technology provided to us by other parties such as suppliers or customers and we compete in an industry that is highly active in generating intellectual property.  We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party.

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

Our services are based on sophisticated software and computing systems, and the software underlying our services may contain undetected errors or defects when first introduced or when new versions are released.  In addition, we may experience difficulties in installing or integrating our technology on systems used by our customers.  Defects in our software, errors or delays in the processing of electronic transactions or other difficulties could result in the interruption of business operations, delays in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of customers, negative publicity or exposure to liability claims.

Our business could suffer from problems in production quality, materials, and process, which could reduce, delay or interrupt production of our products, resulting in adverse impacts to our business and financial results.

We produce our products using processes that are highly complex, require advanced and costly equipment and must continually be modified to improve yields and performance.  Difficulties in the production process can reduce product yields, reduce product quality or interrupt production altogether. Additionally, if certain machinery used in our production process fails or malfunctions, we may not have adequate replacements for such machinery immediately available.  As a result of such problems, we may not be able to deliver products, or may deliver in a less timely or cost‑effective manner or at a lower than expected quality level, or we may be required to rework or replace products.  As the complexity of both our products and our technological processes has become more advanced, production tolerances have been reduced and requirements for precision have become more demanding.  If we do not advance our production processes at the market rate, we may experience a lower production quality than the market standard.  We may suffer disruptions in our production, either due to production difficulties, such as machinery or technology failures, or as a result of external factors beyond our control, such as delay of, or quality issues with, materials provided by suppliers, interruption of our electrical service or a natural disaster.  We may also risk non-compliance with certain industry standards if we experience failure of certain required operations or processes, such as those related to facility security, which may impede our ability to deliver products to our customers.  Any such event could have a material adverse effect on our business, financial condition and results of operations.

A disruption or other failure in our supply chain could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain, product quality control, as well other external factors over which we have no control. Key components for our products include EMV microchips, substrates (such as PVC), modules, antennas, and inlays, which we source from multiple suppliers located in Haiti, France, Germany, Singapore, South Korea, Thailand, and the United States, primarily on a purchase order basis.  Additionally, our Second WaveTM cards, featuring a core made with ROBP rely on a largely international supply chain to source and provide “recovered ocean bound plastic” in accordance with our defined parameters. It is difficult and costly to monitor suppliers of key components and their compliance with our parameters, our codes of conduct, and applicable laws. Any failure by our suppliers to so comply could adversely affect our ability to produce Second WaveTM payment cards or cards with EMV microchips at all or in a manner consistent with standards agreed upon with our customers, which could adversely affect our business, reputation and customer relationships. Moreover, in certain cases, such as with ROBP suppliers, we may rely on suppliers for which there are not adequate and immediate replacements, which may result in our inability to continue to produce products that use components from these suppliers in the event the suppliers terminate their relationships with us or otherwise fail to meet their obligations to us. Also, changes in the financial or business condition of our suppliers, political instability in a supplier’s country, or failure to comply with our codes of conduct or other contractual requirements could render our suppliers unable to provide us with, or render us unable or unwilling to accept, the components we need to produce our products and thus subject us to losses or adversely affect our ability to bring products to market. Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, contract requirements, or laws and regulations, and in a timely manner could adversely affect our customer service levels, our reputation and our overall business. For example, we have in the past experienced delays in our supply chain, which made it difficult to produce our products in a timely manner. In addition, any increases in the costs of goods and services for our business may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations. If a company in our supply chain engages in illegal, unethical or other questionable conduct, we may not have visibility to these practices and we, and our customers, may face reputational harm in addition to interruptions to our supply chain.

Failure to retain our existing customers or identify and attract new customers could have a material adverse effect on our business.

A substantial portion of our net sales is derived from several large customers.  Our top five customers accounted for approximately 42% of our net sales for the year ended December 31, 2019.  If one or more of these key customer relationships ends, it could have a material adverse effect on our business and financial results. Our ability to provide products and services to these customers and our other customers and meet very high quality standards in a timely manner is critical to our business success.  For example, one of the key services that we offer our customers is the prompt and timely production and delivery of replacement debit or credit cards.  Orders for replacement debit or credit cards often are placed on short notice and may require personalization.  If we are unable to offer these and our other products and services in a timely manner, our relationships with our customers may be adversely affected and customers may terminate our contracts with them.

In addition, our continued business relationship with our customers may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, pricing pressures, or the financial health of these customers, many of whom operate in competitive businesses and depend on favorable macroeconomic conditions.  Because our contractual arrangements with customers generally do not include exclusivity clauses or commitments to order specified quantities of products on a medium or long-term basis, there is no guarantee that we will receive orders on a consistent basis or on favorable terms, or be able to renew contracts or purchase orders in a given year.

If we experience difficulty attracting and retaining customers, our business, financial condition, and results of operations may be materially and adversely affected.

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

Some of our competitors have larger global customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical, and other capabilities than we do.  These competitors may be able to adapt more quickly to new technological requirements and changes in customer and/or regulatory requirements and to leverage their scale to lower production costs and prices.  We also face competition from newly established competitors, suppliers of products, and customers who choose to develop their own products and services.

Existing or new competitors may develop products, technologies, or services that more effectively address our markets with enhanced features and functionality, greater levels of integration and/or lower cost.  As the technological sophistication of our competitors and the size of the market increases, competing low‑cost producers could emerge and

grow stronger.  These dynamics could result in declining average selling prices and reduced gross margins in our businesses.   If we cannot sufficiently reduce our production costs or develop new products, technologies, or services, we may not be able to compete successfully and we may lose market share, which could have a material adverse effect on our business, financial condition, and results of operations.

The failure to effectively recruit, retain and develop qualified personnel and succession processes could adversely affect our success and ability to grow and have a material adverse effect on our profitability.

Our business functions are complex and require wide‑ranging expertise and intellectual capital.  If we fail to retain, recruit, and develop personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs, then the ability of our business to successfully compete and grow may be adversely affected.  In addition, the loss of key personnel without adequate succession plans in place may cause a failure to maintain continuity in key business functions.  Additionally, the market for qualified personnel is highly competitive, particularly in the states in which our operations are concentrated.  This may result in market increases in compensation.  Our efforts to retain and develop personnel may also result in significant additional expenses, which could have a material adverse effect on our profitability.  Even then, we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors.  In addition, our key personnel may not continue to be employed or we may be unable to attract and retain qualified personnel in the future.  Any failure to retain or attract employees or key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and industry trends, as well as precise technical execution.  The successful development of new products may require us to undertake time-consuming and costly development activities, and we may experience difficulties or challenging market conditions that could delay or prevent the successful development, commercialization and marketing of these new products, including, for example, limited market acceptance of dual-interface EMV technology in the United States.  Before we can commercialize any new products, we may need to expend significant funds in order to conduct substantial research and development.  Additionally, we have limited research and development resources as compared to many of our competitors, which may result in an immature product development process and lengthy product roll-outs. If we have difficulty producing innovative products, there could be a material adverse effect on our revenue, results of operations, reputation and business.  New or enhanced product offerings may also expose us to additional risks, such as new sources of supplies or reputational harm.

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

Our ability to develop and deliver new products and services successfully will depend on various factors, including our ability to:

•	effectively identify and capitalize upon opportunities in new and emerging product markets;
•	invest resources in innovation and research and development;
•	complete and introduce new products and integrated services solutions in a timely manner;
•	license any required third‑party technology or intellectual property rights;
•	qualify for and obtain required industry compliance for our products;
•	effectively manage the supply chain and related risks;
•	comply with applicable data protection regulations; and
•	retain and hire personnel experienced in developing new products and services

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

If we fail to meet the continued listing standards of the Toronto Stock Exchange or the rules of the OTCQX® Best Market, our common stock may no longer be permitted to trade on these platforms, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the Toronto Stock Exchange (“TSX”) and, the OTCQX® Best Market (“OTCQX”). In order to maintain our listing on the TSX, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public shareholders, a minimum amount of free trading public shares, a minimum amount of market capitalization, and a minimum amount of value held by public shareholders.  In  addition to objective standards, the TSX may delist the securities of any issuer if, in the TSX’s opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of the public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the TSX inadvisable; if the issuer sells or disposes of principal operating assets or cease to be an operating company; if an issuer fails to comply with the listing requirements of the TSX; or if any other event occurs or any condition exists which makes continued listing on the TSX, in the opinion of the TSX, inadvisable. In order to continue trading on the OTCQX, we must maintain a minimum per share bid price, a minimum amount of market capitalization, minimum net tangible assets, a minimum amount of net sales, and a minimum public float, in addition to continuing to comply with the United States securities laws and SEC reporting rules.

If we are unable to maintain the continued listing requirements of the TSX or comply with the OTCQX rules, this could result in an inability of our stock to trade on such platforms, resulting in adverse consequences for our stockholders, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities.  Other consequences could include a loss of confidence by investors, customers, suppliers, and employees, and an adverse effect on our ability to obtain financing to continue operations.

Our common stock is not currently traded on a United States national securities exchange, which may continue to decrease the value of our common stock and prevent investors from investing or achieving a meaningful degree of liquidity.

In January 2020, our common stock was suspended from the Nasdaq Capital Market (“NASDAQ”) and began being quoted on the OTCQX. While our stock is still currently listed on the TSX, a Canadian stock exchange, we cannot assure investors that our common stock will be listed on a United States national exchange such as NASDAQ or another securities exchange in the future.

Based upon the fact that our common stock is no longer traded on a United States national exchange and that the value of our issued and outstanding common stock has decreased in value in recent years, certain stockholders may no longer be permitted to invest in our common stock. Bid quotations on the OTCQX can be sporadic and may not provide meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. As a result of these limitations, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on a national stock exchange or automated quotation system would typically have.

Because there may be a limited market and generally low volume of trading in our common stock, the share price of our common stock may be more significantly affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business and announcements made by us, our competitors or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our common stock. The lack of liquidity in our common stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for financing that we may need in the future, which could harm our business.

Furthermore, our common stock may not continue to trade on the OTCQX in the future, broker-dealers may cease to provide public quotes of our common stock on this market, or the trading volume of our common stock may be insufficient to provide for an efficient trading market. Any such developments could impair the value of your investment. We expect that the price of our common stock could fluctuate substantially.

Because we are not listed on a United States national exchange, we are not subject to certain standards, such as certain corporate governance requirements. Without required compliance with such standards, investor interest in our common stock may decrease.

Our operating results are unpredictable and may vary significantly from quarter to quarter and annually, and may differ significantly from our expectations.

Our operating results are affected by a wide variety of factors that could materially and adversely affect revenue and profitability or lead to significant variability in our operating results.  These factors include, among others, the cyclicality of the financial card and electronic payment industries, capital requirements, inventory management, the availability of funding, competition, new product developments, technological changes, production problems, supplier management and other factors.

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

Our long-lived assets recorded as of December 31, 2019 were $121.3 million, representing 57% of our total assets, of which we have recorded plant, equipment and leasehold improvements of $42.1 million, which includes significant investments in machinery and equipment as used in our operations.

We perform goodwill impairment testing on an annual basis as of October 1 of each year.  Other long-lived assets, such as identifiable intangible assets and plant, equipment and leasehold improvements are reviewed for impairment whenever events, changes or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  If we were to conclude that a future write‑down of our long-lived assets is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations.  A write‑down of our long-lived assets may result from, among other things, deterioration in our performance and a decline in expected future cash flows and could have a material adverse effect on our business, financial condition and results of operations.

During the second quarter of 2018, we recorded an impairment charge of $7.6 million on the long lived assets in our U.K. Limited segment. During the fourth quarter of 2019, based on the goodwill impairment test performed annually as of October 1, there were no impairment charges necessary.  See Part II, Item 8, Financial Statements and Supplementary Data, Note 7 “Goodwill and Other Intangible Assets,” and Note 4 “Discontinued Operation” in this Annual Report on Form 10-K for more information.

Our failure to operate our business in accordance with the standards of the PCI Security Standards Council or other industry standards applicable to our customers, such as Payment Card Brand compliance standards, could have a material adverse effect on our business.

Many of our customers issue their cards on the networks of the Payment Card Brands that are subject to the standards of the PCI Security Standards Council or other standards and criteria relating to service providers’ and manufacturers’ facilities, products and physical and logical security which we must satisfy in order to be eligible to supply products and services to such customers.  Most of our contractual arrangements with our customers may be terminated, or customers may cease doing business with us, if we fail to comply with these standards and criteria.

We make significant investments to our network of high‑security facilities in order to meet these standards and criteria, including investments required to satisfy changes adopted from time to time in their respective standards and criteria.  Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have constituted in the past an important part of our revenue and profitability.  For the year ended December 31, 2019, the vast majority of the products we produced and services we provided were subject to compliance with the standards of one or more of the Payment Card Brands. If we were to lose compliance with one or more of the standards of the Payment Card Brands or of the PCI Security Standards Council for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the networks of the Payment Card Brands.  Additionally, certain of our facilities operate under waivers of certain of these standards. If such waivers are not granted in the future or if we are required to move a facility in order to maintain compliance, we may incur significant costs and delays, or may lose our ability to offer services in that facility which would be disruptive to our business and have an adverse effect on our customer relationships and financial results. If, as a result of noncompliance with standards of the PCI Security Standards Council or other standards of the Payment Card Brands, we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with reduced levels of consumer and business spending could adversely affect our business, financial condition and results of operations.

Our business depends heavily on the overall level of consumer and business spending. Our revenue is exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income, or changes in consumer purchasing habits. A sustained deterioration in general economic condition, particularly in the United States, or increases in interest rates may adversely affect our financial performance by reducing the demand for our Financial Payment Card solutions or reducing the purchase of our higher margin products. If an economic downturn occurs, credit card issuers may reduce credit limits, close accounts, and become more selective with respect to whom they issue credit cards. These and other changes in economic conditions could therefore adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition, and results of operations.

Costs relating to product defects, and any related product liability and warranty claims may materially adversely affect our business

We offer highly complex services and products and, accordingly, from time to time, defects have occurred.  Such defects can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory, the loss of potential sales, and claims by third parties.  In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects.  If we sell defective products into the market, our reputation could suffer and we may lose sales opportunities and incur liability for damages, including damage claims from customers in excess of the amounts they pay us for our products, including consequential damages.  In addition, our customers may recall their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships.  If such a recall or payment is caused by a defect in one of our products, our customers may seek to recover all or a portion of their losses from us.  If any of these risks materialize, our reputation would be harmed and there could be a material adverse effect on our business, financial condition, and results of operations.

If the U.S. government puts significant tariffs or other restrictions on or there is an economic downturn impeding goods imported into the United States, our revenue and results of operations may be materially harmed.

Most of our chips, as well as certain other raw materials, are imported from companies located outside of the United States.  The U.S. government has already imposed tariffs on imports from certain countries and may impose further tariffs and/or trade restrictions.  There may also be other slow-downs or interruptions in our ability to obtain materials imported into the United States due to global economic downturns and trade disruptions. The current U.S. administration has also expressed antipathy towards certain existing international trade agreements.  Any of these factors could depress economic activity, restrict our access to suppliers and have a material adverse effect on our business, financial condition and results of operations.

Existing tariffs are subject to a number of uncertainties as they are implemented, including future adjustments and changes to the products covered by additional tariffs and to the countries included or excluded from such tariffs. The ultimate reaction of other countries, and the impact of these tariffs or other actions on the United States and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other developments with respect to global trade.

We may become subject to additional sales tax collection obligations and claims for uncollected amounts, and our income tax positions may be challenged by relevant tax authorities, both of which could adversely affect our cash flow and financial results.

In recent years, a number of states have adopted or considered adopting legislation requiring out-of-state sellers to collect and remit sales tax on sales transactions into those states where they have no physical presence. The United States Supreme Court’s June 2018 decision in South Dakota v. Wayfair, Inc. significantly increased the ability of states to impose sales tax collection responsibilities on out-of-state sellers.  An increased number of states seeking to expand applicability of sales tax “nexus” laws can result in costs and administrative requirements to collect and remit sales tax in additional jurisdictions and subject companies to retroactive assessment of state or local sales taxes in certain jurisdictions. Such assessments may adversely affect our future cash flow and financial results. In addition, we are subject to U.S. federal and state income taxes. Our tax expense and the tax positions included in our financial statements are subject to estimates, and could be impacted by changes in rules or interpretations of existing tax laws, and changes in U.S. federal and state tax legislation and tax rates, particularly in response to the comprehensive tax reform legislation enacted in December 2017, “The Tax Cuts and Jobs Act”.  There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. Additionally, the results of potential audits and examinations of previously filed tax returns may adversely affect our future cash flow and financial results.

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

We are required to comply with complex laws and regulations in the United States and other countries and are exposed to business risks associated with our international business.

We are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, and labor and health and safety laws and regulations in each jurisdiction in which we operate.  Though we currently have limited international operations, the expansion thereof in the future may increasingly expose us to risks associated with international business operations, including political instability (e.g., the threat of war, terrorist attacks or civil unrest), inconsistent regulations across jurisdictions, unanticipated changes in the regulatory environment, and import and export restrictions.  Any of these events may affect our employees, reputation, business, or financial results as well as our ability to meet our objectives.

We may not be in full compliance at all times with the laws and regulations to which we are subject and we may not have obtained the permits, authorizations, or licenses that we need.  Any failure to comply with applicable laws or regulations could result in fines or sanctions.  In such a case, or if any of these international business risks were to materialize, there could be a material adverse effect on our business, financial condition, and results of operations.

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

As with other companies engaged in similar activities or that own or lease real property, we face inherent risks of environmental liability at our current and historical production facilities.  Certain environmental laws impose strict and, in certain circumstances, joint and several liabilities on current or previous owners or operators of real property for the cost of the investigation, removal or remediation of hazardous substances as well as liability for related damages to natural resources.  In addition, we may discover new facts or conditions that may change our expectations or be faced with changes in environmental laws or their enforcement that would increase our liabilities.  Furthermore, our costs of complying with current and future environmental and health and safety laws, or our liabilities arising from past or future releases of, or exposure to, regulated materials, may have a material adverse effect on our business, financial condition and results of operations.

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

Our majority stockholders have the ability to control significant corporate activities, which may result in the Company taking actions that other stockholders did not approve and may reduce the trading price of our stock or trigger a change in control under our Senior Credit Facility.

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital), own approximately 37% and 22% of our common stock, respectively, as of December 31, 2019.  As a result of their ownership, the Tricor Funds, so long as they collectively hold a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision‑making with respect to our business direction and policies.  Matters over which the Tricor Funds, directly or indirectly, exercise control include:

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

In addition, if Tricor Funds were to sell or otherwise dispose of more than 25% of our outstanding common stock, or otherwise cease to own at least 30% of our outstanding common stock, other than by means of distributing our common stock to the participants in Tricor Funds, a “change of control” event of default would occur under the terms of our Senior Credit Facility.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Information regarding each of our facilities, which may include multiple leases at each location, is set forth below.

		Square	Owned/
Location	Operations	Footage	Leased
Littleton, Colorado (Corporate)	Corporate facility	12,000	Leased
Littleton, Colorado (Centennial)	Financial Payment Card production	65,000	Leased
Roseville, Minnesota	Financial Payment Card production, card personalization, card packaging services, fulfillment	200,000	Leased
Fort Wayne, Indiana	Financial Payment Card production	36,000	Leased
Nashville, Tennessee	Financial Payment Card personalization services, instant issuance, and fulfillment	71,000	Leased

Item 3.Legal Proceedings

Heckermann v. Montross et al., Case No. 1:17-CV-01673 (D. Del.) (the “Derivative Suit”)

On November 20, 2017, a purported Company stockholder filed a stockholder derivative complaint in the United States District Court for the District of Delaware (the “Court”) against certain of the Company’s former officers and current and former directors, along with the sponsors of the Company’s October 2015 initial public offering (“IPO”). The Company was also named as a nominal defendant. The derivative complaint asserted claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and sought, among other things, injunctive relief, damages and costs. It alleged false or misleading statements and omissions in the Registration Statement filed by the Company in connection with its IPO and subsequent public filings and statements. The derivative complaint also asserted claims for purported breaches of fiduciary duties, unjust enrichment, mismanagement and waste of corporate assets.

On December 18, 2019, the parties filed a Stipulation and Agreement of Settlement to resolve and dismiss the Derivative Suit, and on January 2, 2020, the Court granted preliminary approval of the settlement set forth therein. Under the settlement, (i) all claims that were or could have been asserted in the Derivative Suit will be resolved and discharged, (ii) the Company will implement certain corporate governance reforms, and (iii) the Company’s insurer will pay fees and expenses awarded to the plaintiff’s counsel in the amount of $0.3 million and a service award to the plaintiff of a nominal amount. The Court will hold a hearing on April 1, 2020 to, among other things, approve the settlement.

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al.

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

In June 2017, MPS filed an Inter Partes Review (“IPR”) petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”) to review the patent at issue in the patent infringement suit. The PTAB instituted the IPR on January 9, 2018. The PTAB entered its final written decision on January 4, 2019, determining that all of the claims in the patent are unpatentable. The Company filed an appeal of this decision to the federal circuit court on March 1, 2019, and a hearing regarding the Company’s appeal was held on March 3, 2020. The federal circuit court has not yet issued its decision regarding the Company’s appeal. The patent infringement suit is administratively dismissed pending the final determination of the patent validity.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock was listed on the NASDAQ and the TSX during 2019, and is currently traded on OTCQX Best Market and the TSX under the symbol “PMTS”.  In January 2020, our common stock was suspended from the NASDAQ and began being quoted on the OTCQX.  Any over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Holders

There were seven stockholders of record as of February 17, 2020. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Issuer Purchases of Equity Securities

There were no shares repurchased during the years ended December 31, 2019, and 2018.

Item 6.Selected Financial Data

Not required due to smaller reporting company status

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

Company Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States) and Interac (in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We have established a leading position in the Financial Payment Card market through more than 20 years of experience. Our customers include leading national and regional banks, independent community banks, credit unions, managers of prepaid debit programs, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) and card processors. We serve a diverse set of over 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States, and the largest U.S. Prepaid Debit

Card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

We serve our customers through a network of production and card services facilities, including high-security facilities in the United States which are audited for compliance by one or more of the Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council. This leading network of high-security production facilities allows us optimize our solutions offerings and to serve the needs of our diverse customer base.

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

Our business consists of the following reportable segments: U.S. Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States, and U.S. Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card program managers primarily in the United States.  Businesses not considered part of these segments are considered “Other” and included our operations in Canada prior to the sale and disposition of our Canadian operations and corporate expenses.

In the fourth quarter of 2018, we entered into a definitive agreement to sell our Canadian subsidiary. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to our operations in the U.S. or to other service providers in 2019. The transaction closed on April 1, 2019, and we received cash proceeds of $1.5 million.  After the payment of liabilities and transaction costs, including employee termination costs, the majority of which were expensed in 2018, the sale did not have a significant impact on cash, and no significant loss on sale.  The Canadian subsidiary was not a significant operating segment and the results of this business through the transaction closing date have been presented as part of the Other reportable segment.

On August 3, 2018, we completed the sale of our three facilities in the United Kingdom that produce retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provide personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The transaction was structured as a sale of all of the outstanding shares of CPI Card Group – UK Limited, for total consideration of approximately $4.5 million. During the third quarter 2018, the Company received net cash proceeds of $0.3 million after the repayment of liabilities associated with the United Kingdom facilities, excluding tax benefits related to the structure of the sale.  In connection with the substantial liquidation of the Company’s U.K Limited segment in the third quarter of 2018, we released the related foreign currency cumulative translation adjustment of $4.0 million from accumulated other comprehensive loss into loss from discontinued operations. U.K. Limited incurred a pre-tax loss from operations of $15.4 million for the year ended December 31, 2018, due to the softness in our U.K. Limited retail sector and a decline in sales relating to certain customers. Additionally, we recorded the following charges during the year ended December 31, 2018: impairment charges of $7.6 million associated with goodwill and customer relationship intangible assets, and a $7.2 million loss on the sale.  The major line items constituting the net loss of the discontinued operation were as follows:

	For the year ended
	December 31,
	2019	2018
Total net sales	$—	$10,741
Total cost of sales	—	10,222
Selling, general and administrative	142	4,336
Impairments	—	7,615
Other expense (income), net	—	4,006
Pretax loss from discontinued operation	(142)	(15,438)
Pretax loss on sale of discontinued operation	—	(7,248)
Total pretax loss on discontinued operation	(142)	(22,686)
Income tax benefit	18	23
Net loss from discontinued operation	$(124)	$(22,663)

In 2018, the Company made the decision to consolidate three personalization operations in the United States into two facilities to better enable the Company to optimize operations and achieve market-leading quality and service with a cost-competitive business model. In conjunction with this decision, the Company accelerated the depreciation of certain related assets, which totaled $2.4 million for the year ended December 31, 2018.  The Company recorded severance charges of $0.6 million, and recorded lease termination charges of $0.5 million in during the year ended December 31, 2018. The charges were recorded in the U.S. Debit and Credit segment and were included in “Cost of Sales” and “Selling, General, and Administrative Expenses” on the Statement of Operations

2019 Summary of Financial Performance

Information below is described on a continuing operations basis.  During the year ended December 31, 2019, net sales increased 8.7 % from 2018, to $278.1 million, and we recorded income from operations of $25.5 million compared to net sales of $255.8 million and income from operations of $4.6 million during 2018.  The operating income margin for the year ended December 31, 2019 was 9.2%, an increase from operating income margin of 1.8% in 2018.  During the year ended December 31, 2019, we received $6.0 million cash related to a litigation settlement, which was recorded as a reduction to net operating expenses in the Other segment.  For the year ended December 31, 2019, we recorded net loss from continuing operations of $4.3 million, compared to net loss of $14.8 million in 2018, an improvement of $10.5 million.

Cash provided by operating activities from continuing operations for the year ended December 31, 2019 was $3.0 million, representing a decrease of $4.1 million compared to $7.1 million during the prior year period.

Segment Overview

Our business consists of the following reportable segments:

•	U.S. Debit and Credit,
•	U.S. Prepaid Debit, and
•	Other.

U.S. Debit and Credit Segment

Our U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact, contactless, and dual-interface cards, CPI MetalsTM, a premium metal card and Second WaveTM payment cards featuring a core made with recovered ocean-bound plastic.  We also sell instant card issuance solutions, and Private Label Credit Cards that are not issued on the networks of the Payment Cards Brands. We provide CPI On-Demand services, where we produce images, personalized payment cards, and related collateral on a one-by-one, on demand basis for our customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The U.S. Debit and Credit segment operations are each audited for compliance by multiple Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council.

U.S. Prepaid Debit Segment

Our U.S. Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The U.S. Prepaid Debit segment operation is audited for compliance by multiple Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council.

Other

Our Other segment includes corporate expenses and a less significant operation that generated sales from the production of Financial Payment Cards and retail gift cards, and card personalization and fulfillment services in Canada, prior to its sale. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as those business customers of the Canadian subsidiary migrated to the Company’s operations in the U.S. or to other service providers in 2019.

Key Components of Results of Operations

Set forth below is a brief description of key line items of our consolidated statements of operations and comprehensive loss.  All line items below are described on a continuing operations basis.

Net Sales

Net sales reflect our revenue generated from the sale of products and services. Product net sales include the design and production of EMV and non-EMV Financial Payment Cards, including contact, contactless, and dual-interface cards, CPI Metals     and Second Wave ROBP.  We also generate product revenue from the sale of our Card@Once instant issuance equipment and supplies, Private Label Credit Cards and retail gift cards. Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, including CPI On-Demand services, tamper-evident security packaging, fulfillment services and software as a service personalization of instant issuance Financial Payment cards.  See Note 2, “Summary of Significant Accounting Policies” in Part II, Item 8, “Financial Statements and Supplementary Data” and “Critical Accounting Policies and Estimates—Revenue Recognition.” in this Annual Report on Form 10-K for further information and timing of revenue recognition for net sales.  We include gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

Cost of Sales

Cost of sales includes the direct and indirect costs of the products we sell and the services that we provide. Product costs include the cost of raw materials, including microchips in the case of EMV cards and, additionally, RFID assemblies in the case of contactless and dual-interface EMV cards, labor costs, material costs, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Product costs also include desktop card personalization terminals in the case of Card@Once. Services costs include the cost of labor and the potential rising costs associated with labor, raw materials in the case of tamper-evident security packaging, and equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, promotional activity and employee relations.

Gross Profit and Gross Margin

Gross profit consists of our net sales less our cost of sales. Gross margin is gross profit as a percentage of net sales. We include gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

Operating Expenses

Operating expenses are primarily comprised of selling, general and administrative expenses (“SG&A”) which generally consist of expenses for executive, finance, sales, marketing, legal, information technology, customer service, human resources, research and development, and administrative personnel, including payroll, benefits and stock-based compensation expense, bad debt expense and outside legal and other advisory fees, including consulting, accounting, and software related fees. Operating expense also includes depreciation and amortization expense, a cash litigation settlement gain received during the year ended December 31, 2019, and may include impairment charges on tangible and intangible assets, when necessary.

Income from Operations and Operating Margin

Income from operations consists of our gross profit less our operating expenses and impairments, if applicable. Operating margin is income from operations as a percentage of net sales.

Other Expense, net

Other expense, net consists primarily of interest expense and foreign currency losses.

Income tax (expense) benefit

Income tax (expense) benefit consists of our U.S. federal and state income taxes at statutory rates, including the impact of other items such as valuation allowances, tax credits, permanent items, and foreign taxes.

Net Loss from Continuing Operations

Net loss from continuing operations consists of our income from operations, less other expense, net, and income taxes.

Results of Operations

Year Ended December 31, 2019 Compared With Year Ended December 31, 2018

The table below presents our results of operations, on a continuing operations basis, for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Net sales:
Products	$143,941	$125,069	$18,872	15.1%
Services	134,132	130,745	3,387	2.6%
Total net sales	278,073	255,814	22,259	8.7%
Cost of sales	186,754	177,224	9,530	5.4%
Gross profit	91,319	78,590	12,729	16.2%
Selling, general and administrative (including depreciation and amortization)	71,775	74,002	(2,227)	(3.0)%
Litigation settlement gain	(6,000)	—	(6,000)	*
Income from operations	25,544	4,588	20,956	456.8%
Other expense, net:
Interest, net	(24,891)	(23,431)	(1,460)	6.2%
Foreign exchange loss	(1,327)	(311)	(1,016)	*
Other income (loss)	(4)	16	(20)	(125.0)%
Loss before income taxes	(678)	(19,138)	18,460	96.5%
Income tax benefit (expense)	(3,652)	4,339	(7,991)	*
Net loss from continuing operations	$(4,330)	$(14,799)	$10,469	70.7%
* Not meaningful

Net Sales

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Net sales by segment:
U.S. Debit and Credit	$213,141	$178,597	$34,544	19.3%
U.S. Prepaid Debit	64,330	69,199	(4,869)	(7.0)%
Other	1,679	9,891	(8,212)	(83.0)%
Eliminations	(1,077)	(1,873)	796	*
Total	$278,073	$255,814	$22,259	8.7%
* Not meaningful

Net sales for the year ended December 31, 2019, increased $22.3 million, or 8.7%, to $278.1 million compared to $255.8 million for the year ended December 31, 2018.

U.S. Debit and Credit:

Net sales for U.S. Debit and Credit for the year ended December 31, 2019, increased $34.5 million, or 19.3%, to $213.1 million compared to $178.6 million for the year ended December 31, 2018. The net sales increase was primarily due to higher volumes of dual-interface EMV cards, including our Second Wave cards featuring a core made with recovered ocean bound plastics, and higher card personalization and fulfillment sales including increased net sales from our Card@Once instant issuance solution. Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher average selling price.

U.S. Prepaid Debit:

Net sales for U.S. Prepaid Debit for the year ended December 31, 2019, decreased $4.9 million, or 7.0%, to $64.3 million, compared to $69.2 million for the year ended December 31, 2018. The decrease was the result of lower sales volumes from our existing customer base, primarily during the fourth quarter of 2019 compared to the prior year comparable period in 2018.  The full year 2018 benefited from higher sales volumes from our existing customer base along with new portfolio wins that did not recur in 2019.

Other:

For the year ended December 31, 2019, Other net sales were $1.7 million.  During the year ended December 31, 2018, sales in the Other segment were $9.9 million.  The Canada subsidiary was disposed on April 1, 2019, and accordingly, our Other segment 2019 results include only the first quarter of net sales for Canada.

Eliminations:

This includes the elimination of intercompany sales between segments in the consolidation of our financial statements. The decrease in eliminations for the year ended December 31, 2019 compared to the year ended December 31, 2018, is due to less sales between segments.

Gross Profit and Gross Margin

	Year Ended December 31,
		% of		% of
	2019	net sales	2018	net sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
U.S. Debit and Credit	$66,602	31.2%	$50,036	28.0%	$16,566	33.1%
U.S. Prepaid Debit	24,814	38.6%	26,422	38.2%	(1,608)	(6.1)%
Other	(97)	* %	2,132	21.6%	(2,229)	(104.5)%
Total	$91,319	32.8%	$78,590	30.7%	$12,729	16.2%

Gross profit for the year ended December 31, 2019 increased $12.7 million, or 16.2%, to $91.3 million compared to $78.6 million for the year ended December 31, 2018.

U.S. Debit and Credit

Gross profit for U.S. Debit and Credit segment for the year ended December 31, 2019 increased $16.6 million, or 33.1%, to $66.6 million compared to $50.0 million for the year ended December 31, 2018.  Gross profit margin increased from 28.0% in 2018 to 31.2% in 2019.  The increase in gross profit and gross profit margin was driven primarily by higher card personalization and fulfillment sales, and efficiencies gained from the consolidation of our personalization operations from three facilities to two facilities in the prior year.  In addition, increased sales volumes from our dual-interface EMV cards improved our gross profit in 2019 compared to the prior year.  Partially offsetting the gross profit margin increases were higher card manufacturing material costs driven primarily by a mix of certain products when compared to the prior year ended December 31, 2018.

U.S. Prepaid Debit

Gross profit for U.S. Prepaid Debit for the year ended December 31, 2019 decreased $1.6 million, or 6.1%, to $24.8 million compared to $26.4 million for the year ended December 31, 2018. The decrease in gross profit was attributed to lower sales volumes, primarily in the fourth quarter, and unfavorable cost absorption.  Gross profit margin increased from 38.2% in 2018 to 38.6% in 2019, due to favorable product mix, partially offset by unfavorable cost absorption from lower sales in 2019.

Other

Gross profit in Other decreased $2.2 million in 2019 compared to the prior year.  The decrease was a result of the disposition of our Canada subsidiary on April 1, 2019, and thereafter our Other segment did not include any operations contributing net sales or gross profit.

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
U.S. Debit and Credit	$30,604	$27,622	$2,982	10.8%
U.S. Prepaid Debit	4,431	4,494	(63)	(1.4)%
Other	36,740	41,886	(5,146)	(12.3)%
Other-litigation settlement	(6,000)	—	(6,000)	* %
Total	$65,775	$74,002	$(8,227)	(11.1)%

Operating expenses, net, decreased $8.2 million, or 11.1%, to $65.8 million compared to $74.0 million for the year ended December 31, 2018. The cash litigation settlement gain received during the year ended December 31, 2019 contributed $6.0 million to the decrease in operating expenses, along with a decrease in the Other segment of $5.1 million compared to the prior year 2018.  These decreases were partially offset by an increase in the U.S. Debit and Credit segment operating expenses.

U.S. Debit and Credit

U.S. Debit and Credit operating expenses increased $3.0 million to $30.6 million for the year ended December 31, 2019 compared to $27.6 million for the year ended December 31, 2018, due to increased selling and compensation costs. This increase was partially offset by the impact of charges relating to the consolidation of our personalization operations from three facilities to two facilities in 2018.

U.S. Prepaid Debit

U.S. Prepaid Debit operating expenses were essentially flat for the year ended December 31, 2019 when compared to the year ended December 31, 2018 given the relatively fixed nature of these costs.

Other

Other operating expenses decreased $5.1 million, or 12.3%, to $36.7 million compared to $41.9 million for the year ended December 31, 2018.  Other operating expenses declined due to lower corporate costs, including legal and consulting fees,  and expense savings from the sale of our Canadian subsidiary for the year ended December 31, 2019. During the year ended December 31, 2019, we received $6.0 million cash related to a litigation settlement as described previously, which was recorded as a reduction to net operating expenses in the Other segment. With this reduction, Other operating expenses decreased $11.1 million to $30.7 million for the year ended December 31, 2019, when compared to the year ended December 31, 2018.

Income from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2019	net sales	2018	net sales	$ Change	% Change
	(dollars in thousands)
Income (loss) from operations by segment:
U.S. Debit and Credit	$35,982	16.9%	$22,414	12.6%	$13,568	60.5%
U.S. Prepaid Debit	20,383	31.7%	21,928	31.7%	(1,545)	(7.0)%
Other	(30,821)	* %	(39,754)	* %	8,933	(22.5)%
Total	$25,544	9.2%	$4,588	1.8%	$20,956	456.8%
* Not meaningful

During the year ended December 31, 2019 we had income from operations of $25.5 million compared to income from operations of $4.6 million for the year ended December 31, 2018.  The Company’s operating profit margin for the year ended December 31, 2019, increased to 9.2% compared to an operating profit margin of 1.8% for the year ended December 31, 2018.  In 2019, we received $6.0 million cash for a litigation settlement gain which was recorded through income from operations within the Other segment.

U.S. Debit and Credit

Income from operations for U.S. Debit and Credit for the year ended December 31, 2019 increased $13.6 million to $36.0 million compared to $22.4 million for the year ended December 31, 2018.  The increase in income from operations was driven by higher card personalization and fulfillment sales including Card@Once, efficiencies gained from the consolidation of our personalization operations, and increased sales volumes from dual-interface EMV card manufacturing. The impact of these improvements to income from operations were partially offset by higher card manufacturing material costs driven primarily by a mix of certain products, and higher operating expenses. Operating margins for the year ended December 31, 2019, increased to 16.9% compared to 12.6% for the year ended December 31, 2018, due to higher card personalization and fulfillment sales and efficiencies, and higher card manufacturing net sales and operating leverage.

U.S. Prepaid Debit

Income from operations for U.S. Prepaid Debit for the year ended December 31, 2019 decreased $1.5 million, or 7.0%, to $20.4 million compared to $21.9 million for the year ended December 31, 2018. The decrease in income from operations was attributed to lower sales volumes and unfavorable cost absorption. U.S. Prepaid Debit operating income margin for the year ended December 31, 2019 was consistent with 2018, due to favorable product mix offset by unfavorable cost absorption.

Other

The loss from operations in Other was $30.8 million for the year ended December 31, 2019, compared to a loss from operations of $39.8 million for the same time period in 2018. The 2019 loss benefited from the $6.0 million cash litigation settlement gain during the year ended December 31, 2019, in addition to lower corporate expenses and lower expenses due to the sale of our Canadian subsidiary.

Interest, net

Interest expense for the year ended December 31, 2019, increased $1.5 million to $24.9 million compared to $23.4 million for the year ended December 31, 2018. The additional interest expense resulted primarily from a higher average interest rate on the First Lien Term Loan during the first half of the year ended December 31, 2019.

Income tax expense/ benefit

During the year ended December 31, 2019, we recorded income tax expense of $3.7 million on pre-tax loss of $0.7 million, representing an effective income tax rate of negative 538.6%.  Given the amount of pre-tax loss and our partial valuation allowance on certain U.S. deferred tax assets, the effective tax rate can be subject to significant variance from the federal U.S. statutory rate of 21%. For 2019, the effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to a partial valuation allowance of $3.2 million on certain U.S. deferred tax assets at an effective income tax rate impact of negative 474.7% for the year ended December 31, 2019.  The partial valuation allowance is due to the limitation on the deductibility of interest expense which is a provision of U.S. government tax reform legislation enacted in December 2017.  In addition, we have $2.3 million of tax benefits relating to certain elections in connection with the U.K. segment disposition.  Other items impacting the effective tax rate in 2019 include other permanent non-deductible items, and state and foreign income taxes.  During the year ended December 31, 2018, we recorded an income tax benefit of $4.3 million on pre-tax loss of $19.1 million, representing an effective tax rate of 22.7%. In the prior year, the effective tax rate differs from the federal U.S. statutory rate primarily due to tax benefits relating to the U.K., and partially offset by a valuation allowance due to a limitation on the deductibility of interest expense.

Net loss from continuing operations

Net loss from continuing operations for the year ended December 31, 2019 was $4.3 million, compared to net loss of $14.8 million for the year ended December 31, 2018.  The change was primarily due to the $6.0 million cash litigation settlement gain, higher net sales and gross profit, offset partially by higher interest expense and income tax expense in the year ended December 31, 2019.

Fourth Quarter

Our net sales increased 6.0% in the fourth quarter of 2019 compared to the fourth quarter of 2018.  Net sales for U.S. Debit and Credit increased 24.2% in the fourth quarter of 2019 compared to fourth quarter of 2018. The increase in net sales was primarily due to higher net sales volumes from dual-interface EMV cards, including Second Wave cards featuring a core made with recovered ocean bound plastic, and higher card personalization and fulfillment sales.

Net sales for our U.S. Prepaid Debit segment decreased $5.9 million, or 34.6%, to $11.2 million in the fourth quarter of 2019 compared to $17.1 million in the fourth quarter of 2018. The decrease was due to the timing of customer orders which resulted in lower sales volumes from our existing customer base compared to the prior year.

Selling, general and administrative (exclusive of depreciation and amortization) expenses decreased $3.3 million to $16.6 million in the fourth quarter of 2019 compared to $19.9 million in the fourth quarter 2018.  The decrease was driven by lower corporate costs, including lower legal costs, and expense savings as a result of the sale of our Canadian subsidiary.

During the fourth quarter of 2019 we earned income from operations of $3.9 million compared to a loss from operations of $0.4 million in the fourth quarter of 2018. The increase in income from operations was primarily due to higher card manufacturing net sales volumes and higher card personalization and fulfillment sales in our U.S. Debit and Credit segment. This increase was partially offset by lower net sales volumes and unfavorable cost absorption in our U.S. Prepaid segment during 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had $18.7 million of cash and cash equivalents. Of this amount, $0.4 million was held in accounts outside of the United States.

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

At December 31, 2019, there was $312.5 million outstanding under the First Lien Term Loan, and we had a $40.0 million Revolving Credit Facility, of which $20.0 million was available for borrowing.  As of December 31, 2019, there were no borrowings outstanding on the Revolving Credit Facility.  The First Lien Term Loan matures on August 17, 2022. The Company entered into the Senior Credit Facility on March 6, 2020, and the Revolving Credit Facility was terminated concurrently on March 6, 2020.  Refer to Item 8: Financial Statements and Supplementary Data, Note 19- Subsequent Events, and Item 9B: Other Information for further information regarding the $30 million Senior Credit Facility.  As of December 31, 2019, our net leverage ratio was 8.0 times adjusted EBITDA (as defined in the First Lien Term Loan).

Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%.  As of December 31, 2019, the interest rate on our First Lien Term Loan was 6.7%.  Total cash interest paid during 2019 was $23.0 million, an increase of $2.3 million compared to the prior year 2018.

The First Lien Term Loan contains customary covenants, including among other things, certain restrictions or limitations on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of our assets, and affiliate transactions. We may also be required to make repayments on the First Lien Term Loan in advance of the maturity date based on a calculation of excess cash flows, as defined in the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.  We did not have a required excess cash flow payment related to 2019, and we were in compliance with all covenants under the First Lien Credit Facility as of December 31, 2019.

Operating Activities – Continuing Operations

Cash provided by operating activities – continuing operations for the year ended December 31, 2019, was $3.0 million compared to cash provided of $7.1 million for the year ended December 31, 2018. The year over year fluctuation was due primarily to a cash usage of $10.4 million related to our investment in additional inventory to support the growth of our business.  We also had a cash usage in accrued expenses related primarily to employee performance incentive compensation earned in 2018 and paid in the first quarter of 2019. Offsetting these usages was an improvement in net loss from continuing operations of $10.5 million, including the $6.0 million cash received from the litigation settlement, and cash inflows from collections of accounts receivable when compared to the prior year.  For the year ended December 31, 2019, cash interest paid was $23.0 million, which was higher than the prior year comparable period by $2.3 million.  Cash inflows from tax refunds, net, of $0.7 million were received during the year ended December 31, 2018, compared to cash payments of $0.8 million in 2019.

Investing Activities – Continuing Operations

Cash used in investing activities – continuing operations for the year ended December 31, 2019 was $2.6 million, compared to a usage of $5.6 million during the year ended December 31, 2018. Cash used in investing activities – continuing operations, was related to capital expenditures, including investments to support the growth of the business, such as machinery and equipment, and information technology equipment, and was $4.2 million and $5.6 million for the years ended December 31, 2019 and 2018, respectively.  Partially offsetting the capital expenditure outflows, we received cash of $1.5 million for the sale of our Canadian subsidiary in the second quarter of 2019.  As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $6.4 million, and $1.8 million during the year ended December 31, 2019, and 2018, respectively.

Financing Activities – Continuing Operations

During the year ended December 31, 2019 and 2018, cash used in financing activities was $1.9 million and $0.5 million, respectively, and related to principal payments on finance lease obligations.  For working capital purposes, we borrowed and repaid $11.5 million on the Revolving Credit Facility for the year ended December 31, 2019, all occurring within the first and second quarter of 2019.  We had no borrowings or payments on the Revolving Credit Facility during the final six months of the year ended December 31, 2019, and had no balance outstanding as of December 31, 2019.

Working Capital

Our working capital as of December 31, 2019 was $52.4 million, compared to $43.2 million as of December 31, 2018.  During the year ended December 31, 2019, our cash balance decreased by $1.6 million, and our inventory balance increased $10.4 million to support the growth of the business, which was the primary driver of the increase in working capital.

Cyclical and Seasonal Nature of Business

Financial Payment Cards and Private Label Credit Cards are generally influenced by broader cyclical changes in the economy, with economic downturns resulting in decreases in the demand for our products and services. In particular, prolonged economic downturns typically have resulted in significant reductions in the demand for general purpose credit cards due to tightening credit conditions. Net sales are also influenced by Financial Payment Card renewal cycles and demand for new products, such as dual-interface cards.  Additionally, we historically have generated higher net sales in the third quarter of the year, as our sales of Prepaid Debit Card solutions are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and services in anticipation of the holiday season in the United States.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2019, and 2018.

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

We generally base our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in those fair value measurements include identifying business factors such as size, sales growth, profitability, risk and return on investment and assessing comparable net sales and earnings multiples.

Further, when measuring fair value based on discounted cash flows, we make assumptions about rates of increase in net sales, cost of sales and operating expenses, weighted average cost of capital, and rates of long term growth. We also consider our total invested capital adjusted for a control premium and other factors determined by management.  Valuations are performed by management or third party valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values used in impairment tests are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates. Changes to or a failure to achieve our projected business assumptions, including growth and profitability, could result in a valuation that would trigger an impairment of goodwill.

Goodwill is not amortized, but instead tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. For impairment evaluations, we first make a qualitative assessment with respect to goodwill. In 2017, we adopted ASU 2017-04,  Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in conjunction with our annual impairment testing effective October 1, 2017.  In accordance with ASU 2017-04,  an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. We completed our annual goodwill impairment testing as of October 1, 2019, which resulted in no impairment charge.

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

Goodwill is allocated to our reporting units at the date the goodwill is initially recorded. Once goodwill has been allocated to a reporting unit, it no longer retains its identification with a particular acquisition and becomes identified with that reporting unit.  If our operating segments are modified or changed based on our Chief Operating Decision Maker’s (“CODM”) review of financial information and allocation of resources, we may be required to allocate goodwill on a relative fair value to the new reporting units.  As of December 31, 2019, all of our goodwill is included within reporting units in our U.S. Debit and Credit segment.

Refer to Note 7, “Goodwill and Other Intangible Assets” and Note 8 “Fair Value of Financial Instruments” in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for certain additional information on goodwill and intangible asset impairments and for further definition of valuation inputs.

Long-lived assets, such as plant and equipment, and amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Plant, equipment, and leasehold improvements are recorded at cost. Accumulated depreciation is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally 3 to 10 years for equipment, furniture, and leasehold improvements) or, when applicable, the lease term. Maintenance and repairs that do not extend the useful life of the respective assets are charged to expense as incurred. If circumstances require that a long-lived asset or asset group be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by that long-lived asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying amount exceeds its fair value.  There were no material long-lived asset impairments recorded for the years ended December 31, 2019 and 2018, relating to the continuing operations of the Company.

Future changes in our assumptions or the interrelationship of those assumptions may negatively impact future valuations. In future measurements of fair value, adverse changes in assumptions could result in an impairment of goodwill or long-lived assets that would require a non-cash charge to the consolidated statements of operations and may have a material effect on our balance sheet and operating results.

Revenue Recognition

Products Net Sales: “Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and billed, we estimate net sales by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are manufactured Financial Payment Cards, including contact-EMV, Dual-Interface EMV, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping.

Services Net Sales:  Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and software-as-a-service personalization of instant issuance debit cards. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

Customer Contracts:  The Company generally enters into master purchase or service agreements that govern the general terms and conditions of our commercial relationships with customers. We then enter into a purchase order or other short-term arrangements that define the quantities of products to be delivered or services rendered, and other terms specific to the order as appropriate. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services. Usually, our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis. The contract term is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

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

Income Taxes

We record income tax expense using the liability method for taxes and are subject to income tax in many jurisdictions, including the United States, various states and localities, the United Kingdom, and historically in Canada. A current tax asset or liability is recognized for the estimated taxes refundable or payable on the tax returns for the current year and a deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. In evaluating our ability to realize our deferred tax asset, we considered the following sources of future taxable income:

•	future reversals of existing taxable temporary differences;
•	future taxable income, exclusive of reversing temporary differences and carryforwards;
•	taxable income in prior carryback years; and

•	tax-planning strategies.

Our evaluation regarding whether a valuation allowance is required or should be adjusted also considers, among other things, the nature, frequency and severity of recent losses, forecasts of future profitability and the duration of statutory carryforward periods. After conducting this assessment, the valuation allowance recorded, net of federal benefit, against our deferred tax assets was $5.6 and $6.8 million as of December 31, 2019 and December 31, 2018, respectively. If actual results differ from estimated results, or if we adjust these assumptions in the future, we may need to adjust our deferred tax assets or liabilities, which could impact our effective tax rate.

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

Leases

We recorded lease liabilities and right-to-use assets as the present value of future minimum lease payments using a discount rate that is either implicit in the lease or our incremental borrowing rate. If not implicit in the lease, we estimate our incremental borrowing rate by using market data from companies similar to us, having publically traded debt instruments and similar credit ratings. Our estimated incremental borrowing rate utilizes judgements, including selection of comparable companies, our credit risk, sensitivity analysis and certain other valuation estimates. We also use judgement in determining whether a contract contains a lease.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

The Company adopted the new guidance on the effective date of January 1, 2019 and used the adoption date as the date of initial application as allowed under ASC 842. Consequently, historical financial information has not been updated and the disclosures required under the new standard have not been provided for dates and periods before January 1, 2019.

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

Right-to-use (“ROU’) represents the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. If applicable, the Company used the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.

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

As a result of the adoption of ASC 842 the Company recorded $8.0 million of operating ROU assets, and corresponding operating lease liabilities of $8.8 million on January 1, 2019, relating to existing real estate operating leases.

As of January 1, 2018, we adopted ASC 606, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 also requires an entity to disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASC 606 using the modified retrospective method and recognized the cumulative effect of adoption as an adjustment to the opening balance of “Accumulated loss” on the Consolidated Balance Sheet 2018. Under the new guidance, we recognize certain performance obligations over time as the goods are produced, since those products provide value to only a specified customer, have no alternative use, and we have the right to payment for work completed on such items. This accelerates the timing of revenue recognition for these arrangements, as revenue is recognized as goods are produced rather than upon shipment or delivery of goods. In addition, as a result of adopting the new guidance, we have recorded decreases to deferred revenue, and inventory work in process, and an increase to accounts receivable.

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

42

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CPI Card Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Denver, Colorado
March 6, 2020

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Shares and Per Share Amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,682	$20,291
Accounts receivable, net of allowances of $395 and $211, respectively	42,832	43,794
Inventories	20,192	9,827
Prepaid expenses and other current assets	6,345	4,997
Income taxes receivable	4,164	5,564
Total current assets	92,215	84,473
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	42,088	39,110
Intangible assets, net	30,802	35,437
Goodwill	47,150	47,150
Other assets	1,232	1,034
Total assets	$213,487	$207,204
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$16,482	$16,511
Accrued expenses	22,820	23,853
Deferred revenue and customer deposits	468	912
Total current liabilities	39,770	41,276
Long-term debt	307,778	305,818
Deferred income taxes	6,896	5,749
Other long-term liabilities	11,478	3,937
Total liabilities	365,922	356,780
Commitments and contingencies (Note 14)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 11,224,191 shares issued and outstanding and 11,160,377 shares issued and outstanding at December 31, 2019 and 2018, respectively	11	11
Capital deficiency	(111,988)	(112,223)
Accumulated loss	(40,458)	(36,004)
Accumulated other comprehensive loss	—	(1,360)
Total stockholders’ deficit	(152,435)	(149,576)
Total liabilities and stockholders' deficit	$213,487	$207,204

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Dollars in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2019	2018
Net sales:
Products	$143,941	$125,069
Services	134,132	130,745
Total net sales	278,073	255,814
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	94,889	82,110
Services (exclusive of depreciation and amortization shown below)	80,894	82,697
Depreciation and amortization	10,971	12,417
Total cost of sales	186,754	177,224
Gross profit	91,319	78,590
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	65,744	68,014
Depreciation and amortization	6,031	5,988
Litigation settlement gain	(6,000)	—
Total operating expenses, net	65,775	74,002
Income from operations	25,544	4,588
Other expense, net:
Interest, net	(24,891)	(23,431)
Foreign currency loss	(1,327)	(311)
Other income (expense), net	(4)	16
Total other expense, net	(26,222)	(23,726)
Loss before income taxes	(678)	(19,138)
Income tax (expense) benefit	(3,652)	4,339
Net loss from continuing operations	(4,330)	(14,799)
Net loss from discontinued operation, net of taxes	(124)	(22,663)
Net loss	$(4,454)	$(37,462)

Basic and diluted loss per share:
Continuing operations	$(0.39)	$(1.33)
Discontinued operation	(0.01)	(2.03)
	$(0.40)	$(3.36)

Basic and diluted weighted-average shares outstanding	11,196,710	11,149,554

Comprehensive loss
Net loss	(4,454)	(37,462)
Reclassification adjustment to foreign currency loss	1,329	—
Other comprehensive loss from discontinued operations	—	3,983
Currency translation adjustment	31	(205)
Total comprehensive loss	$(3,094)	$(33,684)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Except Share Amounts)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive	Stockholders
	Shares(1)	Amount(1)	deficiency	loss	loss	Deficit
December 31, 2017	11,134,714	$11	$(113,081)	$(1,366)	$(5,138)	$(119,574)
Adoption of ASC 606	—	—	—	2,824	—	2,824
Shares issued under stock-based compensation plans	25,663	—	—	—	—	—
Stock-based compensation	—	—	858	—	—	858
Components of comprehensive (loss) income:
Net loss	—	—	—	(37,462)	—	(37,462)
Other comprehensive loss from discontinued operations	—	—	—	—	3,983	3,983
Currency translation adjustment	—	—	—	—	(205)	(205)
December 31, 2018	11,160,377	$11	$(112,223)	$(36,004)	$(1,360)	$(149,576)
Shares issued under stock-based compensation plans	63,814	—	—	—	—	—
Stock-based compensation	—	—	235	—	—	235
Components of comprehensive (loss) income:
Net loss	—	—	—	(4,454)	—	(4,454)
Reclassification adjustment to foreign currency loss	—	—	—	—	1,329	1,329
Currency translation adjustment	—	—	—	—	31	31
December 31, 2019	11,224,191	$11	$(111,988)	$(40,458)	$—	$(152,435)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net loss	$(4,454)	$(37,462)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	124	22,663
Depreciation and amortization expense	17,002	18,405
Stock-based compensation expense	250	961
Amortization of debt issuance costs and debt discount	1,960	1,949
Deferred income tax	1,147	(6,897)
Reclassification adjustment to foreign currency loss	1,329	—
Other, net	146	302
Changes in operating assets and liabilities:
Accounts receivable	(688)	(5,523)
Inventories	(10,410)	(1,998)
Prepaid expenses and other assets	(1,328)	(2,108)
Income taxes	1,369	2,644
Accounts payable	1,127	2,411
Accrued expenses	(4,395)	10,436
Deferred revenue and customer deposits	(446)	632
Other liabilities	232	655
Cash provided by operating activities - continuing operations	2,965	7,070
Cash used in operating activities -discontinued operations	(124)	(3,550)
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(4,175)	(5,634)
Cash received from sale of Canadian subsidiary	1,451	—
Other	150	—
Cash used in investing activities - continuing operations	(2,574)	(5,634)
Cash used in investing activities - discontinued operations	—	(220)
Financing activities
Proceeds from revolving credit facility	11,500	—
Principal payment on revolving credit facility	(11,500)	—
Payments on financing leases	(1,926)	(519)
Cash used in financing activities	(1,926)	(519)
Effect of exchange rates on cash	50	(61)
Net decrease in cash and cash equivalents:	(1,609)	(2,914)
Cash and cash equivalents, beginning of period	20,291	23,205
Cash and cash equivalents, end of period	$18,682	$20,291
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$23,036	$20,703
Income tax (refunds) payments, net	$780	$(657)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$8,533	$—
Financing leases	$6,438	$1,812
Accounts payable and accrued expenses for acquisitions of plant, equipment and leasehold improvements	$308	$1,339

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

As a producer and provider of services for Financial Payment Cards, each of the Company’s secure facilities must be compliant and registered with one or more of the Payment Card Brands and is therefore subject to specific requirements and conditions. Noncompliance with these requirements would prohibit the individual facilities of the Company from producing Financial Payment Cards for these entities’ payment card issuers.

In the fourth quarter of 2018, the Company entered into a definitive agreement to sell the Canadian subsidiary. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to the Company’s operations in the U.S. or to other service providers in 2019. The transaction closed on April 1, 2019, and the Company received cash proceeds of $1,451.  After the payment of liabilities and transaction costs, including employee termination costs, the sale did not have a significant impact on cash, and no significant loss on sale.  In connection with the disposition of the foreign entity, the Company released the related cumulative translation adjustment from “Accumulated Other Comprehensive Loss” on the Balance Sheet into income from continuing operations during the year ended December 31, 2019. This adjustment was $1,329 and is included in “Foreign Currency Loss” on the Statement of Operations.  The Canadian subsidiary was not a significant operating segment and was part of the Other reportable segment

On August 3, 2018, the Company completed the sale of the U.K. Limited segment. The historical financial position, results of operations, and cash flows for the U.K. segment have been restated for all periods to conform with discontinued operations presentation. Unless otherwise indicated, financial information within this document relates to continuing operations.

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

U.S. Debit and Credit Segment

The U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact, contactless, and dual-interface cards, CPI MetalsTM, a premium metal card and Second WaveTM payment cards featuring a core made with recovered ocean-bound plastic.  The Company also sells instant card issuance solutions, and Private Label Credit Cards that are not issued on the networks of the Payment Cards Brands. The Company provides CPI On-Demand services, and produces images, personalized payment cards, and related collateral on a one-by-one, on demand basis for its customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance solutions. The U.S. Debit and Credit segment operations are each audited for compliance by multiple Payment Card Brands. Many customers require the Company to comply with the standards of the PCI Security Standards Council.

U.S. Prepaid Debit Segment

The U.S. Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The U.S. Prepaid Debit segment operation is audited for compliance by multiple Payment Card Brands. Many customers require the Company to comply with the standards of the PCI Security Standards Council.

Other

The Other segment includes corporate expenses and a less significant operation that generated sales from the production of Financial Payment Cards and retail gift cards, and card personalization and fulfillment services in Canada, prior to its sale. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as those business customers of the Canadian subsidiary migrated to the Company’s operations in the U.S. or to other service providers in 2019.

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

	December 31, 2019	December 31, 2018
Trade accounts receivable	$39,004	$36,428
Unbilled accounts receivable	4,223	7,577
	43,227	44,005
Less allowance for doubtful accounts	(395)	(211)
	$42,832	$43,794

The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it is determined collection will not occur. The allowance for bad debt activity for the years ended December 31, 2019 and 2018 is summarized as follows:

Balance as of December 31, 2017	$48
Bad debt expense	169
Write-off of uncollectible accounts	(6)
Balance as of December 31, 2018	$211
Bad debt expense	228
Write-off of uncollectible accounts	(37)
Currency translation adjustments	(7)
Balance as of December 31, 2019	$395

The increase in bad debt expense during 2019 primarily relates to reserves established for outstanding receivables from the Company’s Canadian operations that were disposed on April 1, 2019.

For the year ended December 31, 2019 one customer represented 18% of the Company’s consolidated net sales. For the year ended December 31, 2018 one customer represented 19% of the Company’s consolidated net sales.

Inventories

Inventories consist of raw materials, and finished goods and are measured at the lower of cost or net realizable value (determined on the first-in, first-out, specific identification or weighted-average method basis). Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Finished goods inventory represents primarily stock cards and Card@Once printers.  The stock cards are ready to be personalized as customer orders are received.

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

Goodwill and Intangible Assets

 Goodwill is not amortized, but instead is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. For impairment evaluations, the Company first makes a qualitative assessment with respect to goodwill. During 2017, the Company early adopted ASU 2017-04,  Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”) in conjunction with its annual impairment testing effective October 1, 2017. In accordance with ASU 2017-04,  an entity should perform its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.

During the year-ended December 31, 2019, the Company’s reporting units for goodwill impairment testing changed, based on the Company’s chief operating decision maker’s review of financial information and allocation of resources. As a result of this change in reporting units for goodwill impairment testing, the Company allocated goodwill, on a relative fair value, to the new reporting units.  All of the Company’s goodwill is included in the U.S. Debit and Credit segment.

The Company generally bases its measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: its weighted average cost of capital; discrete and long-term rate of growth and profitability of the reporting unit's business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to publicly traded companies in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

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

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to ASC 718, Share-Based Payments. All stock-based compensation to employees is required to be measured at fair value and expensed over the requisite service period. The Company accounts for forfeitures as they occur and reverses previously recognized expense for the unvested portion of the forfeited shares.  The Company recognizes compensation expense on awards on a straight-line basis over the vesting period for each tranche of an award. Refer to Note 16 “Stock Based Compensation” for additional discussion regarding details of the Company's stock-based compensation plans.

Net Sales

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers, have no alternative use, and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” revenue are the design and production of Financial Payment Cards, including contact-EMV, Dual-Interface EMV®, metal, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

Services Net Sales

Revenue is recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and software as a service personalization of instant issuance debit cards. The Company also generates “Service” revenue usage-fees from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images. “Services” revenue is also generated from personalizing retail gift cards historically in Canada prior to disposition. As applicable, for work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

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

Use of Estimates

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require management to make assumptions and estimates relating to the reporting of assets and liabilities in its preparation of the Consolidated Financial Statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, leases, valuation allowances for inventories and deferred taxes, revenue recognized for work performed but not completed, and uncertain tax positions. Actual results could differ from those estimates.

Foreign Currency Translation

Financial statements of foreign subsidiaries that use local currencies as their functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each reporting period for net sales, expenses, gains and losses. Translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss in the accompanying consolidated financial statements. Subsequent to the sale of the UK Ltd. Segment and Canada, the Company has no significant foreign subsidiaries.

Foreign currency transaction gains and losses resulting from the process of re-measurement are recorded in “Foreign currency loss” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2019 and 2018 there were ($1,327) and ($311) of such foreign currency losses, respectively. During the year ended December 31, 2019, in connection with the sale of the Company’s Canada subsidiary, the Company released the related cumulative translation adjustment of $1,329 from “Accumulated Other Comprehensive Loss” on the Balance Sheet into net loss from continuing operations.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Right-of-use (“ROU’) represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. If applicable, the Company used the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives.

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

The components of operating and finance lease costs for the year ended December 31, 2019 were as follows:

Year Ended December 31, 2019
Total operating lease costs	$2,625

Finance lease cost:
Amortization of right-of-use assets	$886
Interest on lease liabilities	290
Total financing lease costs	$1,176

The following table reflects balances for operating leases and financing leases:

December 31, 2019
Operating leases
Operating lease right-of-use assets, net of amortization	$6,312

Operating lease liability (current)	$2,283
Long-term operating liability	5,067
Total operating lease liabilities	$7,350

Financing leases
Property, equipment and leasehold improvements	$8,256
Accumulated depreciation	(1,094)
Total financing leases in property, equipment and leasehold improvements, net	$7,162

Financing lease liability (current)	$2,211
Long-term financing liability	3,886
Total financing lease liabilities	$6,097

Finance and operating lease right-of-use assets are recorded in “Plant, equipment and leasehold improvements, net”. Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities”.

Components of lease expense were as follows:

December 31, 2019
Weighted Average Remaining Lease Term
Operating Leases	3.40
Financing Leases	2.86

Weighted Average Discount Rate
Operating Leases	8.94%
Financing Leases	9.28%

Future cash payments with respect to lease obligations as of December 31, 2019 were as follows:

	Operating	Financing
	Lease	Leases
Year Ending
2020	$2,854	$2,659
2021	2,646	2,043
2022	1,371	1,565
2023	1,097	676
2024	602	—
Total lease payments	8,570	6,943
Less imputed interest	(1,220)	(846)
Total	$7,350	$6,097

Future cash payments with respect to lease obligations as of December 31, 2018 were as follows:

	Operating	Capital
	Leases	Leases
2019	$2,927	$521
2020	2,771	474
2021	2,512	243
2022	1,243	256
2023	971	71
Thereafter	652	—
Total	$11,076	$1,565

Cash paid on operating leases was $1,973 during the year ended December 31, 2019.

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

Recently Issued Accounting Pronouncements

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

3. Net Sales

The Company disaggregates its net sales by major source as follows:

	For the year ended December 31, 2019
	Products	Services	Total
U.S. Debit and Credit	$144,541	$68,600	$213,141
U.S. Prepaid Debit	—	64,330	64,330
Other	396	1,283	1,679
Intersegment eliminations	(996)	(81)	(1,077)
Total	$143,941	$134,132	$278,073

	For the year ended December 31, 2018
	Products	Services	Total
U.S. Debit and Credit	$122,119	$56,478	$178,597
U.S. Prepaid Debit	—	69,199	69,199
Other	4,398	5,493	9,891
Intersegment eliminations	(1,448)	(425)	(1,873)
Total	$125,069	$130,745	$255,814

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” revenue are manufactured Financial Payment Cards, including in contact-EMV, Dual-Interface EMV, contactless and magnetic stripe cards, Second Wave, metal, private label credit cards and retail gift cards. Card@Once printers and consumables are also included in “Products” revenue, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

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

The major line items constituting the loss of the discontinued operation for the year ended December 31, 2019 and 2018 were as follows:

	For the year ended
	December 31,
	2019	2018
Total net sales	$—	$10,741
Total cost of sales	—	10,222
Selling, general and administrative	142	4,336
Impairments	—	7,615
Other expense (income), net	—	4,006
Pretax loss from discontinued operation	(142)	(15,438)
Pretax loss on sale of discontinued operation	—	(7,248)
Total pretax loss on discontinued operation	(142)	(22,686)
Income tax benefit	18	23
Net loss from discontinued operation	$(124)	$(22,663)

5. Inventories

Inventories are summarized below:

	December 31,
	2019	2018
Raw materials	$16,492	$8,235
Finished goods	5,047	2,991
Inventory reserve	(1,347)	(1,399)
	$20,192	$9,827

6. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consist of the following:

	December 31,
	2019	2018
Machinery and equipment	$52,212	$62,067
Machinery and equipment under financing leases	8,256	1,812
Furniture, fixtures and computer equipment	4,749	7,730
Leasehold improvements	14,905	19,651
Construction in progress	455	1,596
	80,577	92,856
Less accumulated depreciation and amortization	(44,801)	(53,746)
Operating lease right-of-use assets, net of accumulated amortization	6,312	—
	$42,088	$39,110

Amounts recorded for the depreciation of plant, equipment and leasehold improvements were $12,384 and $13,749 for the years ended December 31, 2019 and 2018, respectively.

There were no impairments of the Company’s plant, equipment, and leasehold improvement assets for the continuing operations of the Company for the years ended December 31, 2019 and 2018.

7. Goodwill and Other Intangible Assets

All of the Company’s $47,150 of goodwill is included in the U.S. Debit and Credit segment at December 31, 2019 and 2018.

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

The Company completed its goodwill impairment testing as of October 1, 2019, and no impairments were recognized as a result of this analysis.

CPI’s amortizable intangible assets consist of customer relationships, technology and software, and trademarks. Total intangible assets are being amortized over a weighted-average useful life of 15.7 years. Intangible amortization expense totaled $4,635 and $4,656 for the years ended December 31, 2019 and 2018, respectively.  During the year ended December 31, 2019 there were no impairments of the Company’s amortizable intangible assets.  The Company recorded an impairment charge of $1,249 to customer relationship intangible assets related to the U.K. Limited segment in the second quarter of 2018, which is reported in discontinued operations.

Intangible assets consist of the following:

		December 31, 2019			December 31, 2018
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	17.2	$55,454	(28,865)	$26,589	$55,454	$(25,587)	$29,867
Technology and software	8	7,101	(4,952)	2,149	7,101	(4,024)	3,077
Trademarks	8.7	3,330	(1,266)	2,064	3,330	(877)	2,453
Noncompete agreements	5	491	(491)	—	491	(451)	40
Intangible assets subject to amortization		$66,376	$(35,574)	$30,802	$66,376	$(30,939)	$35,437

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2019 is as follows:

2020	$4,595
2021	4,352
2022	3,867
2023	3,867
2024	3,530
Thereafter	10,591
$30,802

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

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Consolidated Balance Sheets are as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2019
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2019	2019	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$234,375	$—	$234,375	$—

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2018
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2018	2018	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$203,125	$—	$203,125	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 10, “Long-Term Debt and Credit Facility,” was based on bank quotes.

The carrying amounts for cash and cash equivalents approximate fair value due to their short maturities.

Nonrecurring fair value measurements include the Company’s goodwill and intangible asset impairments recognized during the year ended December 31, 2018, as determined based on unobservable Level 3 inputs.  Refer to Note 7, “Goodwill and Other Intangible Assets”, and Note 4, “Discontinued Operations”.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2019	December 31, 2018

Accrued payroll and related employee expenses	$3,954	$4,040
Accrued employee performance bonus	3,920	7,137
Accrued Interest	4,951	5,058
Operating and financing lease liability (current portion)	4,494	521
Other	5,501	7,097
Total accrued expenses	$22,820	$23,853

10. Long-Term Debt and Credit Facility

Long-term debt consists of the following:

	Interest	December 31,	December 31,
	Rate	2019	2018
First Lien Term Loan (a)	6.71%	$312,500	$312,500
Unamortized discount		(1,770)	(2,448)
Unamortized deferred financing costs		(2,952)	(4,234)
Total long-term debt		307,778	305,818
Less current maturities		—	—
Long-term debt, net of current maturities		$307,778	$305,818
(a)	Interest rate on December 31, 2019

First Lien Credit Facility

On August 17, 2015, the Company entered into the first lien credit facility (the “First Lien Credit Facility”) with a syndicate of lenders providing for a  $435,000 first lien term loan (the “First Lien Term Loan”) and a $40,000 revolving credit facility (the “Revolving Credit Facility”). The First Lien Term Loan matures August 17, 2022 and the Revolving Credit Facility was terminated on March 6, 2020.

On March 6, 2020, the Company entered into a new $30,000 senior credit facility (the “Senior Credit Facility”),  which matures on May 17, 2022.  The Revolving Credit Facility was terminated concurrently with the closing of the new Senior Credit Facility on March 6, 2020.  Refer to Note 19- Subsequent Event for further information.

The Revolving Credit Facility was, and the First Lien Credit Facility is, secured by a first-priority security interest in substantially all of the Company's assets constituting equipment, inventory, receivables, cash and other tangible and intangible property.

Interest rates under the First Lien Term Loan are based, at the Company's election, on a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.50% or a base rate plus a margin of 3.50%. The interest rate as of December 31, 2019 was 6.71%.

The First Lien Term Loan contains customary nonfinancial covenants, including among other things, restrictions on indebtedness, issuance of liens, investments, dividends, redemptions and other distributions to equity holders, asset sales, certain mergers or consolidations, sales, transfers, leases or dispositions of substantially all of the Company's assets and affiliate transactions. The First Lien Credit Facility also contained a requirement that, as of the last day of any fiscal quarter, if the amount the Company has drawn under the Revolving Credit Facility was greater than 50% of the aggregate principal amount of all commitments of the lenders thereunder, then the Company must maintain a first lien net leverage not in excess of 7.0 times adjusted EBITDA, as defined in the agreement.  As of December 31, 2019, the Company was in compliance with all covenants under the First Lien Credit Facility.

The Revolving Credit Facility required, and the First Lien Term Loan also requires a  prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company did not have a required excess cash flow payment related to 2019.

In accordance with the terms of the First Lien Credit Facility, the Company repaid $112,500 of the First Lien Term Loan on October 15, 2015 in conjunction with the completion of its initial public offering, and an additional $10,000 during the fourth quarter of 2015.

As of December 31, 2019, the Company did not have any outstanding amounts under the Revolving Credit Facility, and had $19,950 available for borrowing. The interest rate on the Revolving Credit Facility was the Federal base rate plus 3.5%.  The Company had one outstanding letter of credit for $50 relating to the security deposit on a real property lease agreement under the terms of the Revolving Credit Facility. The Company paid a fee on outstanding letters of credit at the applicable margin, which was 4.5% as of December 31, 2019, in addition to a fronting fee of 0.125% per annum. In addition, the Company was required to pay an unused commitment fee ranging from 0.375% per annum to 0.50% per annum of the average unused portion of the revolving commitments. The Company accrued interest of $4,951 and $5,058 recorded within “Accrued expenses” on the Consolidated Balance Sheets as of December 31, 2019, and 2018, respectively.

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.

11. Income Taxes

Income tax (benefit) expense from continuing operations and effective income tax rates consist of the following:

	December 31,
	2019	2018
Current taxes:
Domestic	$2,490	$2,558
Foreign	15	—
	2,505	2,558
Deferred taxes:
Domestic	1,147	(6,897)
Foreign	—	—
	1,147	(6,897)
Income tax expense (benefit)	$3,652	$(4,339)
Loss before income taxes
Domestic income (loss)	$801	$(18,383)
Foreign	(1,479)	(755)
Total	$(678)	$(19,138)
Effective income tax rate	(538.6)%	22.7%

The effective income tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2019	2018
Tax at federal statutory rate	21.0%	21.0%
State income taxes	(114.8)	4.0
Foreign taxes	(51.9)	(0.1)
Tax benefit for U.K. sale	345.2	17.5
Valuation allowance	(474.7)	(13.5)
Unrecognized tax benefits	(34.5)	(4.8)
Tax credits	(108.4)	2.5
Deferred tax impact of enacted tax rate and law changes	—	(0.7)
Permanent items	(120.6)	(1.8)
Other	0.1	(1.4)
Effective income tax rate	(538.6)%	22.7%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Accrued expense	$2,426	$2,553
Net operating loss carryforward	1,216	5,589
Deferred financing costs	400	553
Stock compensation	892	861
Tax credit carryforward	17	1,118
Interest limitation	8,773	4,412
Lease liability	1,728	—
Other	669	927
Total gross deferred tax assets	16,121	16,013
Valuation allowance	(5,638)	(6,823)
Net deferred tax assets	10,483	9,190
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(5,505)	(3,851)
Intangible assets	(8,877)	(9,311)
Right-of-use assets	(1,486)	—
Prepaid expenses and other	(1,511)	(1,777)
Total gross deferred tax liabilities	(17,379)	(14,939)
Net deferred tax liabilities	$(6,896)	$(5,749)

The net change in the valuation allowance during the year ended December 31, 2019 was a decrease of $1,185. The overall decrease is comprised primarily of a decrease related to the sale of certain foreign subsidiaries and changes in facts and circumstances related to state research and development credits carried forward, partially offset by an increase due to the interest deduction limitation related to section 163(j) that is not expected to be fully realized.

For 2019, the effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to a partial valuation allowance on certain U.S. deferred tax assets.  The partial valuation allowance is due to the limitation on the deductibility of interest expense which is a provision of U.S. government tax reform legislation enacted in December 2017.  In addition, the Company recorded tax benefits relating to certain elections in connection with the U.K. segment disposition. Other items impacting the effective tax rate in 2019 include other permanent non-deductible items, and state and foreign income taxes.

The Company no longer has any substantial potential tax benefits associated with gross foreign operating loss carryforwards due to the sale of its Canadian subsidiary. The Company has potential tax benefits associated with $3,668 of gross domestic operating loss carryforwards as of December 31, 2019, which do not expire. The Company also has various state and local operating loss carryforwards which will expire at various dates from 2033 to 2038. The Company does expect to be able to utilize these losses prior to expiration.  The Company’s income tax receivable on the consolidated balance sheet as of December 31, 2019, and December 31, 2018, is primarily comprised of a U.S. federal income tax receivable relating to a prior tax year.

The Company has potential tax benefits associated with state research and development tax credit carryforwards as of December 31, 2019 of $108, which will expire in 2032. The Company expects to be able to recognize these credit carryforwards, and accordingly has not provided a valuation allowance for the tax benefit. Additionally, the Company does not have any potential tax benefits associated with federal research and development tax credit carryforwards as of December 31, 2019.

At December 31, 2019, no provision has been made for U.S. federal and state taxes on cumulative foreign earnings as there are no current or cumulative earnings of foreign operations. The Company recorded no current tax benefit in 2019 related to the sale of the Canadian operations.

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

Balance as of December 31, 2018	$2,044
Increase related to current year tax position	349
Decrease related to prior year tax position	(97)
Decrease related to settlements with tax authorities, net of federal benefit	(124)
Balance as of December 31, 2019	$2,172

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits for the year ended December 31, 2019 was $238, and was $221 for the year ended December 31, 2018.

The Company is generally subject to potential federal and state examinations for the tax years on and after December 31, 2014 for federal purposes and December 31, 2015 for state purposes. The Company is subject to examinations for its U.K. subsidiaries for tax years ended on and after December 31, 2018. The Company's Canadian subsidiary which was sold April 1, 2019, is subject to examination for tax years ended on and after December 31, 2016.

12. Stockholders’ Deficit

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

13. Loss per Share

Basic or diluted loss per share is computed by dividing net earnings or loss by the weighted-average number of ordinary shares outstanding during the period.

The following table sets forth the computation of basic and diluted loss per share:

	December 31,
	2019	2018
Numerator:
Net loss from continuing operations	$(4,330)	$(14,799)
Net loss from a discontinued operation, net of taxes	(124)	(22,663)
Net loss	$(4,454)	$(37,462)
Denominator:
Basic and diluted EPS—weighted average common shares outstanding	11,196,710	11,149,554
Basic and Diluted EPS:
Loss per share from continuing operations	$(0.39)	$(1.33)
Loss per share from discontinued operations, net of taxes	(0.01)	(2.03)
Loss per share	$(0.40)	$(3.36)

The potentially dilutive effect of 800,431 and 985,876 stock options and restricted stock units as of December 31, 2019 and 2018, respectively, has been excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

14. Commitments and Contingencies; Litigation Settlement

Commitments

Please see Note 2 Summary of Significant Accounting Polices for details on our future cash payments with respect to financing and operating leases

The Company has recorded the current portion of financing lease obligations in “Accrued expenses” and the long-term financing lease obligations in “Other long-term liabilities”, within the consolidated balance sheet as of December 31, 2019, and December 31, 2018.

The Company incurred rent expense under non-cancellable operating leases during the years ended December 31, 2019 and 2018, totaling $3,344 and $3,767, respectively.

During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2021 and 2024 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs.

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

Heckermann v. Montross et al., Case No. 1:17-CV-01673 (D. Del.) (the “Derivative Suit”)

On November 20, 2017, a purported Company stockholder filed a stockholder derivative complaint in the United States District Court for the District of Delaware (the “Court”) against certain of the Company’s former officers and current and former directors, along with the sponsors of the Company’s October 2015 initial public offering (“IPO”). The Company was also named as a nominal defendant. The derivative complaint asserted claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and sought, among other things, injunctive relief, damages and costs. It alleged false or misleading statements and omissions in the Registration Statement filed by the

Company in connection with its IPO and subsequent public filings and statements. The derivative complaint also asserted claims for purported breaches of fiduciary duties, unjust enrichment, mismanagement and waste of corporate assets.

On December 18, 2019, the parties filed a Stipulation and Agreement of Settlement to resolve and dismiss the Derivative Suit, and on January 2, 2020, the Court granted preliminary approval of the settlement set forth therein. Under the settlement, (i) all claims that were or could have been asserted in the Derivative Suit will be resolved and discharged, (ii) the Company will implement certain corporate governance reforms, and (iii) the Company’s insurer will pay fees and expenses awarded to the plaintiff’s counsel in the amount of $343 and a service award to the plaintiff of a nominal amount. The Court will hold a hearing on April 1, 2020 to, among other things, approve the settlement.  No liability has been recorded by the Company as of December 31, 2019, and December 31, 2018.

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

15. Employee Benefit Plan

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

The aggregate amounts charged to expense in connection with the plan were $1,359 and $1,235 for the years ended December 31, 2019 and 2018, respectively.

16. Stock Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 1,200,000 shares of common stock for issuance under the Omnibus Plan.  As of December 31, 2019, there were 278,199 shares available for grant under the Omnibus Plan.

The Company did not grant any awards of non-qualified stock options for the year ended December 31, 2019.  During the year ended December 31, 2018, the Company granted awards of non-qualified stock options for 159,755 shares of common stock. All stock option grants have a 10-year term, and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)

Outstanding as of December 31, 2018	910,627	$14.99
Forfeited	(117,543)	15.48
Outstanding as of December 31, 2019	793,084	$14.91	7.40
Options vested and exercisable as of December 31, 2019	542,513	19.01	7.15
Options vested and expected to vest as of December 31, 2019	793,084	14.91	7.40

The following is a summary of the activity in non-vested stock options under the Omnibus Plan:

		Weighted-
		Average
		Grant-Date
	Number	Fair Value
Non-vested as of December 31, 2018	605,352	$3.14
Forfeited	(78,676)	3.39
Vested	(276,105)	4.20
Non-vested as of December 31, 2019	250,571	$1.90

Unvested options as of December 31, 2019 vest as follows:

2020	200,364
2021	50,207
Total unvested options as of December 31, 2019	250,571

The fair value of stock option awards was determined at the date of grant using a Black-Scholes option-pricing model, with the following weighted-average assumptions:

December 31, 2018
Expected term in years	6.0
Volatility	48.0%
Risk-free interest rate	2.7%
Dividend yield	—%

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

Dividend yield – The estimated dividend yield is based on the Company’s recent historical dividend practice and the market value of its common stock.

The weighted average grant-date fair value of options granted is as follows:

	Year Ended December 31,
	2019		2018
Weighted Average Grant-Date Fair Value of Options Granted	$	n/a	$1.21

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2019 under the Omnibus Plan:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2018	68,649	$6.25
Vested	(57,563)	3.15
Forfeited	(3,739)	22.01
Outstanding as of December 31, 2019	7,347	$22.49

The Company did not grant awards of restricted stock units for the year ended December 31, 2019. During the year ended December 31, 2018, the Company granted awards of restricted stock units for 75,188 shares of common stock. The restricted stock unit awards contain conditions associated with continued employment or service, and generally vest one year from the date of grant.  On the vesting dates, shares of common stock are issued to the award recipients.  Unvested restricted stock units of 7,347 as of December 31, 2019 will vest entirely in 2020.

The following table summarizes the changes in the number of outstanding cash performance awards for the year ended December 31, 2019:

Cash Performance Awards
Outstanding as of December 31, 2018	425,012
Vested	(212,505)
Forfeited	(71,435)
Outstanding as of December 31, 2019	141,072

During the year ended December 31, 2017, the Company granted awards of 932,837 cash performance units with a grant-date fair value of $663. These awards will settle in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units are based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The cash performance units originally in 2017 were valued using a Monte Carlo simulation.  The Company recognizes compensation expense on a straight-line basis for each annual performance period. The cash performance units are accounted for as a liability and remeasured to fair value at the end of each reporting period.  As of December 31, 2019, the Company recognized a liability of $65 in “Accrued expenses” in the Consolidated Balance Sheet for unsettled cash performance units, which are expected to vest in March 2020.

Compensation expense for the Omnibus Plan for the years ended December 31, 2019 and 2018 was $250 and $961, respectively.  As of December 31, 2019, the total unrecognized compensation expense related to unvested options, restricted stock units, and cash performance unit awards under the Omnibus Plan was $126, which the Company expects to recognize over an estimated weighted average period of 0.8 years.

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

During the year ended December 31, 2019, the remaining 6,600 outstanding shares in the Option Plan were exercised. As such, there were no outstanding shares remaining as of December 31, 2019

There was no compensation expense related to options previously granted under the Option Plan, for years ended December 31, 2019 and 2018.

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

As of December 31, 2019, the Company’s reportable segments were as follows:

•	U.S. Debit and Credit,
•	U.S. Prepaid Debit, and
•	Other.

U.S. Debit and Credit Segment

The U.S. Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact, contactless, and dual-interface cards, CPI MetalsTM, a premium metal card and Second WaveTM payment cards featuring a core made with recovered ocean-bound plastic.  The Company also sells instant card issuance solutions, and Private Label Credit Cards that are not issued on the networks of the Payment Cards Brands. The Company provides CPI On-Demand services, where images, personalized payment cards, and related collateral are produced on a one-by-one, on demand basis for customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services.

The U.S. Debit and Credit segment operations are each audited for compliance by multiple Payment Card Brands. Many of the Company’s customers require CPI to comply with the standards of the PCI Security Standards Council.

U.S. Prepaid Debit Segment

The U.S. Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The U.S. Prepaid Debit segment operation is audited for compliance by multiple Payment Card Brands.  Many of the Company’s customers require CPI to comply with the standards of the PCI Security Standards Council.

Other

The Other segment includes corporate expenses and a less significant operation that generated sales from the production of Financial Payment Cards and retail gift cards, and card personalization and fulfillment services in Canada, prior to its sale. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as those business customers of the Canadian subsidiary migrated to the Company’s operations in the U.S. or to other service providers in 2019.

Performance Measures of Reportable Segments

Net sales and EBITDA from continuing operations of the Company’s reportable segments for the years ended December 31, 2019 and 2018 were as follows:

	Net Sales		EBITDA
	December 31,		December 31,
	2019	2018	2019	2018
U.S. Debit and Credit	$213,141	$178,597	$46,227	$34,213
U.S. Prepaid Debit	64,330	69,199	22,456	23,782
Other	1,679	9,891	(27,468)	(35,297)
Intersegment eliminations(a)	(1,077)	(1,873)	—	—
Total:	$278,073	$255,814	$41,215	$22,698

(a)	Amounts include the elimination of sales between segments for consolidation.

The following table provides a reconciliation of total segment EBITDA from continuing operations to “Net loss from continuing operations” for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Total segment EBITDA from continuing operations	$41,215	$22,698
Interest, net	(24,891)	(23,431)
Income tax benefit (expense)	(3,652)	4,339
Depreciation and amortization	(17,002)	(18,405)
Net loss from continuing operations	$(4,330)	$(14,799)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
U.S. Debit and Credit	$176,496	$169,567
U.S. Prepaid Debit	25,259	25,117
Other	11,732	12,520
Total assets	$213,487	$207,204

Net Sales to Geographic Location; Property, Equipment and Leasehold Improvements and Long-Lived assets by Geographic Segments

Subsequent to the sale of the Company’s U.K. Limited segment and reclassification to discontinued operations, and the sale of the Company’s Canada operations on April 1, 2019, the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived assets relating to geographic locations outside of the United States is insignificant.

Net Sales by Product and Services

Net sales from products and services sold by the Company for the years ended December 31, 2019 and 2018 were as follows:

	December 31,
	2019	2018
Product net sales(a)	$143,941	$125,069
Services net sales(b)	134,132	130,745
Total net sales:	$278,073	$255,814

(a)

 “Products” net sales include the design and production of Financial Payment Cards in contact-EMV, Dual-Interface EMV, metal, contactless and magnetic stripe card formats. The Company also generates “Products” revenue from the sale of Card@Once printers and consumables, private label credit cards and retail gift cards.

(b)

“Services” net sales include revenue from the personalization and fulfillment of Financial Payment Cards, providing tamper-evident security packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit cards. The Company also generates “Services” revenue from usage fees generated from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images. “Services” revenue is also generated from personalizing retail gift cards, historically generated in Canada prior to the disposition.

18. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2019 and 2018 on a continuing operations basis, were as follows:

					Year Ended
					December 31,
2019 by Quarter:	Q1	Q2	Q3	Q4	2019
Net sales	$66,866	$66,901	$71,681	$72,625	$278,073
Gross profit	$21,521	$22,381	$25,419	$21,998	$91,319
Net income (loss) from continuing operations	$(3,097)	$1,552	$(656)	$(2,129)	$(4,330)

Basic and diluted earnings (loss) per share from continuing operations	$(0.28)	$0.14	$(0.06)	$(0.19)	$(0.39)

					Year Ended
					December 31,
2018 by Quarter:	Q1	Q2	Q3	Q4	2018
Net sales	$54,857	$61,454	$70,987	$68,516	$255,814
Gross profit	$14,428	$19,875	$23,308	$20,979	$78,590
Net loss from continuing operations	$(5,677)	$(802)	$(1,085)	$(7,235)	$(14,799)

Basic and diluted loss per share from continuing operations	$(0.51)	$(0.07)	$(0.10)	$(0.65)	$(1.33)

19. Subsequent Event

On March 6, 2020, the Company entered into a new $30,000 floating rate senior credit facility (the “Senior Credit Facility”) with two of its First Lien Term Loan lenders.  The Senior Credit Facility, which is senior in priority to the Company’s $312,500 First Lien Term Loan, matures on May 17, 2022, and is collateralized by substantially all of the Company’s assets.  The Company plans to use the proceeds towards execution of its strategic plan. Concurrently with the closing of the new Senior Credit Facility, the Company’s Revolving Credit Facility was terminated, and CPI and CPI Acquisition, Inc. entered into a second amendment to the First Lien Term Loan. The Revolving Credit Facility had no outstanding borrowings as of December 31, 2019, or on its termination date of March 6, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria. This Annual Report does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented changes to internal controls due to the adoption of Accounting Standard Update No. 2016-02, Leases (Accounting Standard Codification Topic 842) effective January 1, 2019. These changes include processes to evaluate and account for contracts under the new accounting standard.  There were no significant changes to the Company’s internal control over financial reporting due to the adoption of the new standard.

Item 9B.Other Information

On March 6, 2020, the Company and its wholly owned subsidiary, CPI Acquisition, Inc. (the “Borrower”), entered into a super senior credit agreement with Guggenheim Credit Services, LLC (“Guggenheim”), Vector Capital Credit Opportunity Master Fund, L.P. (“Vector”), Guggenheim, as administrative agent and collateral agent, and certain other lenders from time to time party thereto (the “Senior Credit Agreement” and together with all ancillary documents thereto, the “Senior Credit Facility”).

The Senior Credit Facility provides for the extension of credit to the Borrower in the form of super senior term loans in an aggregate principal amount of $30 million, which will rank senior in priority to the Company’s $312.5 million First Lien Term Loan. The Senior Credit Facility contains customary representations, covenants and events of default, including certain covenants that limit or restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, grant certain types of security interests, incur certain types of liens, sell or transfer assets or enter into a merger or consolidate with another company, enter into sale and leaseback transactions, make certain types of investments, declare or make dividends or distributions, engage in certain affiliate transactions, or modify organizational documents, among other restrictions and subject to certain exceptions. The Company is also required to maintain adjusted EBITDA, as defined in the Senior Credit Facility, of $25 million for the previous four consecutive fiscal quarters in total for each quarterly period ending on or after March 31, 2020. Interest due under the Senior Credit Facility is floating for the term of each borrowing and is payable according to the terms of that borrowing. Interest rates are based, at the Company's election, on a Eurodollar rate plus a margin of 8.5% or a base rate plus a margin of 7.5%.  The maturity date of the Senior Credit Facility is May 17, 2022, and prepayments made prior to February 15, 2022 are subject to a make-whole premium. The term loans made under the Senior Credit Facility would be accelerated and become immediately due and payable if an event of default (as defined in the Senior Credit Agreement) were to occur. If Tricor Funds were to sell or otherwise dispose of more than 25% of CPI’s outstanding common stock, or otherwise cease to own at least 30% of CPI’s outstanding common stock, other than by means of distributing CPI common stock to the participants in Tricor Funds, a “change of control” event of default would occur. Additionally, certain proposed changes to the Senior Credit Facility require the consent of lenders representing more than 50% of the outstanding term loans, and if a lender does not consent to such proposed changes, then, among other options, CPI may be required to pre-pay the non-consenting lender’s portion of the loan, including accrued interest, fees and other amounts payable, as well as a make-whole premium. The proceeds of the Senior Credit Facility may be used by the Company to provide for the working capital and general corporate requirements of the Company and its subsidiaries, including to pay any fees and expenses in connection with the Senior Credit Facility and other related loan documents.

In order to implement the Senior Credit Facility with priority over the First Lien Term Loan, among other things, concurrently with the closing of the Senior Credit Facility, (i) CPI, certain subsidiaries of CPI, the Borrower, the Required Lenders (as defined in the First Lien Term Loan), GLAS USA LLC, as administrative agent for the lenders, and GLAS Americas LLC, as collateral agent for the lenders, entered into a second amendment to the First Lien Term Loan and certain ancillary documents thereto; and (ii) CPI, the Borrower, Guggenheim, GLAS Americas LLC, and certain other first lien and super senior representatives that may from time to time become party thereto entered into an intercreditor agreement.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

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

3.3	Amended and Restated Bylaws of CPI Card Group Inc. (incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-207350)).

4.1	Form of Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

4.2*	Description of Registrant’s Securities.

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

10.6**	CPI Card Group Inc. Omnibus Incentive Plan, as amended and restated effective September 25, 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2017).

10.7**	Form of Cash Performance Unit Award Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2017).

10.8**	Form of Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2017)

10.9**	CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.10**	CPI Card Group Inc. U.S. Executive Severance and Change in Control Guidelines (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.11**	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.12**

First Lien Credit Agreement, dated as of August 17, 2015, by and among CPI Card Group Inc., CPI Acquisition Inc., the lenders from time to time party thereto and the Bank of Nova Scotia, as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.13**	Director Nomination Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.14	Registration Rights Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.15

First Amendment to Credit Agreement dated December 31, 2016, between CPI Card Group Inc. and the Bank of Nova Scotia (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 7, 2018).

10.16**

2019 Executive Retention Agreement dated November 7, 2018 between CPI Card Group Inc. and Scott Scheirman Officers (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 6, 2019).

10.17**	Form of 2019 Executive Retention Agreement for certain Executive Officers (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 6, 2019).

10.18**	2019 Executive Incentive Plan dated February 27, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 6, 2019).

10.19**

2020 Executive Retention Agreement, dated September 11, 2019 between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.20**	Form of 2020 Executive Retention Agreement, dated September 11, 2019 for certain Executive Officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.21**	Form of 2020 Executive Short-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI CARD GROUP INC.

/s/ John Lowe
John Lowe
Chief Financial Officer

March 6, 2020

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

Name	Title	Date

/s/ Scott Scheirman	President, Chief Executive	March 6, 2020
Scott Scheirman	Officer and Director
(Principal Executive Officer)

/s/ John Lowe	Chief Financial Officer	March 6, 2020
John Lowe	(Principal Financial Officer)

/s/ Kevin O’Brien	Chief Accounting Officer	March 6, 2020
Kevin O’Brien	(Principal Accounting Officer)

/s/ Bradley Seaman	Chairman of the Board	March 6, 2020
Bradley Seaman

/s/ Douglas Pearce	Director	March 6, 2020
Douglas Pearce

/s/ Robert Pearce	Director	March 6, 2020
Robert Pearce

/s/ Nicholas Peters	Director	March 6, 2020
Nicholas Peters

/s/ Marc Sheinbaum	Director	March 6, 2020
Marc Sheinbaum

/s/ Valerie Soranno Keating	Director	March 6, 2020
Valerie Soranno Keating