Form 10-Q
period 2020-03-31
CPI Card Group Inc.
filed 2020-05-06
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020.

or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                            to

Commission File Number 001-37584

CPI Card Group Inc.

(Exact name of the registrant as specified in its charter)

Delaware	26-0344657
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10026 West San Juan Way
Littleton, CO	80127
(Address of principal executive offices)	(Zip Code)

(720)  681-6304

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PMTS	OTC Markets Group Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐     No☒

Number of shares of Common Stock, $0.001 par value, outstanding as of April 23, 2020:  11,229,819

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$46,904	$18,682
Accounts receivable, net of allowances of $338 and $395, respectively	43,790	42,832
Inventories	19,146	20,192
Prepaid expenses and other current assets	4,548	6,345
Income taxes receivable	5,590	4,164
Total current assets	119,978	92,215
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	39,928	42,088
Intangible assets, net	29,653	30,802
Goodwill	47,150	47,150
Other assets	681	1,232
Total assets	$237,390	$213,487
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$13,772	$16,482
Accrued expenses	20,973	22,820
Deferred revenue and customer deposits	645	468
Total current liabilities	35,390	39,770
Long-term debt	333,890	307,778
Deferred income taxes	7,495	6,896
Other long-term liabilities	10,598	11,478
Total liabilities	387,373	365,922
Commitments and contingencies (Note 15)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,229,819 and 11,224,191 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	11	11
Capital deficiency	(111,953)	(111,988)
Accumulated loss	(38,041)	(40,458)
Total stockholders’ deficit	(149,983)	(152,435)
Total liabilities and stockholders’ deficit	$237,390	$213,487

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales:
Products	$42,501	$32,757
Services	31,468	34,109
Total net sales	73,969	66,866
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	26,379	21,489
Services (exclusive of depreciation and amortization shown below)	19,187	21,166
Depreciation and amortization	2,693	2,690
Total cost of sales	48,259	45,345
Gross profit	25,710	21,521
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	16,542	16,418
Depreciation and amortization	1,485	1,533
Total operating expenses	18,027	17,951
Income from operations	7,683	3,570
Other expense, net:
Interest, net	(6,088)	(6,324)
Foreign currency (loss) gain	(8)	41
Other (expense) income, net	(87)	19
Total other expense, net	(6,183)	(6,264)
Income (loss) from continuing operations before income taxes	1,500	(2,694)
Income tax benefit (expense)	943	(403)
Net income (loss) from continuing operations	2,443	(3,097)
Net (loss) income from discontinued operation, net of tax (Note 3)	(26)	42
Net income (loss)	$2,417	$(3,055)

Basic and diluted earnings (loss) per share:
Net income (loss) per share from continuing operations - Basic:	$0.22	$(0.28)
Net income (loss) per share from continuing operations - Diluted:	$0.22	$(0.28)

Net income (loss) per share - Basic:	$0.22	$(0.27)
Net income (loss) per share - Diluted:	$0.21	$(0.27)

Basic weighted-average shares outstanding:	11,224,500	11,160,473
Diluted weighted-average shares outstanding:	11,262,359	11,160,473

Comprehensive income (loss):
Net income (loss)	$2,417	$(3,055)
Currency translation adjustment	—	31
Total comprehensive income (loss)	$2,417	$(3,024)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands)

(Unaudited)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2019	11,224,191	$11	(111,988)	$(40,458)	$—	$(152,435)
Shares issued under stock-based compensation plans	5,628	—	—	—	—	—
Stock-based compensation			35	—	—	35
Components of comprehensive (loss) income:
Net income			—	2,417	—	2,417
March 31, 2020	11,229,819	$11	$(111,953)	$(38,041)	$—	$(149,983)

December 31, 2018	11,160,377	11	(112,223)	(36,004)	(1,360)	(149,576)
Shares issued under stock-based compensation plans	160	—	—	—	—	—
Stock-based compensation			132	—	—	132
Components of comprehensive (loss) income:
Net loss			—	(3,055)	—	(3,055)
Currency translation adjustment			—	—	31	31
March 31, 2019	11,160,537	$11	$(112,091)	$(39,059)	$(1,329)	$(152,468)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net income (loss)	$2,417	$(3,055)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from discontinued operation	26	(42)
Depreciation and amortization expense	4,178	4,223
Stock-based compensation expense	41	147
Amortization of debt issuance costs and debt discount	634	489
Deferred income taxes	599	250
Other, net	582	(45)
Changes in operating assets and liabilities:
Accounts receivable	(911)	(1,420)
Inventories	521	(4,382)
Prepaid expenses and other assets	1,138	309
Income taxes receivable, net	(1,384)	114
Accounts payable	(2,747)	403
Accrued expenses	(1,981)	(6,716)
Deferred revenue and customer deposits	177	(551)
Other liabilities	(86)	80
Cash provided by (used in) operating activities - continuing operations	3,204	(10,196)
Cash provided by (used in) operating activities - discontinued operation	(26)	42
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(938)	(2,146)
Cash used in investing activities - continuing operations	(938)	(2,146)
Financing activities
Proceeds from Senior Credit Facility, net of discount	29,100	—
Debt issuance costs	(2,507)	—
Proceeds from Revolving Credit Facility	—	5,000
Payments on Revolving Credit Facility	—	(5,000)
Payments on finance lease obligations	(593)	(143)
Cash provided by (used in) financing activities	26,000	(143)
Effect of exchange rates on cash	(18)	34
Net increase (decrease) in cash and cash equivalents	28,222	(12,409)
Cash and cash equivalents, beginning of period	18,682	20,291
Cash and cash equivalents, end of period	$46,904	$7,882
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$5,538	$5,736
Income taxes, net refunds	$(232)	$(41)
Right-to-use assets obtained in exchange for lease obligations:
Operating leases	$141	$—
Financing leases	$251	$—
Accounts payable, and accrued expenses for acquisitions of plant, equipment and leasehold improvements	$345	$1,238

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc., (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. The Company defines “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States) and Interac (in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. The Company also offers an instant card issuance solution, which provide card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

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

In the fourth quarter of 2018, the Company entered into a definitive agreement to sell the Company’s Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to the Company’s operations in the Debit and Credit segment or to other service providers in 2019. The transaction closed on April 1, 2019, and the Company received cash proceeds of $1,451.  After the payment of liabilities and transaction costs, including employee termination costs, the sale did not have a significant impact on cash, and no significant loss on sale.  The Canadian subsidiary was not a significant operating segment and was part of the Other reportable segment.

COVID-19 Update

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act – the legislation that directs federal emergency disaster response.

The broader and long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain. The adverse effects of the COVID-19 pandemic have become widespread, including in the locations where the Company operates and its customers and suppliers conduct business. The health and safety of CPI’s employees remains paramount, and the Company continues to follow the safety precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention.  All of CPI’s operations remain open and continue to provide direct and essential support to the financial services industry.  However, the Company may experience constrained supply or curtailed customer demand that could materially adversely impact the business, results of operations and overall financial performance in future periods. While CPI’s net sales and net income in the first quarter of 2020 has increased over the first quarter of 2019, the effect of the COVID-19 pandemic will not be fully reflected in the Company’s results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on the business.

As the COVID-19 pandemic unfolds, the Company continues to provide essential support to its customers and execute on its strategic plan, while carefully managing spending.  However, there can be no assurance that such strategies will be successful in effectively managing the Company’s resources and mitigating the negative impact of the COVID-19 on the business and operating results.

              On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. CPI is evaluating the applicability of the CARES Act to the Company, and the potential impacts on the business. While the Company may determine to apply for, or otherwise participate in, such programs, there is no guarantee that CPI will meet any eligibility requirements to participate in certain programs or, even if the Company is able to participate, that such programs will provide meaningful benefit to the business.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The Condensed Consolidated Balance Sheet as of December 31, 2019 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

 Recent Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. ASC 842 is effective for annual and interim periods beginning after December 15, 2018 (the Company’s fiscal year 2019) with early adoption permitted. The guidance required a modified retrospective approach, with an option to apply the transition provisions of the new guidance at the adoption date without adjusting the comparative periods presented. In July 2018, the FASB issued additional accounting standard updates clarifying certain provisions, as well as providing for a second transition method allowing entities to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted the new guidance on January 1, 2019 and used the adoption date as the date of initial application as allowed under ASC 842.  Refer to Note 10, Financing and Operating Leases.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. The effective date of ASU 2016-13 was amended by ASU 2019-10, Credit Losses Effective Dates. CPI is a smaller reporting company and adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods therein, with early adoption permitted.  The Company has elected not to early adopt this accounting standard in the current fiscal year 2020.  The Company is evaluating the impact of adoption of this standard, and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s consolidated financial position and results of operations.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended March 31, 2020
	Products	Services	Total
Debit and Credit	$42,911	$16,928	$59,839
Prepaid Debit	—	14,540	14,540
Other	—	—	—
Intersegment eliminations	(410)	—	(410)
Total	$42,501	$31,468	$73,969

	Three Months Ended March 31, 2019
	Products	Services	Total
Debit and Credit	$32,844	$16,085	$48,929
Prepaid Debit	—	16,744	16,744
Other	397	1,282	1,679
Intersegment eliminations	(484)	(2)	(486)
Total	$32,757	$34,109	$66,866

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are manufactured Financial Payment Cards, including contact-EMV®, Dual-Interface EMV, contactless and magnetic stripe cards, Second WaveTM, metal, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

EMV® is a registered trademark in the U.S. and other countries and an unregistered trademark elsewhere. The EMV trademark is owned by EMVCo, LLC .

Services Net Sales

Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance debit and credit cards.  The Company also generates “Services” net sales from usage-fees generated from the Company’s patented card design software, known as MYCA®, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

Customer Contracts

The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. The contract term as defined by ASC 606,  Revenue from Contracts with Customers, is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

3. Discontinued Operation

On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produced retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provided personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The Company reported the U.K. Limited reporting segment as discontinued operations and restated the comparative financial information for all periods presented in conformity with GAAP. Unless otherwise indicated, information in these notes to the unaudited condensed consolidated financial statements relate to continuing operations. The Company did not retain significant continuing involvement with the discontinued operation subsequent to the disposal.    The impact of the discontinued operations was insignificant to the Company’s condensed consolidated statement of operations for the three months ended March 31, 2020 and 2019.

4. Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2020	December 31, 2019

Trade accounts receivable	$38,525	$39,004
Unbilled accounts receivable	5,603	4,223
	44,128	43,227
Less allowance for doubtful accounts	(338)	(395)
	$43,790	$42,832

5.  Inventories

Inventories consisted of the following:

	March 31, 2020	December 31, 2019

Raw materials	$16,634	$16,492
Finished goods	4,384	5,047
Inventory reserve	(1,872)	(1,347)
	$19,146	$20,192

6. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	March 31, 2020	December 31, 2019

Machinery and equipment	$52,270	$52,212
Machinery and equipment under financing leases	8,507	8,256
Furniture, fixtures and computer equipment	4,646	4,749
Leasehold improvements	14,914	14,905
Construction in progress	756	455
	81,093	80,577
Less accumulated depreciation and amortization	(47,121)	(44,801)
Operating lease right-of-use assets, net of accumulated amortization	5,956	6,312
	$39,928	$42,088

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $3,029 and $3,059 for the three months ended March 31, 2020 and 2019, respectively.

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 10, Financing and Operating Leases.

7. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in its Debit and Credit segment at March 31, 2020 and December 31, 2019.  Goodwill is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable.  The Company did not identify a triggering event requiring a quantitative test for impairment as of March 31, 2020.  The implications of COVID-19, and a decline in the Company’s total fair value of invested capital and financial performance for reporting units with goodwill, could require the Company to perform a quantitative test for goodwill impairment in future quarters.

Intangible assets consist of customer relationships, technology and software, trademarks and non-compete agreements. Intangible amortization expense was $1,149 and $1,164 for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020 and December 31, 2019, intangible assets, excluding goodwill, were comprised of the following:

		March 31, 2020			December 31, 2019
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	17.2	$55,454	$(29,684)	$25,770	$55,454	(28,865)	$26,589
Technology and software	8	7,101	(5,184)	1,917	7,101	(4,952)	2,149
Trademarks	8.7	3,330	(1,364)	1,966	3,330	(1,266)	2,064
Non-compete agreements	5	491	(491)	—	491	(491)	—
Intangible assets subject to amortization		$66,376	$(36,723)	$29,653	$66,376	$(35,574)	$30,802

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of March 31, 2020 was as follows:

2020	$3,446
2021	4,352
2022	3,867
2023	3,867
2024	3,530
Thereafter	10,591
$29,653

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the Condensed Consolidated Balance Sheets were as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at March 31, 2020
	March 31,	March 31,	(Using Fair Value Hierarchy)
	2020	2020	Level 1		Level 2		Level 3
Liabilities:
First Lien Term Loan	$312,500	$201,563		$—		$201,563	$—
Senior Credit Facility	$30,000	$30,000	$		$		$30,000

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2019
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2019	2019	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$234,375	$—	$234,375	$—

The aggregate fair value of the Company’s First Lien Term Loan, as defined in Note 11, Long-Term Debt, was based on bank quotes. The fair value measurement associated with the Senior Credit Facility is based on significant unobservable Level 3 inputs, which require significant management judgment and estimation.  The fair value approximates its carrying value as of March 31, 2020, given the facility ranks senior in priority to the Company’s First Lien Term Loan, and the close proximity to the date the Company entered into the Senior Credit Facility on March 6, 2020.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019

Accrued payroll and related employee expenses	$4,743	$3,954
Accrued employee performance bonus	1,497	3,920
Accrued interest	4,740	4,951
Operating and financing lease liability (current portion)	4,675	4,494
Other	5,318	5,501
Total accrued expenses	$20,973	$22,820

10. Financing and Operating Leases

CPI adopted ASC 842 effective January 1, 2019.  The Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs.  Right-of-use (“ROU’) represents the right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. A lease is deemed to exist when the Company has the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration paid. The right to control is deemed to occur when the Company has the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets. As a result of the adoption of ASC 842 the Company recorded $8,025 of operating ROU assets, and corresponding operating lease liabilities of $8,813 on January 1, 2019, relating to existing real estate operating leases.

The components of operating and finance lease costs were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Total operating lease costs	671	643

Finance lease cost:
Right-of-use amortization expense	$327	$123
Interest on lease liabilities	129	22
Total financing lease costs	$456	$145

The following table reflects balances for operating and financing leases:

	March 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets, net of amortization	$5,956	$6,312

Operating lease liability (current)	$2,401	$2,283
Long-term operating liability	4,548	5,067
Total operating lease liabilities	$6,949	$7,350

Financing leases
Property, equipment and leasehold improvements	$8,507	$8,256
Accumulated depreciation	(1,421)	(1,094)
Total property, equipment and leasehold improvements, net	$7,086	$7,162

Financing lease liability (current)	$2,274	$2,211
Long-term financing liability	3,460	3,886
Total financing lease liabilities	$5,734	$6,097

Finance and operating lease right-of-use assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net”.  Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities”.

Future cash payment with respect to lease obligations as of March 31, 2020 were as follows:

	Operating	Financing
	Lease	Leases
Year Ended
2020	2,186	$2,038
2021	2,700	2,128
2022	1,428	1,641
2023	1,106	693
2024	607	—
Total lease payments	8,027	6,500
Less imputed interest	(1,078)	(766)
Total	$6,949	$5,734

11. Long-Term Debt

At March 31, 2020 and December 31, 2019, long-term debt consisted of the following:

	Interest	March 31,	December 31,
	Rate (1)	2020	2019
First Lien Term Loan	6.38%	$312,500	$312,500
Senior Credit Facility	9.50%	30,000	—
Unamortized discount		(2,951)	(1,770)
Unamortized deferred financing costs		(5,659)	(2,952)
Total Long-term debt		$333,890	$307,778
Less current maturities		—	—
Long-term debt, net of current maturities		333,890	307,778

(1)  Interest Rate on the First Lien Term Loan was 6.38%, and 6.71% as of March 31, 2020, and December 31, 2019, respectively. The interest rate on the Senior Credit Facility, which was entered into on March 6, 2020, was 9.50% as of March 31, 2020.

On August 17, 2015, the Company entered into a first lien credit facility (the “First Lien Credit Facility”) with a syndicate of lenders providing for a $435,000 first lien term loan (the “First Lien Term Loan”) and a $40,000 revolving credit facility (the “Revolving Credit Facility”). The First Lien Term Loan matures August 17, 2022 and the Revolving Credit Facility was terminated concurrently with the Company entering into a new senior credit facility on March 6, 2020.

On March 6, 2020, the Company and its wholly owned subsidiary, CPI Acquisition, Inc. (the “Borrower”), entered into a super senior credit agreement with Guggenheim Credit Services, LLC (“Guggenheim”), Vector Capital Credit Opportunity Master Fund, L.P. (“Vector”), Guggenheim, as administrative agent and collateral agent, and certain other lenders from time to time party thereto (the “Senior Credit Agreement” and together with all ancillary documents thereto, the “Senior Credit Facility”).  The Senior Credit Facility matures on May 17, 2022, and provides for the extension of credit to the Borrower in the form of super senior term loans in an aggregate principal amount of $30,000, which ranks senior in priority to the Company’s First Lien Term Loan, which has $312,500 outstanding as of March 31, 2020.

The Senior Credit Facility and the First Lien Term Loan are secured by substantially all of the Company’s assets constituting equipment, inventory, receivables, cash and other tangible and intangible property.

The Senior Credit Facility and the First Lien Term Loan contain customary representations, covenants and events of default, including certain covenants that limit or restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, grant certain types of security interests, incur certain types of liens, sell or transfer assets or enter into a merger or consolidate with another company, enter into sale and leaseback transactions, make certain types of investments, declare or make dividends or distributions, engage in certain affiliate transactions, or modify organizational documents, among other restrictions and subject to certain exceptions.  In accordance with the Senior Credit Facility, the Company is also required to maintain adjusted EBITDA, as defined in the agreement, of $25,000 for the previous four consecutive fiscal quarters in total, as measured each quarterly period ending on or after March 31, 2020.    As of March 31, 2020, the Company was in compliance with all covenants under the First Lien Term Loan and the Senior Credit Facility.

The Senior Credit Facility and the First Lien Term Loan also require prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was not required to make any prepayments of the First Lien Term Loan with respect to our 2019 annual financial statements.

Interest rates under the Senior Credit Facility are based, at the Company's election, on a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 8.5% or a base rate plus a margin of 7.5%.  The maturity date of the Senior Credit Facility is May 17, 2022, and prepayments made prior to February 15, 2022 are subject to a make-whole premium.    Interest rates under the First Lien Term Loan are based, at the Company’s election, on a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.50%, or a base rate plus a margin of 3.50%.

The term loans made under the Senior Credit Facility would be accelerated and become immediately due and payable if an event of default (as defined in the Senior Credit Agreement) were to occur. Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), own approximately 37% and 22% of the Company’s common stock, respectively, as of December 31, 2019. If the Tricor Funds were to sell or otherwise dispose of more than 25% of CPI’s outstanding common stock, or otherwise cease to own at least 30% of CPI’s outstanding common stock, other than by means of distributing CPI common stock to the participants in Tricor Funds, a “change of control” event of default would occur. Additionally, certain proposed changes to the Senior Credit Facility require the consent of lenders representing more than 50% of the outstanding term loans, and if a lender does not consent to such proposed changes, then, among other options, CPI may be required to pre-pay the non-consenting lender’s portion of the loan, including accrued interest, fees and other amounts payable, as well as a make-whole premium.

The proceeds of the Senior Credit Facility may be used by the Company to provide for the working capital and general corporate requirements of the Company and its subsidiaries, including to pay any fees and expenses in connection with the Senior Credit Facility and other related loan documents.

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.  The discount on the Senior Credit Facility was $1,400, and financing costs were $3,215, and were recorded as a reduction to the long-term debt balance in the quarter ended March 31, 2020.  The net discount and debt issuance costs on the Senior Credit Facility as included within financing activities on the condensed consolidated statement of cash flows relates to cash flows during the quarter ended March 31, 2020.

12. Income Taxes – Continuing Operations

During the three months ended March 31, 2020, the Company recognized an income tax benefit of $943 on a pre-tax income of $1,500, compared to an income tax expense of $403 on a pre-tax loss of $2,694 for the prior year period.

For the three months ended March 31, 2020 and 2019, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	March 31,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
State Taxes, net	33.9	(0.8)
Valuation allowance	70.4	(31.2)
Permanent Items	34.6	(2.1)
Tax benefit CARES Act	(238.6)	—
Other	15.8	(1.9)
Effective income tax rate	(62.9)%	(15.0)%

In March 2020, the CARES Act was signed into law. The CARES Act allows companies with net operating losses (NOLs) originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income.  The CARES Act increases the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allows for the acceleration of refunds of alternative minimum tax credits.  For the quarter ended March 31, 2020, the Company estimated a tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 238.6%.  In addition, the Company recorded a partial valuation allowance with a tax rate impact of 70.4%, due to the limitation on the deductibility of interest expense.  The Company’s income tax receivable on the condensed consolidated balance sheet as of March 31, 2020, relates primarily to U.S. federal income tax receivables relating to prior tax years including NOL carrybacks.  In the prior year quarter ended March 31, 2019, the effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to the partial valuation allowance due to the limitation on the deductibility of interest expense.

13. Stockholders’ Deficit

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

14. Income (Loss) per Share

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income (loss) from continuing operations	$2,443	$(3,097)
Net (loss) income from discontinued operation	(26)	42
Net income (loss)	$2,417	$(3,055)

Denominator:
Basic weighted-average common shares outstanding	11,224,500	11,160,473
Dilutive shares	37,859	—
Diluted weighted-average common shares outstanding	11,262,359	11,160,473

Net income (loss) per share from continuing operations - Basic:	$0.22	$(0.28)
Net income (loss) per share from discontinued operations - Basic:	(0.00)	0.01
Net income (loss) per share - Basic:	$0.22	$(0.27)

Net income (loss) per share from continuing operations - Diluted:	$0.22	$(0.28)
Net income (loss) per share from discontinued operations - Diluted:	(0.01)	0.01
Net income (loss) per share - Diluted:	$0.21	$(0.27)

The Company reported a net loss for the three months ended March 31, 2019. Accordingly, the potentially dilutive effect of 893,238 stock options and 67,592 restricted stock units were excluded from the computation of diluted earnings per share as of March 31, 2019, as their inclusion would be anti-dilutive.

15. Commitments and Contingencies; Litigation Settlement

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

On December 18, 2019, the parties filed a Stipulation and Agreement of Settlement to resolve and dismiss the Derivative Suit, and on April 1, 2020, the Court granted final approval of the settlement set forth therein and dismissed with prejudice all claims (the “Settlement”). Under the Settlement, (i) all claims that were or could have been asserted in the Derivative Suit were resolved and discharged, (ii) the Company agreed to implement certain corporate governance reforms, and (iii) the Company’s insurer agreed to pay fees and expenses awarded to the plaintiff’s counsel in the amount of $343 and a service award to the plaintiff of a nominal amount. No liability associated with the Settlement has been recorded by the Company as of March 31, 2020, or December 31, 2019.

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

16. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan. Effective March 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000. The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance. As of March 31, 2020, there were 336,731  shares available for grant under the Omnibus Plan.

During the three months ended March 31, 2020,  and during the fiscal year ended December 31, 2019, the Company did not grant any awards of non-qualified stock options. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2019	793,084	$14.91
Forfeited	(57,741)	$13.20
Outstanding as of March 31, 2020	735,343	$15.05	7.16
Options vested and exercisable as of March 31, 2020	515,964	$19.24	6.93
Options vested and expected to vest as of March 31, 2020	735,343	$15.05	7.16

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
	Options	Grant-Date Fair Value

Unvested as of December 31, 2019	250,571	$1.90
Forfeited	(7,923)	1.60
Vested	(23,269)	3.49
Unvested as of March 31, 2020	219,379	$1.74

Unvested options as of March 31, 2020, will vest as follows:

2020	172,502
2021	46,877
Total unvested options as of March 31, 2020	219,379

 The following table summarizes the changes in the number of outstanding restricted stock units:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Units	Fair Value	(in Years)
Outstanding as of December 31, 2019	7,347	$22.49
Vested	(6,216)	21.75
Forfeited	(203)	21.75
Outstanding as of March 31, 2020	928	$27.60	0.42

During the three months ended March 31, 2020, and during the fiscal year ended December 31, 2019, the Company did not grant any awards of restricted stock units. Unvested restricted stock units of 928 as of March 31, 2020, will vest entirely in 2020.

During the year ended December 31, 2017, the Company granted awards of 932,837 cash performance units with a grant-date fair value of $663. These awards settled in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units were based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The Company recognized compensation expense on a straight-line basis for each annual performance period. The cash performance units were accounted for as a liability and remeasured to fair value at the end of each reporting period.  During the three months ended March 31, 2020, the third tranche of the cash performance units vested and the Company made a cash payment of $68 to the award recipients. There are no outstanding cash performance units as of March 31, 2020.

Compensation expense for the Omnibus Plan for the three months ended March 31, 2020 and 2019 was $41 and $147, respectively. As of March 31, 2020, the total unrecognized compensation expense related to unvested options, and  restricted stock units is not significant, and the expense is expected to be recognized over an estimated weighted-average period of less than one year.

CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan

In 2007, the Company’s Board of Directors adopted the CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (the “Option Plan”). Under the provisions of the Option Plan, stock options could be granted to employees, directors and consultants at an exercise price greater than or equal to (and not less than) the fair market value of a share on the date the option was granted. As a result of the Company’s adoption of its Omnibus Plan, no further awards will be made under the Option Plan. During the year ended December 31, 2019, the remaining 6,600 outstanding shares in the Option Plan were exercised. As such, there were no outstanding shares remaining as of December 31, 2019, or March 31,

2020.  There was no compensation expense related to options previously granted under the Option Plan, for quarters ended March 31, 2020, and 2019.

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

EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate segment operating performance. As the Company uses the term, EBITDA is defined as income before interest expense, income taxes, depreciation and amortization. The Company’s chief operating decision maker believes EBITDA is a meaningful measure and is useful as a supplement to GAAP measures as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company’s chief operating decision maker uses EBITDA to perform periodic reviews and comparison of operating trends and identify strategies to improve the allocation of resources amongst segments.

As of March 31, 2020, the Company’s reportable segments were as follows:

    Debit and Credit,

    Prepaid Debit, and

    Other.

The Other category includes the Company’s corporate office and a less significant operating segment that historically derived its revenue from the production of financial payment cards and retail gift cards in Canada. The Company’s Canadian subsidiary was sold on April 1, 2019. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as those business customers of the Canadian subsidiary migrated to the Company’s operations in the Debit and Credit segment or to other service providers in 2019.

Performance Measures of Reportable Segments

Net Sales and EBITDA of the Company’s reportable segments for the three months ended March 31, 2020, and 2019, were as follows:

	Net Sales
	Three Months Ended March 31,
	2020	2019
Debit and Credit	$59,839	$48,929
Prepaid Debit	14,540	16,744
Other	—	1,679
Intersegment eliminations	(410)	(486)
Total	$73,969	$66,866

	EBITDA
	Three Months Ended March 31,
	2020	2019
Debit and Credit	$15,080	$10,380
Prepaid Debit	4,660	5,779
Other	(7,974)	(8,306)
Total	$11,766	$7,853

The following table provides a reconciliation of total segment EBITDA from continuing operations to net income (loss) from continuing operations for the three months ended March 31, 2020, and 2019:

	Three Months Ended
	March 31,
	2020	2019
Total segment EBITDA from continuing operations	$11,766	$7,853
Interest, net	(6,088)	(6,324)
Income tax benefit (expense)	943	(403)
Depreciation and amortization	(4,178)	(4,223)
Net income (loss) from continuing operations	$2,443	$(3,097)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019

Debit and Credit	$200,578	$176,496
Prepaid Debit	26,023	25,259
Other	10,789	11,732
Total assets	$237,390	$213,487

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Form 10-Q (as well as information included in our written or oral statements) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “guides,” “provides guidance,” “provides outlook,” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us, and other information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 on our business, including our supply-chain, customer demand, operations and ability to comply with certain covenants in our credit facilities; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our credit facilities and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; system security risks, data protection breaches and cyber-attacks; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security, including with respect to possible exposure to litigation and/or regulatory penalties under applicable data privacy and other laws for failure to so comply; interruptions in our operations, including our IT systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; disruptions in production at one or more of our facilities; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement, claims that our technology is infringing on the intellectual property of others, and risks related to open source software; defects in our software; problems in production quality, materials and process; a disruption or other failure in our supply chain; our failure to retain our existing customers or identify and attract new customers; a loss of market share or a decline in profitability resulting from competition; our inability to recruit, retain and develop qualified personnel, including key personnel; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; our inability to develop, introduce and commercialize new products; the effect of legal and regulatory proceedings; failure to meet the continued listing standards of the Toronto Stock Exchange or the rules of the OTCQX® Best Market; a continued decrease in the value of our common stock combined with our common stock no longer being traded on a United States national securities exchange, which may prevent investors from investing or achieving a meaningful degree of liquidity; developing technologies that make our existing technology solutions and products obsolete or less relevant or a failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the PCI Security Standards Council security standards or other industry standards; costs relating to product defects and any related product liability and/or warranty claims; maintenance and further imposition of tariffs and/or trade restrictions on, or slow-downs or interruptions in our ability to obtain, goods imported into the United States; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state retailers, and challenges to our income tax positions; our dependence on licensing arrangements; risks associated with international operations; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products; our ability to comply with a wide variety of environmental, health and safety laws and regulations and the exposure to liability for any failure to comply; risks associated with the controlling stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised of directors who are principals of our largest stockholder; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 6, 2020, Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard, American Express and Discover in the United States) and Interac (in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provide card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card market through more than 20 years of experience. Our customers include leading national and regional banks, independent community banks, credit unions, managers of prepaid debit programs, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) and card processors. We serve a diverse set of over 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States, and the largest Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, Group Service Providers and card processors.

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

Driven by a combination of our strong relationships, quality, technology, and innovation, we believe we have strong positions in the following markets:

•	the U.S. prepaid debit market, serving several of the top U.S. Prepaid Debit Card program managers;
•	the U.S. small to mid-sized issuer market, which includes independent community banks and credit unions; and
•	the U.S. large issuer market, serving some of the largest debit and credit card issuers.

Our business consists of the following reportable segments: Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States, and Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card program managers primarily in the United States.  Businesses not considered part of these segments are considered “Other” and included our operations in Canada prior to the sale and disposition of our Canadian operations and corporate expenses.

In the fourth quarter of 2018, we entered into a definitive agreement to sell our Canadian subsidiary. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to our operations in the Debit and Credit segment or to other service providers in 2019. The transaction closed on April 1, 2019, and we received cash proceeds of $1.5 million.  After the payment of liabilities and transaction costs, including employee termination costs the majority of which were expensed in 2018, the sale did not have a significant impact on cash and no significant loss on sale.  The Canadian subsidiary was not a significant operating segment and the results of this business through the transaction closing date were presented as part of the Other reportable segment.

COVID-19 Update

In December 2019, COVID-19 was reported and in January 2020, the WHO declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act – the legislation that directs federal emergency disaster response.

The broader and long-term implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The adverse effects of the COVID-19 pandemic have become widespread, including in the locations where we, our customers and our suppliers conduct business. The health and safety of our employees remains paramount, and we continue to follow the safety precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention.  All of CPI’s operations remain open and continue to provide direct and essential support to the financial services industry.  However, we may experience constrained supply or curtailed customer demand that could materially adversely impact our business, results of operations and overall financial performance in future periods. While our net sales and net income in the first quarter of 2020 have increased over the first quarter of 2019, the effect of the COVID-19 pandemic will not be fully reflected in our results of operations and overall financial performance until future periods. See Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

As the COVID-19 pandemic unfolds, we continue to provide essential support to our customers and execute on our strategic plan, while carefully managing spending.  However, there can be no assurance that such strategies will be successful in effectively managing our resources and mitigating the negative impact of the COVID-19 on the business and operating results.

              On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business. While we may determine to apply for, or otherwise participate in, such programs, there is no guarantee that we will meet any eligibility requirements to participate in certain programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

The Company evaluates goodwill for impairment at least annually on October 1, or more frequently when an event occurs or circumstances change such that the carrying value may not be recoverable.  The implications of COVID-19, and a decline in the Company’s total fair value of invested capital and decline in our results of operations and financial performance, could result in a goodwill impairment to one or more of our reporting units.  As of March 31, 2020, all of the Company’s $47.2 million of goodwill is included within reporting units in the Debit and Credit segment.  The adverse effects of the COVID-19 pandemic on our reporting units that generate sales and income from card personalization and Card@Once instant issuance solutions, could result in a goodwill impairment.

Results of Continuing Operations

The following table presents the components of our condensed consolidated statements of continuing operations for each of the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Net sales:
Products	$42,501	$32,757
Services	31,468	34,109
Total net sales	73,969	66,866
Cost of sales	48,259	45,345
Gross profit	25,710	21,521
Operating expenses	18,027	17,951
Income from operations	7,683	3,570
Other expense, net:
Interest, net	(6,088)	(6,324)
Foreign currency (loss) gain	(8)	41
Other income (expense), net	(87)	19
Income (loss) from continuing operations before taxes	1,500	(2,694)
Income tax benefit (expense)	943	(403)
Net income (loss) from continuing operations	$2,443	$(3,097)

Segment Discussion

Three Months Ended March 31, 2020 Compared With Three Months Ended March 31, 2019

Net Sales

	Three Months Ended March 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$59,839	$48,929	$10,910	22.3%
Prepaid Debit	14,540	16,744	(2,204)	(13.2)%
Other	—	1,679	(1,679)	(100.0)%
Eliminations	(410)	(486)	76	* %
Total	$73,969	$66,866	$7,103	10.6%

* Not meaningful

Net sales for the three months ended March 31, 2020, increased $7.1 million, or 10.6%, to $74.0 million compared to $66.9 million for the three months ended March 31, 2019.

Debit and Credit:

Net sales for Debit and Credit for the three months ended March 31, 2020, increased $10.9 million, or 22.3%, to $59.8 million compared to $48.9 million for the three months ended March 31, 2019. The net sales increase was primarily due to higher volumes of dual-interface EMV card sales, including a significant amount of Second Wave® cards featuring a core made with recovered ocean bound plastic. In addition, and to a lesser extent, net sales increased from card personalization, including sales from CPI on-Demand and our Card@Once instant issuance solution. Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards, which benefitted the current year sales increase compared to the prior year period.

Prepaid Debit:

Net sales for Prepaid Debit for the three months ended March 31, 2020, decreased $2.2 million, or 13.2%, to $14.5 million, compared to $16.7 million for the three months ended March 31, 2019. The decrease was the result of sales mix and reduced volumes.  In the prior year period, we benefited from stronger sales as the Company supported customers through changing regulatory requirements in the industry.

Other:

In the three months ended March 31, 2019, Other net sales were $1.7 million.  During the three months ended March 31, 2020, there were no sales in the Other segment.  In April 2019, we sold the Canadian subsidiary, which was the only operation contributing to Other segment net sales.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change
	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$20,470	34.2%	$15,272	31.2%	$5,198	34.0%
Prepaid Debit	5,240	36.0%	6,346	37.9%	(1,106)	(17.4)%
Other	—	0.0%	(97)	(5.8)%	97	* %
Total	$25,710	34.8%	$21,521	32.2%	$4,189	19.5%

* Not meaningful

Gross profit for the three months ended March 31, 2020, increased $4.2 million, or 19.5%, to $25.7 million compared to $21.5 million for the three months ended March 31, 2019. Gross profit margin for the three months ended March 31, 2020 increased to 34.8% compared to 32.2% for the three months ended March 31, 2019.

Debit and Credit:

Gross profit for Debit and Credit for the three months ended March 31, 2020, increased $5.2 million, or 34.0%, to $20.5 million compared to $15.3 million during the three months ended March 31, 2019. The increase in gross profit for the Debit and Credit segment was driven primarily by higher sales volumes and pricing of dual interface EMV cards, including Second Wave cards.  In addition, the higher sales from card personalization and fulfillment, including CPI on-Demand and our Card@Once instant issuance solution, contributed to an improvement in gross profit compared to the prior year. Partially offsetting these increases was higher card manufacturing material costs. Gross profit margin increased to 34.2% during the three months ended March 31, 2020, compared to 31.2% in the prior year period, due to favorable operating leverage from higher dual interface card manufacturing sales and card personalization sales mix.

Prepaid Debit:

Gross profit for Prepaid Debit during the three months ended March 31, 2020, decreased 17.4% to $5.2 million compared to $6.3 million for the three months ended March 31, 2019. Gross profit margin for Prepaid Debit for the three months ended March 31, 2020, decreased to 36.0% compared to 37.9% for the three months ended March 31, 2019. The decrease in gross profit and margin was primarily attributed to lower sales resulting in unfavorable cost absorption.

Other:

In the three months ended March 31, 2019, Other gross loss was $0.1 million. In April 2019, we sold our Canadian subsidiary and no longer have any operations contributing to Other segment net sales or gross profit.

Operating Expenses, net

	Three Months Ended March 31,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change
	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$7,811	13.1%	$7,495	15.3%	$316	4.2%
Prepaid Debit	1,124	7.7%	1,031	6.2%	93	9.0%
Other	9,092	* %	9,425	* %	(333)	(3.5)%
Total	$18,027	24.4%	$17,951	26.8%	$76	0.4%

* Not meaningful

Operating expenses, net, for the three months ended March 31, 2020, increased $0.1 million, or 0.4%, to $18.0 million compared to $18.0 million for the three months ended March 31, 2019.

Debit and Credit:

Debit and Credit operating expenses increased $0.3 million to $7.8 million in the three months ended March 31, 2020 compared to $7.5 million in the three months ended March 31, 2019, due to increased selling and compensation costs.

Prepaid Debit:

Prepaid Debit operating expenses increased $0.1 million for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019, due primarily to an increase in compensation cost.

Other:

Other operating expenses during the three months ended March 31, 2020 decreased $0.3 million compared to the three months ended March 31, 2019.  The reduction in operating expenses was primarily due to lower legal fees and expense savings from the sale of our Canadian subsidiary, partially offset by restructuring severance charges incurred in the first quarter of 2020.

Income from Operations and Operating Margin

	Three Months Ended March 31,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change
	(dollars in thousands)
Income from operations by segment:
Debit and Credit	$12,659	21.2%	$7,776	15.9%	$4,883	62.8%
Prepaid Debit	4,116	28.3%	5,316	31.7%	(1,200)	(22.6)%
Other	(9,092)	* %	(9,522)	* %	430	(4.5)%
Total	$7,683	10.4%	$3,570	5.3%	$4,113	115.2%
* Not meaningful

Income from operations for the three months ended March 31, 2020 was $7.7 million compared to income from operations of $3.6 million for the three months ended March 31, 2019. The Company’s operating income margin for the three months ended March 31, 2020 increased to 10.4% compared to 5.3% for the three months ended March 31, 2019.

Debit and Credit:

Income from operations for Debit and Credit for the three months ended March 31, 2020 increased $4.9 million, to $12.7 million compared to $7.8 million for the three months ended March 31, 2019 due primarily to higher sales volumes and pricing of dual interface EMV cards, and card personalization sales. The impact of these improvements to income from operations were partially offset by higher card manufacturing material costs and higher operating expenses during the first quarter of 2020.  Operating margins for the three months ended March 31, 2020 increased to 21.2% compared to 15.9% for the three months ended March 31, 2019, from favorable operating leverage from higher sales and card personalization sales mix.

Prepaid Debit:

Income from operations for Prepaid Debit for the three months ended March 31, 2020 decreased to $4.1 million compared to $5.3 million for the three months ended March 31, 2019 primarily due to sales mix and lower volumes.  Operating income margin for the three months ended March 31, 2020 decreased to 28.3% from 31.7% for the same period in 2019, primarily as a result of unfavorable cost absorption from lower sales, impacting gross profit and operating expenses.

Other:

The loss from operations in Other was $9.1 million for the three months ended March 31, 2020 compared to a loss from operations of $9.5 million for the same time period in 2019. The improvement in loss from operations was primarily due to the reduction in operating expenses including legal fees and costs savings from the sale of our Canadian subsidiary,  partially offset by restructuring severance charges incurred in the first quarter of 2020.

Interest, net:

Interest expense for the three months ended March 31, 2020 decreased to $6.1 million compared to $6.3 million for the three months ended March 31, 2019.  The primary reason for the lower interest expense is because our average interest rate decreased on the First Lien Term Loan for the three months ended March 31, 2020 compared to the same period in 2019.  This was partially offset by additional interest expense incurred on the new Senior Credit Facility during the first quarter of 2020.

Income tax benefit (expense):

During the three months ended March 31, 2020, we recorded an income tax benefit of $0.9 million on pre-tax income of $1.5 million, representing an effective income tax rate of negative (62.9%).  During the three months ended March 31, 2019, we recorded an income tax expense of $0.4 million on pre-tax loss of $2.7 million, representing an effective tax rate of negative (15.0%).  For the quarter ended March 31, 2020, the effective tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of the CARES Act which was signed into law in March 2020.  The CARES Act allows companies with net operating losses (NOLs) originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income.  The CARES Act increases the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allows for the acceleration of refunds of alternative minimum tax credits.  For the quarter ended March 31, 2020, the Company estimated a tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 238.6%.  In addition, we continue to record a partial valuation allowance for the limitation on the deductibility of interest expense in 2020.  For the three months ended March 31, 2019, the partial valuation allowance impacted the tax rate by 31.2%, resulting in a negative (15.0%) effective tax rate for the quarter.

Net income (loss) from continuing operations:

During the three months ended March 31, 2020, net income from continuing operations was $2.4 million, compared to a $3.1 million net loss during the three months ended March 31, 2019. The change was primarily due to higher net sales and gross profit, lower interest expense, and an income tax benefit for the first quarter of 2020 due to the CARES Act provisions.

Liquidity and Capital Resources

At March 31, 2020, we had $46.9 million of cash and cash equivalents. Of this amount, $0.3 million was held in accounts outside of the United States.

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

 The Company is party to a First Lien Credit Facility, dated as of August 17, 2015, that includes a First Lien Term Loan that matures on August 17, 2022.    On March 6, 2020, the Company entered into a new $30 million Senior Credit Facility which matures on May 17, 2022.   The Senior Credit Facility ranks senior in priority to the Company’s First Lien Term Loan, which has $312.5 million outstanding as of March 31, 2020.    The Company’s Revolving Credit Facility was terminated concurrently with the new Senior Credit Facility on March 6, 2020.  The Revolving Credit Facility had no borrowings outstanding as of the termination date.

The First Lien Term Loan and the Senior Credit Facility contains customary representations, covenants and events of default, including certain covenants that limit or restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, grant certain types of security interests, incur certain types of liens, sell or transfer assets or enter into a merger or consolidate with another company, enter into sale and leaseback transactions, make certain types of investments, declare or make dividends or distributions, engage in certain affiliate transactions, or modify organizational documents, among other restrictions and subject to certain exceptions.  In accordance with the Senior Credit Facility, the Company is also required to maintain adjusted EBITDA, as defined in the agreement, of $25 million for the previous four consecutive fiscal quarters in total as measured for each quarterly period ending on or after March 31, 2020. As of March 31, 2020, the Company was in compliance with all covenants under the First Lien Term Loan and the Senior Credit Facility. As of March 31, 2020, our net leverage ratio was 7.2 times Adjusted EBITDA.

The First Lien Term Loan and the Senior Credit Facility also require prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was not required to make any prepayments of the First Lien Term Loan with respect to our 2019 annual financial statements.

Interest rates under the Senior Credit Facility are based, at the Company's election, on a Eurodollar rate subject to an interest rate floor of 1.0%, plus a margin of 8.5% or a base rate plus a margin of 7.5%.  As of March 31, 2020, the interest rate on our Senior Credit Facility was 9.5%.    Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%. As of March 31, 2020, the interest rate on our First Lien Term Loan was 6.38%.

Operating Activities – Continuing Operations

Cash provided by operating activities – continuing operations for the three months ended March 31, 2020, was $3.2 million compared to a usage of $10.2 million during the three months ended March 31, 2019. The year over year improvement was due to net income during the first quarter of 2020 of $2.4 million compared to a net loss of $3.1 million in the prior year, in addition to working capital cash benefits, primarily in inventories and accrued expenses.  For the three months ended March 31, 2019, we had a working capital cash usage relating primarily to payments for employee performance incentive compensation earned in 2018 and increases in inventory to support the growth of our business.  Cash interest paid during the three months ended March 31, 2020, was $5.5 million, which was lower than the prior year period by $0.2 million, as a result of lower interest rates on our First Lien Term Loan.

Investing Activities – Continuing Operations

Cash used in investing activities – continuing operations for the three months ended March 31, 2020 was $0.9 million, compared to a usage of $2.1 million during the three months ended March 31, 2019. Cash used in investing activities – continuing operations was related to capital expenditures, including investments to support the growth of the business, such as machinery and information technology equipment.  As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $0.3 million during the three months ended March 31, 2020.

Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities was $26.0 million. The Senior Credit Facility provided $29.1 million of cash, net of discount, partially offset by $2.5 million of associated debt issuance costs during the three months ended March 31, 2020.  The Company paid $0.6 million and $0.1 million of principal on finance leases during the three months ended March 31, 2020 and 2019, respectively.  For working capital purposes, we borrowed and repaid $5.0 million on the Revolving Credit Facility during the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates.  Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2019, for which there were no material changes as of March 31, 2020, included:

•	Impairment Assessments of Goodwill and Long-Lived Assets,
•	Revenue Recognition, including estimates of work performed but not completed,
•	Inventory Valuation,
•	Income Taxes, including valuation allowances and uncertain tax positions, and
•	Lease accounting, including incremental borrowing rate estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On December 18, 2019, the parties filed a Stipulation and Agreement of Settlement to resolve and dismiss the Derivative Suit, and on April 1, 2020, the Court granted final approval of the Settlement, whereby (i) all claims that were or could have been asserted in the Derivative Suit were resolved and discharged, (ii) the Company agreed to implement certain corporate governance reforms, and (iii) the Company’s insurer agreed to pay fees and expenses awarded to the plaintiff’s counsel in the amount of $0.3 million and a service award to the plaintiff of a nominal amount.

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al.

On October 11, 2016, the Company filed a patent infringement suit against Multi Packaging Solutions, Inc. (“MPS”) in the United States District Court for the District of Colorado. The complaint asserted that MPS ultra-secure gift card packages sold to at least one customer infringe a Company patent on ultra-secure gift card packages. MPS answered the complaint and counterclaimed for invalidity and non-infringement. The Company’s subsidiary, CPI Card Group-Minnesota, Inc., was added to the case as plaintiff.

In June 2017, MPS filed an Inter Partes Review (“IPR”) petition with the United States Patent & Trademark Office’s Patent Trial & Appeal Board (“PTAB”) to review the patent at issue in the patent infringement suit. The PTAB instituted the IPR on January 9, 2018. The PTAB entered its final written decision on January 4, 2019, determining that all of the claims in the patent are unpatentable. The Company filed an appeal of this decision to the federal circuit court on March 1, 2019, and a hearing regarding the Company’s appeal was held on March 3, 2020. On March 16, the federal circuit court affirmed the PTAB decision. The Company did not appeal the federal circuit court decision, and the patent infringement suit is administratively dismissed.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The risk factors disclosed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been the following material changes with respect to such risk factors.

The ongoing COVID-19 pandemic and responses thereto may adversely affect our supply chain, workforce, overall operations and financial condition, and our ability to access capital markets and refinance indebtedness, each of which may have a material adverse effect on our business.

As discussed above, since December 2019, COVID-19 has spread to multiple countries, including the United States and all of the primary markets where we conduct business. As a result, almost all U.S. states and many local jurisdictions have issued, and others in the future may issue, “stay-at-home” orders, quarantines, and executive and other governmental orders, restrictions and recommendations for residents and businesses in an effort to control the spread of COVID-19, including mandating closures of certain businesses not deemded “essential”.  While CPI is currently deemed essential in all jurisdictions where we operate, such orders, restrictions or recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellations of events, as well as record declines in stock prices, among other effects. Disruptions to our activities and operations resulting from such governmental orders, restrictions and recommendations may negatively impact our business, operating results and financial condition. There is also a risk that government actions will not be effective at containing COVID-19 and that government actions intended to contain the spread of COVID-19 will have a devastating negative impact on the world economy at large, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.

The duration of COVID-19's impact on our business may be difficult to assess or predict. The widespread pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, which may reduce or eliminate our ability to access capital markets and/or to refinance our existing indebtedness, which would negatively affect our liquidity. Further, the governmental orders, restrictions and recommendations described above (which may include travel and import restrictions) in response to COVID-19 could disrupt our supply chain and thus our ability to obtain materials needed to manufacture our products. Any import or other cargo restrictions related to our products or the materials used to manufacture our products would restrict our ability to manufacture products and thereby harm our business, financial condition and results of operations. Also, such orders, restrictions and recommendations have resulted and may continue to result in increased transportation costs for materials from our suppliers (for which we are responsible), which may negatively impact our cash flows, as well as increased transportation costs for our products that we ship to our customers (for which our customers are responsible), which may adversely affect customer demand. Additionally, if we are required to disrupt operations at or to close any of our facilities, or if we elect to do so to protect our employees from an actual or potential outbreak of COVID-19 at any facility, such disruption or closure could impair our ability to fulfill customer orders and may have a material adverse impact on our revenues and increase our costs and expenses. In the event of such a disruption or closure at one of our facilities, our other facilities may not be able to effectively assume the production activities of such impacted facility due to insufficient capacity, lack of necessary specialized equipment, higher production costs and/or significant time needed to increase production, any of which may result in failure to meet our customers’ requirements, resulting in negative impact to our business, results of operations and/or financial condition. Moreover, our key personnel and other employees could be affected by COVID-19, potentially reducing their availability. We may also delay or reduce certain capital spending and related projects until the impacts of COVID-19 begin to abate, which would delay the completion of such projects.

Customer demand for and our ability to sell and market our products may be adversely affected by the COVID-19 pandemic and responses thereto.

As discussed above, state and local governments have imposed orders, restrictions and recommendations resulting in closures of businesses, work stoppages, travel restrictions, social distancing practices and cancellations of gatherings and events. Such orders, restrictions and recommendations, combined with fears of the spreading of COVID-19, may cause certain of our customers to delay, cancel or reduce orders of our products and services. A sustained deterioration in general economic conditions may adversely affect our profits, revenue and financial performance if credit card issuers reduce credit limits, close accounts, and become more selective with respect to whom they issue credit cards as a result thereof. We are unable to accurately predict how these factors will reduce our sales going forward and when these orders, restrictions and recommendations will be relaxed or lifted. There can be no assurances that our customers will resume purchases of our products and services upon termination of these orders, restrictions and recommendations, particularly if there remains any continued community outbreak of COVID-19. A prolonged economic contraction or recession may also result in our customers seeking to reduce their costs and expenditures, which could result in lower demand for our products or a shift to demand for lower margin products. If our sales decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected. Additionally, our sales and marketing personnel often rely on in-person meetings and interaction with our customers. COVID-19 related restrictions have thus harmed our sales and marketing efforts, and continued restrictions could have a negative impact on our sales and results of operations.

As a result of all of the foregoing, we may, in the future, take actions including reductions to salary and work hours, furloughs, restructuring or layoffs, which may negatively impact our workforce and our business.

We may not be eligible to participate in the relief programs provided under the recently adopted Coronavirus Aid Relief, and Economic Security (CARES) Act, and even if we are eligible we may not realize any material benefits from participating in such programs.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are evaluating the applicability of the CARES Act to the Company, and the potential impacts on our business. While we may determine to apply for, or otherwise participate in, such programs, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. However, these effects may harm our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales and ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	First Lien Amending Agreement, dated March 6, 2020 between CPI Card Group Inc. and Guggenheim Credit Services, LLC.
10.2	Intercreditor Agreement, dated March 6, 2020 between CPI Card Group Inc. and Guggenheim Credit Services, LLC.
10.3	Super Senior Credit Agreement, dated March 6, 2020 between CPI Card Group Inc. and Guggenheim Credit Services, LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

May 6, 2020	/s/ John Lowe
John Lowe
Chief Financial Officer
(Principal Financial Officer)