Form 10-Q
period 2020-06-30
CPI Card Group Inc.
filed 2020-08-05
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020.

or

◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(b) of the Act of :

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PMTS	OTC Markets Group Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ⌧      No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ⌧     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ⌧

Number of shares of Common Stock, $0.001 par value, outstanding as of July 24, 2020: 11,229,819

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$54,445	$18,682
Accounts receivable, net of allowances of $281 and $395, respectively	45,317	42,832
Inventories	18,895	20,192
Prepaid expenses and other current assets	4,172	6,345
Income taxes receivable	9,404	4,164
Total current assets	132,233	92,215
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	37,558	42,088
Intangible assets, net	28,504	30,802
Goodwill	47,150	47,150
Other assets	1,059	1,232
Total assets	$246,504	$213,487
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$15,042	$16,482
Accrued expenses	28,718	22,820
Deferred revenue and customer deposits	1,097	468
Total current liabilities	44,857	39,770
Long-term debt	334,819	307,778
Deferred income taxes	6,924	6,896
Other long-term liabilities	9,757	11,478
Total liabilities	396,357	365,922
Commitments and contingencies (Note 15)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,229,819 and 11,224,191 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	11	11
Capital deficiency	(111,935)	(111,988)
Accumulated loss	(37,929)	(40,458)
Total stockholders’ deficit	(149,853)	(152,435)
Total liabilities and stockholders’ deficit	$246,504	$213,487

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Products	$39,077	$33,125	$81,578	$65,882
Services	32,301	33,776	63,769	67,885
Total net sales	71,378	66,901	145,347	133,767
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	25,911	22,098	52,290	43,587
Services (exclusive of depreciation and amortization shown below)	19,666	19,647	38,853	40,813
Depreciation and amortization	2,649	2,775	5,342	5,465
Total cost of sales	48,226	44,520	96,485	89,865
Gross profit	23,152	22,381	48,862	43,902
Operating expenses, net:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	19,141	16,792	35,683	33,210
Depreciation and amortization	1,505	1,493	2,990	3,026
Litigation settlement gain	—	(6,000)	—	(6,000)
Total operating expenses, net	20,646	12,285	38,673	30,236
Income from operations	2,506	10,096	10,189	13,666
Other expense, net:
Interest, net	(6,772)	(6,438)	(12,860)	(12,762)
Foreign currency (loss)	(25)	(1,321)	(33)	(1,280)
Other (expense) income, net	(7)	(8)	(94)	11
Total other expense, net	(6,804)	(7,767)	(12,987)	(14,031)
(Loss) income from continuing operations before income taxes	(4,298)	2,329	(2,798)	(365)
Income tax benefit (expense)	4,414	(777)	5,357	(1,180)
Net income (loss) from continuing operations	116	1,552	2,559	(1,545)
Net (loss) income from discontinued operation, net of tax (Note 3)	(4)	(30)	(30)	12
Net income (loss)	$112	$1,522	$2,529	$(1,533)

Basic net income (loss) per share from continuing operations:	$0.01	$0.14	$0.23	$(0.14)
Diluted net income (loss) per share from continuing operations:	$0.01	$0.14	$0.23	$(0.14)

Basic net income (loss) per share:	$0.01	$0.14	$0.23	$(0.14)
Diluted net income (loss) per share:	$0.01	$0.14	$0.22	$(0.14)

Basic weighted-average shares outstanding:	11,229,819	11,178,462	11,227,160	11,169,468
Diluted weighted-average shares outstanding:	11,233,852	11,242,225	11,242,272	11,169,468

Comprehensive income (loss):
Net income (loss)	$112	$1,522	$2,529	$(1,533)
Currency translation adjustment	—	-	—	31
Reclassification adjustment to foreign currency loss	—	1,329	—	1,329
Total comprehensive income (loss)	$112	$2,851	$2,529	$(173)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands)

(Unaudited)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
March 31, 2020	11,229,819	$11	$(111,953)	$(38,041)	$—	$(149,983)
Stock-based compensation		—	18	—	—	18
Components of comprehensive (loss) income:
Net income		—	—	112	—	112
June 30, 2020	11,229,819	$11	$(111,935)	$(37,929)	$—	$(149,853)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2019	11,224,191	$11	$(111,988)	$(40,458)	$—	$(152,435)
Shares issued under stock-based compensation plans	5,628	—	—	—	—	—
Stock-based compensation		—	53	—	—	53
Components of comprehensive (loss) income:						—
Net income		—	—	2,529	—	2,529
June 30, 2020	11,229,819	$11	$(111,935)	$(37,929)	$—	$(149,853)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
March 31, 2019	11,160,537	$11	$(112,091)	$(39,059)	$(1,329)	$(152,468)
Shares issued under stock-based compensation plans	62,991	—	—	—	—	—
Stock-based compensation		—	152	—	—	152
Components of comprehensive (loss) income:						—
Net income		—	—	1,522	—	1,522
Reclassification adjustment to foreign currency loss		—	—	—	1,329	1,329
June 30, 2019	11,223,528	$11	$(111,939)	$(37,537)	$—	$(149,465)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2018	11,160,377	$11	$(112,223)	$(36,004)	$(1,360)	$(149,576)
Shares issued under stock-based compensation plans	63,151	—	—	—	—	—
Stock-based compensation		—	284	—	—	284
Components of comprehensive (loss) income:
Net loss		—	—	(1,533)	—	(1,533)
Currency translation adjustment		—	—	—	31	31
Reclassification adjustment to foreign currency loss		—	—	—	1,329	1,329
June 30, 2019	11,223,528	$11	$(111,939)	$(37,537)	$—	$(149,465)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income (loss)	$2,529	$(1,533)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from discontinued operation	30	(12)
Depreciation and amortization expense	8,332	8,491
Stock-based compensation expense	59	308
Amortization of debt issuance costs and debt discount	1,565	979
Deferred income taxes	28	593
Reclassification adjustment to foreign currency loss	—	1,329
Other, net	1,289	(190)
Changes in operating assets and liabilities:
Accounts receivable	(2,381)	66
Inventories	259	(5,028)
Prepaid expenses and other assets	1,136	1,593
Income taxes receivable, net	(5,239)	228
Accounts payable	(1,660)	(1,042)
Accrued expenses	5,686	(6,249)
Deferred revenue and customer deposits	629	(564)
Other liabilities	(216)	74
Cash provided by (used in) operating activities - continuing operations	12,046	(957)
Cash provided by (used in) operating activities - discontinued operation	(30)	12
Investing activities
Acquisitions of plant, equipment and leasehold improvements	(1,644)	(2,686)
Cash received for sale of Canadian subsidiary	—	1,451
Cash used in investing activities - continuing operations	(1,644)	(1,235)
Financing activities
Proceeds from Senior Credit Facility, net of discount	29,100	—
Debt issuance costs	(2,507)	—
Proceeds from Revolving Credit Facility	—	11,500
Payments on Revolving Credit Facility	—	(11,500)
Payments on finance lease obligations	(1,181)	(663)
Cash provided by (used in) financing activities	25,412	(663)
Effect of exchange rates on cash	(21)	36
Net increase (decrease) in cash and cash equivalents	35,763	(2,807)
Cash and cash equivalents, beginning of period	18,682	20,291
Cash and cash equivalents, end of period	$54,445	$17,484
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,519	$11,660
Income taxes	$16	$340
Right-to-use assets obtained in exchange for lease obligations:
Operating leases	$141	$8,533
Financing leases	$763	$3,366
Accounts payable, and accrued expenses for acquisitions of plant, equipment and leasehold improvements	$528	$841

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc., (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company,”) is a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. The Company defines “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa®, Mastercard®, American Express® and Discover® in the United States) and Interac (in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. The Company also offers an instant card issuance solution, which provide card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

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

In the fourth quarter of 2018, the Company entered into a definitive agreement to sell the Company’s Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale did not include the portions of the business relating to Financial Payment Cards, as that business migrated to the Company’s operations in the Debit and Credit segment or to other service providers in 2019. The transaction closed on April 1, 2019, and the Company received cash proceeds of $1,451. After the payment of liabilities and transaction costs, including employee termination costs, the sale did not have a significant impact on cash, and no significant loss on sale was recorded. In connection with the disposition of the Canadian subsidiary, the Company released the related cumulative translation adjustment of $1,329 from “Accumulated Other Comprehensive Loss” on the condensed consolidated balance sheet into “Foreign Currency Loss” on the condensed consolidated statement of operations during the six months ended June 30, 2019. The Canadian subsidiary was not a significant operating segment and was part of the Other reportable segment.

COVID-19 Update

On March 11, 2020, the World Health Organization (“WHO”) characterized the novel coronavirus disease (“COVID-19”) as a pandemic. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act – the legislation that directs federal emergency disaster response. The broader and long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain. The adverse effects of the COVID-19 pandemic have become widespread, including in the locations where the Company operates and its customers and suppliers conduct business. The health and safety of CPI’s employees remains paramount, and the Company continues to follow the safety precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention.  All of CPI’s operations remain open and continue to provide direct and essential support to the financial services industry. However, the Company may experience constrained supply, curtailed customer demand or impacts on CPI’s workforce that could materially adversely impact the business, results of operations and overall financial performance in future periods. While CPI’s net sales in the second quarter and first half of 2020 increased over the prior year, the Company experienced lower customer demand than expected (which CPI believes is primarily attributable to the COVID-19 pandemic), and the Company may experience further effects in the Company’s results of operations and overall financial performance in future periods. There can be no assurance that the Company’s strategies will be successful in effectively managing the Company’s resources and mitigating the negative impact of the COVID-19 pandemic on the business and operating results. See Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further discussion of the possible impact of the COVID-19 pandemic on the business.

              On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. CPI is continuing to evaluate the applicability of the CARES Act to the Company, and the potential impacts on the business. Refer to Note 12, Income Taxes – Continuing Operations, for a discussion of the CARES Act income tax refund the Company has applied for. In addition, the Company has applied for the deferment of employer side social security payments during the second quarter of 2020. While the Company is participating in certain programs under the CARES Act, the Act and its guidance are subject to change, and there is no guarantee that CPI will continue to meet eligibility requirements or that such programs will provide meaningful benefit to the Company.

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

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures, in the preparation of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, leases, liability for sales tax, valuation allowances for inventories and deferred taxes, revenue recognized for work performed but not completed, and uncertain tax positions. Actual results could differ from those estimates.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. The effective date of ASU 2016-13 was amended by ASU 2019-10, Credit Losses Effective Dates. Since CPI is a smaller reporting company, adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods therein, with early adoption permitted. The Company has elected not to early adopt this accounting standard in the current fiscal year 2020. The Company is evaluating the impact of adoption of this standard, and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s consolidated financial position and results of operations.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended June 30, 2020
	Products	Services	Total
Debit and Credit	$39,541	$18,765	$58,306
Prepaid Debit	—	13,536	13,536
Other	—	—	—
Intersegment eliminations	(464)	—	(464)
Total	$39,077	$32,301	$71,378

	Six Months Ended June 30, 2020
	Products	Services	Total
Debit and Credit	$82,452	$35,693	$118,145
Prepaid Debit	—	28,076	28,076
Other	—	—	—
Intersegment eliminations	(874)	—	(874)
Total	$81,578	$63,769	$145,347

	Three Months Ended June 30, 2019
	Products	Services	Total
Debit and Credit	$33,276	17,810	$51,086
Prepaid Debit	—	15,966	15,966
Other	—	—	—
Intersegment eliminations	(151)	—	(151)
Total	$33,125	$33,776	$66,901

	Six Months Ended June 30, 2019
	Products	Services	Total
Debit and Credit	$66,120	33,895	$100,015
Prepaid Debit	—	32,710	32,710
Other	397	1,282	1,679
Intersegment eliminations	(635)	(2)	(637)
Total	$65,882	$67,885	$133,767

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

3. Discontinued Operation

On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produced retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provided personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The Company reported the U.K. Limited reporting segment as discontinued operations and restated the comparative financial information for all periods presented in conformity with GAAP. Unless otherwise indicated, information in these notes to the unaudited condensed consolidated financial statements relate to continuing operations. The Company did not retain significant continuing involvement with the discontinued operation subsequent to the disposal. The impact of the discontinued operations was insignificant to the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2020 and 2019.

4. Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2020	December 31, 2019

Trade accounts receivable	$38,716	$39,004
Unbilled accounts receivable	6,882	4,223
	45,598	43,227
Less allowance for doubtful accounts	(281)	(395)
	$45,317	$42,832

5. Inventories

Inventories consisted of the following:

	June 30, 2020	December 31, 2019

Raw materials	$16,602	$16,492
Finished goods	4,679	5,047
Inventory reserve	(2,386)	(1,347)
	$18,895	$20,192

6. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	June 30, 2020	December 31, 2019

Machinery and equipment	$52,787	$52,212
Machinery and equipment under financing leases	9,019	8,256
Furniture, fixtures and computer equipment	3,272	4,749
Leasehold improvements	14,934	14,905
Construction in progress	724	455
	80,736	80,577
Less accumulated depreciation and amortization	(48,621)	(44,801)
Operating lease right-of-use assets, net of accumulated amortization	5,443	6,312
	$37,558	$42,088

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $3,005 and $3,104 for the three months ended June 30, 2020 and 2019, respectively, and $6,034 and $6,163 for the six months ended June 30, 2020 and 2019, respectively.

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 10, Financing and Operating Leases.

7. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in its Debit and Credit segment at June 30, 2020 and December 31, 2019. Goodwill is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company did not identify a triggering event requiring a quantitative test for impairment as of June 30, 2020. The potential negative implications of COVID-19, and a related potential decline in the Company’s total fair value of invested capital and financial performance for reporting units with goodwill, could require the Company to perform a quantitative test for goodwill impairment in future quarters.

Intangible assets consist of customer relationships, technology and software, trademarks and non-compete agreements. Intangible amortization expense was $1,149 and $1,164 for the three months ended June 30, 2020 and 2019, respectively, and $2,298 and $2,328 for the six months ended June 30, 2020 and 2019.

At June 30, 2020 and December 31, 2019, intangible assets, excluding goodwill, were comprised of the following:

		June 30, 2020			December 31, 2019
	Weighted Average	Gross Book	Accumulated	Net Book	Gross Book	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value

Customer relationships	17.2	$55,454	$(30,504)	$24,950	$55,454	(28,865)	$26,589
Technology and software	8	7,101	(5,416)	1,685	7,101	(4,952)	2,149
Trademarks	8.7	3,330	(1,461)	1,869	3,330	(1,266)	2,064
Non-compete agreements	5	491	(491)	—	491	(491)	—
Intangible assets subject to amortization		$66,376	$(37,872)	$28,504	$66,376	$(35,574)	$30,802

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of June 30, 2020 was as follows:

2020 (excluding the six months ended June 30, 2020)	$2,297
2021	4,352
2022	3,867
2023	3,867
2024	3,530
Thereafter	10,591
$28,504

8. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, the Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●    Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

●    Level 2— Observable inputs other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.

●    Level 3— Valuations based on unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at June 30, 2020
	June 30,	June 30,	(Using Fair Value Hierarchy)
	2020	2020	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$254,688	$—	$254,688	$—
Senior Credit Facility	$30,000	$30,000	$—	$—	$30,000

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2019
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2019	2019	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$234,375	$—	$234,375	$—

The aggregate fair value of the Company’s First Lien Term Loan (as defined in Note 11, Long-Term Debt) was based on bank quotes. The fair value measurement associated with the Senior Credit Facility (as defined in Note 11, Long-Term Debt) is based on significant unobservable Level 3 inputs, which require management judgment and estimation. The Senior Credit Facility ranks senior in priority to the Company’s First Lien Term Loan, and was valued using market data from companies with similar credit ratings.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019

Accrued payroll and related employee expenses	$5,078	$3,954
Accrued employee performance bonus	2,734	3,920
Accrued rebates	3,559	1,573
Sales tax liability	2,700	-
Accrued interest	4,771	4,951
Operating and financing lease liability (current portion)	4,592	4,494
Other	5,284	3,928
Total accrued expenses	$28,718	$22,820

The sales tax liability is further described in Note 15, Commitments and Contingencies.

10. Financing and Operating Leases

CPI adopted ASC 842 effective January 1, 2019. The Company elected the ‘package of practical expedients’, which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs. Right-of-use (“ROU”) represents the right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. A lease is deemed to exist when the Company has the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration paid. The right to control is deemed to occur when the Company has the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets. As a result of the adoption of ASC 842, the Company recorded $8,025 of operating ROU assets, and corresponding operating lease liabilities of $8,813 on January 1, 2019, relating to existing real estate operating leases.

The components of operating and finance lease costs were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Total operating lease costs	671	665

Finance lease cost:
Right-of-use amortization expense	$329	$178
Interest on lease liabilities	117	40
Total financing lease costs	$446	$218

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Total operating lease costs	1,342	1,308

Finance lease cost:
Right-of-use amortization expense	$656	$301
Interest on lease liabilities	246	62
Total financing lease costs	$902	$363

The following table reflects balances for operating and financing leases:

	June 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets, net of amortization	$5,443	$6,312

Operating lease liability (current)	$2,470	$2,283
Long-term operating liability	3,890	5,067
Total operating lease liabilities	$6,360	$7,350

Financing leases
Property, equipment and leasehold improvements	$9,019	$8,256
Accumulated depreciation	(1,740)	(1,094)
Total property, equipment and leasehold improvements, net	$7,279	$7,162

Financing lease liability (current)	$2,122	$2,211
Long-term financing liability	3,513	3,886
Total financing lease liabilities	$5,635	$6,097

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net”.  Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Future cash payment with respect to lease obligations as of June 30, 2020 were as follows:

	Operating	Financing
	Lease	Leases
2020 (excluding six months ended June 30, 2020)	1,473	$1,395
2021	2,700	2,256
2022	1,428	1,745
2023	1,106	821
2024	583	68
Thereafter	-	2
Total lease payments	7,290	6,287
Less imputed interest	(930)	(652)
Total	$6,360	$5,635

11. Long-Term Debt

At June 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	Interest	June 30,	December 31,
	Rate (1)	2020	2019
First Lien Term Loan	6.38%	$312,500	$312,500
Senior Credit Facility	9.50%	30,000	—
Unamortized discount		(2,633)	(1,770)
Unamortized deferred financing costs		(5,048)	(2,952)
Total Long-term debt		$334,819	$307,778
Less current maturities		—	—
Long-term debt, net of current maturities		334,819	307,778

(1)  The interest rate on the First Lien Term Loan was 6.38%, and 6.71% as of June 30, 2020, and December 31, 2019, respectively. The interest rate on the Senior Credit Facility, which was entered into on March 6, 2020, was 9.50% as of June 30, 2020.

On August 17, 2015, the Company entered into a first lien credit facility (the “First Lien Credit Facility”) with a syndicate of lenders providing for a $435,000 first lien term loan (the “First Lien Term Loan”) and a $40,000 revolving credit facility (the “Revolving Credit Facility”). The First Lien Term Loan matures on August 17, 2022 and the Revolving Credit Facility was terminated concurrently with the Company entering into a new senior credit facility on March 6, 2020.

On March 6, 2020, the Company and its wholly owned subsidiary, CPI Acquisition, Inc. (now known as CPI CG Inc.) (the “Borrower”), entered into a super senior credit agreement with Guggenheim Credit Services, LLC (“Guggenheim”), Vector Capital Credit Opportunity Master Fund, L.P., Guggenheim, as administrative agent and collateral agent, and certain other lenders from time to time party thereto (the “Senior Credit Agreement” and together with all ancillary documents thereto, the “Senior Credit Facility”). The Senior Credit Facility matures on May 17, 2022, and provides for the extension of credit to the Borrower in the form of super senior term loans in an aggregate principal amount of $30,000, which ranks senior in priority to the Company’s First Lien Term Loan.

The Senior Credit Facility and the First Lien Term Loan are secured by substantially all of the Company’s assets constituting equipment, inventory, receivables, cash and other tangible and intangible property.

The Senior Credit Facility and the First Lien Term Loan contain customary representations, covenants and events of default, including certain covenants that limit or restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, grant certain types of security interests, incur certain types of liens, sell or transfer assets or enter into a merger or consolidate with another company, enter into sale and leaseback transactions, make certain types of investments, declare or make dividends or distributions, engage in certain affiliate transactions, or modify organizational documents, among other restrictions and subject to certain exceptions. In accordance with the Senior Credit Facility, the Company is also required to have adjusted EBITDA, as defined in the agreement, of $25,000 for the previous four consecutive fiscal quarters in total, at the end of each quarterly period ending on or after March 31, 2020.

The Senior Credit Facility and the First Lien Term Loan also require prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the respective agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was not required to make any prepayments of the First Lien Term Loan with respect to our 2019 annual financial statements.

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

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.  The discount on the Senior Credit Facility was $1,400, and financing costs were $3,215, and both were recorded as a reduction to the long-term debt balance in the quarter ended March 31, 2020.  The net discount and debt issuance costs on the Senior Credit Facility as included within financing activities on the condensed consolidated statement of cash flows relates to cash flows during the six months ended June 30, 2020.

12. Income Taxes – Continuing Operations

During the three months ended June 30, 2020, the Company recognized an income tax benefit of $4,414 on a pre-tax loss of $4,298, compared to an income tax expense of $777 on a pre-tax income of $2,329 for the prior year period. During the six months ended June 30, 2020, the Company recognized an income tax benefit of $5,357 on pre-tax loss of $2,798, representing an effective income tax rate of 191.5%.  For the six months ended June 30, 2019, the Company recognized an income tax expense of $1,180 on a pre-tax loss of $365, representing an effective income tax rate of (323.3)%.

For the six months ended June 30, 2020 and 2019, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	June 30,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	15.0	(60.1)
Valuation allowance	18.9	(206.2)
Permanent items	17.0	(7.4)
Tax benefit CARES Act	127.9	—
Other	(8.3)	(70.6)
Effective income tax rate	191.5%	(323.3)%

In March 2020, the CARES Act was signed into law. The CARES Act allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income.  The CARES Act increases the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allows for the acceleration of refunds of alternative minimum tax credits.  For the six months ended June 30, 2020, the Company estimated a tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 127.9%.  In addition, the Company has recorded a partial valuation allowance due to the limitation on the deductibility of interest expense with an income tax rate impact of 18.9% for the six months ended June 30, 2020.  The Company’s income tax receivable on the condensed consolidated balance sheet as of June 30, 2020, relates primarily to U.S. federal income tax receivables relating to prior tax years, including NOL carrybacks relating to the CARES Act income tax refund.  Additionally, the income tax receivable relates to tax benefits based on our pre-tax loss and income tax provision through June 30, 2020.  In the six months ended June 30, 2019, the effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to the partial valuation allowance due to the limitation on the deductibility of interest expense.

13. Stockholders’ Deficit

Common Stock

Common Stock has a par value of $0.001 per share. Holders of Common Stock are entitled to receive dividends and distributions subject to the participation rights of holders of all classes of stock at the time outstanding, as such holders may have prior rights as to dividends pursuant to the rights of any series of Preferred Stock. Upon any liquidation, dissolution, or winding up of the Company, after required payments are made to holders of any series of Preferred Stock, any remaining assets of the Company will be distributed ratably to the holders of Common Stock. Holders of Common Stock are entitled to one vote per share.

14. Income (Loss) per Share

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$116	$1,552	$2,559	$(1,545)
Net (loss) income from discontinued operation	(4)	(30)	(30)	12
Net income (loss)	$112	$1,522	$2,529	$(1,533)

Denominator:
Basic weighted-average common shares outstanding	11,229,819	11,178,462	11,227,160	11,169,468
Dilutive shares	4,033	63,763	15,112	—
Diluted weighted-average common shares outstanding	11,233,852	11,242,225	11,242,272	11,169,468

Net income (loss) per share from continuing operations - Basic:	$0.01	$0.14	$0.23	$(0.14)
Net income (loss) per share from discontinued operations - Basic:	(0.00)	(0.00)	(0.00)	0.00
Net income (loss) per share - Basic:	$0.01	$0.14	$0.23	$(0.14)

Net income (loss) per share from continuing operations - Diluted:	$0.01	$0.14	$0.23	$(0.14)
Net income (loss) per share from discontinued operations - Diluted:	(0.00)	(0.00)	(0.01)	0.00
Net income (loss) per share - Diluted:	$0.01	$0.14	$0.22	$(0.14)

The Company reported a net loss for the six months ended June 30, 2019. Accordingly, the potentially dilutive effect of 864,257 stock options and 11,201 restricted stock units were excluded from the computation of diluted earnings per share as of June 30, 2019, as their inclusion would be anti-dilutive.

15. Commitments and Contingencies; Litigation Settlement

Contingencies

In accordance with applicable accounting guidance, the Company establishes an accrued liability when loss contingencies are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Company will establish an accrued liability and record a corresponding amount of expense. The Company expenses professional fees associated with litigation claims and assessments as incurred.

Derivative Suit

Heckermann v. Montross et al., Case No. 1:17-CV-01673 (D. Del.) (the “Derivative Suit”)

On November 20, 2017, a purported CPI stockholder filed a stockholder derivative complaint in the United States District Court for the District of Delaware (the “Court”) against certain of CPI’s former officers and current and former directors, along with the sponsors of CPI’s October 2015 initial public offering (“IPO”). CPI is also named as a nominal defendant. The derivative complaint asserts claims under §§10(b) and 20(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 and seeks, among other things, injunctive relief, damages and costs. It alleges false or misleading statements and omissions in the Registration Statement filed by CPI in connection with its IPO and subsequent public filings and statements. The derivative complaint also asserts claims for purported breaches of fiduciary duties, unjust enrichment, mismanagement and waste of corporate assets.

On December 18, 2019, the parties filed a Stipulation and Agreement of Settlement to resolve and dismiss the Derivative Suit, and on April 1, 2020, the Court granted final approval of the settlement set forth therein and dismissed with prejudice all claims (the “Settlement”). Under the Settlement, (i) all claims that were or could have been asserted in the Derivative Suit were resolved and discharged, (ii) the Company agreed to implement certain corporate governance reforms, and (iii) the Company’s insurer agreed to pay fees and expenses awarded to the plaintiff’s counsel in the amount of $343 and a service award to the plaintiff of a nominal amount. There was no liability necessary to be recorded for the Settlement as of June 30, 2020, or December 31, 2019.

In addition to the matters described above, the Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

Estimated Sales Tax Liability

The Company is in the process of evaluating and finalizing a state sales tax liability analysis for states in which it has economic nexus, and collecting exemption documentation from its customers. It is probable that the Company will be subject to sales tax liabilities plus interest and penalties in certain states and therefore has estimated a liability of $2,700 as of June 30, 2020, which is included in accrued expenses in the condensed consolidated balance sheets, and selling, general, and administrative expenses in the condensed consolidated statements of operations. Due to the complexity of the analysis and remaining information needed from customers, the Company expects that this estimate will change in the future and could exceed the original estimate. In addition, any amounts related to prior sales taxes that are recovered from customers would be recorded in future periods and reduce the estimated expense.

Litigation Settlement

CPI Card Group Inc. v. Multi Packaging Solutions, Inc., et al. Second Case

During the summer of 2017, the Company and its subsidiary, CPI Card Group – Minnesota, Inc. (together, the “Company Plaintiffs”), commenced a lawsuit in the United States District Court for the District of Minnesota against a former employee, Multi Packaging Solutions, Inc. (“MPS”), and two MPS employees as individuals (collectively, the “Defendants”).  On June 12, 2019, the Company Plaintiffs and the Defendants reached a settlement pursuant to which the case was resolved and dismissed by mutual agreement on terms that provided for, among other things, a cash payment to the Company.  The Company received a $6,000 cash settlement payment during the second quarter of 2019, and recorded the gain within income from operations, in the Other segment.  The case was dismissed in its entirety, with prejudice, by court order on July 12, 2019.

16. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan. Effective March 25, 2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of Common Stock authorized for issuance thereunder by 400,000. The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance. As of June 30, 2020, there were 367,703 shares available for grant under the Omnibus Plan.

During the six months ended June 30, 2020, and during the fiscal year ended December 31, 2019, the Company did not grant any awards of non-qualified stock options. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2019	793,084	$14.91
Forfeited	(80,790)	$12.26
Outstanding as of June 30, 2020	712,294	$15.21	6.70
Options vested and exercisable as of June 30, 2020	507,938	$19.46	6.50
Options vested and expected to vest as of June 30, 2020	712,294	$15.21	6.70

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
	Options	Grant-Date Fair Value

Unvested as of December 31, 2019	250,571	$1.90
Forfeited	(16,028)	2.33
Vested	(30,187)	3.39
Unvested as of June 30, 2020	204,356	$1.64

Unvested options as of June 30, 2020, will vest as follows:

2020	157,895
2021	46,461
Total unvested options as of June 30, 2020	204,356

The following table summarizes the changes in the number of outstanding restricted stock units:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Units	Fair Value	(in Years)
Outstanding as of December 31, 2019	7,347	$22.49
Vested	(6,216)	21.75
Forfeited	(203)	21.75
Outstanding as of June 30, 2020	928	$27.60	0.24

During the six months ended June 30, 2020, and during the fiscal year ended December 31, 2019, the Company did not grant any awards of restricted stock units. Unvested restricted stock units of 928 as of June 30, 2020, will vest entirely by the end of 2020.

During the year ended December 31, 2017, the Company granted awards of 932,837 cash performance units with a grant-date fair value of $663. These awards settled in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units were based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The Company recognized compensation expense on a straight-line basis for each annual performance period. The cash performance units were accounted for as a liability and remeasured to fair value at the end of each reporting period.  During the six months ended June 30, 2020, the third tranche of the cash performance units vested and the Company made a cash payment of $68 to the award recipients. There are no outstanding cash performance units as of June 30, 2020.

Compensation expense for the Omnibus Plan for the three months ended June 30, 2020 and 2019 was $18 and $161, respectively. Compensation expense for the six months ended June 30, 2020 and 2019 was $59 and $308, respectively. As of June 30, 2020, the total unrecognized compensation expense related to unvested options, and restricted stock units is not significant, and the expense is expected to be recognized over an estimated weighted-average period of less than one year.

CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan

In 2007, the Company’s Board of Directors adopted the CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (the “Option Plan”). Under the provisions of the Option Plan, stock options could be granted to employees, directors and consultants at an exercise price greater than or equal to (and not less than) the fair market value of a share on the date the option was granted. As a result of the Company’s adoption of its Omnibus Plan, no further awards will be made under the Option Plan. During the year ended December 31, 2019, the remaining 6,600 outstanding shares in the Option Plan were exercised. As such, there were no outstanding shares remaining as of December 31, 2019 or June 30, 2020.  There was no compensation expense related to options previously granted under the Option Plan, for the three and six months ended June 30, 2020 and 2019.

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

EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate segment operating performance. As the Company uses the term, EBITDA is defined as income before interest expense, income taxes, depreciation and amortization. The Company’s chief operating decision maker believes EBITDA is a meaningful measure and is useful as a supplement to GAAP measures as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company’s chief operating decision maker uses EBITDA to perform periodic reviews and comparison of operating trends and to identify strategies to improve the allocation of resources amongst segments.

As of June 30, 2020, the Company’s reportable segments were as follows:

●    Debit and Credit,

●    Prepaid Debit, and

●    Other.

The Other category includes the Company’s corporate office and, for the three and six months ended June 30, 2019, a less significant operating segment that historically derived its revenue from the production of financial payment cards and retail gift cards in Canada. The Company’s Canadian subsidiary was sold on April 1, 2019. The sale did not include the portions of the business relating to Financial Payment Cards, as those business customers of the Canadian subsidiary migrated to the Company’s operations in the Debit and Credit segment or to other service providers in 2019.

Performance Measures of Reportable Segments

Net Sales and EBITDA of the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019, were as follows:

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Debit and Credit	$58,306	$51,086	$118,145	$100,015
Prepaid Debit	13,536	15,966	28,076	32,710
Other	—	—	—	1,679
Intersegment eliminations	(464)	(151)	(874)	(637)
Total	$71,378	$66,901	$145,347	$133,767

	EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Debit and Credit	$10,593	$10,590	$25,673	$20,970
Prepaid Debit	3,982	5,880	8,642	11,659
Other	(7,947)	(3,435)	(15,921)	(11,741)
Total	$6,628	$13,035	$18,394	$20,888

The following table provides a reconciliation of total segment EBITDA from continuing operations to net income (loss) from continuing operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Total segment EBITDA from continuing operations	$6,628	$13,035	$18,394	$20,888
Interest, net	(6,772)	(6,438)	(12,860)	(12,762)
Income tax benefit (expense)	4,414	(777)	5,357	(1,180)
Depreciation and amortization	(4,154)	(4,268)	(8,332)	(8,491)
Net income (loss) from continuing operations	$116	$1,552	$2,559	$(1,545)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019

Debit and Credit	$205,266	$176,496
Prepaid Debit	27,238	25,259
Other	14,000	11,732
Total assets	$246,504	$213,487

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “guides,” “provides guidance,” “provides outlook,” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us, and other information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or other events may vary materially from those described herein. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 on our business, including our supply-chain, customer demand, workforce, operations and ability to comply with certain covenants in our credit facilities; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; our lack of eligibility to participate in government relief programs related to COVID-19 or inability to realize material benefits from such programs; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state retailers, and challenges to our income tax positions; the restrictive terms of our credit facilities and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; system security risks, data protection breaches and cyber-attacks; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security, including with respect to possible exposure to litigation and/or regulatory penalties under applicable data privacy and other laws for failure to so comply; interruptions in our operations, including our IT systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; disruptions in production at one or more of our facilities; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement, claims that our technology is infringing on the intellectual property of others, and risks related to open source software; defects in our software; problems in production quality, materials and process; a disruption or other failure in our supply chain; our failure to retain our existing customers or identify and attract new customers; a loss of market share or a decline in profitability resulting from competition; our inability to recruit, retain and develop qualified personnel, including key personnel; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; our inability to develop, introduce and commercialize new products; the effect of legal and regulatory proceedings; failure to meet the continued listing standards of the Toronto Stock Exchange or the rules of the OTCQX® Best Market; a continued decrease in the value of our common stock combined with our common stock no longer being traded on a United States national securities exchange, which may prevent investors or potential investors from investing or achieving a meaningful degree of liquidity; developing technologies that make our existing technology solutions and products obsolete or less relevant or a failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the Payment Card Industry (“PCI”) Security Standards Council security standards or other industry standards; costs relating to product defects and any related product liability and/or warranty claims; maintenance and further imposition of tariffs and/or trade restrictions on, or slow-downs or interruptions in our ability to obtain, goods imported into the United States; our dependence on licensing arrangements; risks associated with international operations; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products; our ability to comply with a wide variety of environmental, health and safety laws and regulations and the exposure to liability for any failure to comply; risks associated with the controlling stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our largest stockholder; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2020, Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, and our other reports filed from time to time with the SEC.

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

Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard ®, American Express ® and Discover® in the United States) and Interac (in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provide card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card market through more than 20 years of experience. We serve a diverse set of over 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States, and the largest Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) and card processors.

We serve our customers through a network of production and card services facilities, including high-security facilities in the United States which are audited for compliance by one or more of the Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council. This leading network of high-security production facilities allows us to optimize our solutions offerings and to serve the needs of our diverse customer base.

Driven by a combination of our strong relationships, quality, technology, and innovation, we believe we have strong positions in the following markets:

●	the U.S. prepaid debit market, serving several of the top U.S. Prepaid Debit Card program managers;
●	the U.S. small to mid-sized issuer market, which includes independent community banks and credit unions; and
●	the U.S. large issuer market, serving some of the largest debit and credit card issuers.

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

In the fourth quarter of 2018, we entered into a definitive agreement to sell our Canadian subsidiary. The sale did not include the portions of the business relating to Financial Payment Cards, as that business migrated to our operations in the Debit and Credit segment or to other service providers in 2019. The transaction closed on April 1, 2019, and we received cash proceeds of $1.5 million.  After the payment of liabilities and transaction costs, including employee termination costs (the majority of which were expensed in 2018), the sale did not have a significant impact on cash, and no significant loss on sale was recorded.  In connection with the disposition of the Canadian subsidiary, the Company released the related cumulative translation adjustment of $1.3 million from “Accumulated Other Comprehensive Loss” on the condensed consolidated balance sheet into “Foreign Currency Loss” on the condensed consolidated statement of operations during the six months ended June 30, 2019. The Canadian subsidiary was not a significant operating segment and the financial results of this business through the transaction closing date were presented as part of the Other reportable segment.

COVID-19 Update

On March 11, 2020, WHO characterized COVID-19 as a pandemic. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act – the legislation that directs federal emergency disaster response. The broader and long-term implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The adverse effects of the COVID-19 pandemic have become widespread, including in the locations where we, our customers and our suppliers conduct business. The health and safety of our employees remains paramount, and we continue to follow the safety precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention.  All of CPI’s operations remain open and continue to provide direct and essential support to the financial services industry. However, we may experience constrained supply, curtailed customer demand or impacts on our workforce that could materially adversely impact our business, results of operations and overall financial performance in future periods. While CPI’s net sales in the second quarter and first half of 2020 increased over the prior year, we experienced lower customer demand than expected (which we believe is primarily attributable to the COVID-19 pandemic), and we may experience further effects in the Company’s results of operations and overall financial performance in future periods. There can be no assurance that the Company’s strategies will be successful in effectively managing the Company’s resources and mitigating the negative impact of the COVID-19 pandemic on our business and operating results. See Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 for further discussion of the possible impact of the COVID-19 pandemic on the business.

              On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. CPI is continuing to evaluate the applicability of the CARES Act to the Company, and the potential impacts on the business. Refer to Note 12, Income Taxes – Continuing Operations, for a discussion of the CARES Act income tax refund the Company has applied for. In addition, we have applied for the deferment of employer side social security payments during the second quarter of 2020. While we are participating in certain programs under the CARES Act, the Act and its guidance are subject to change, and there is no guarantee that CPI will continue to meet eligibility requirements or that such programs will provide meaningful benefit to our business.

The Company evaluates goodwill for impairment at least annually on October 1, or more frequently when an event occurs or circumstances change such that the carrying value may not be recoverable. The potential negative implications of COVID-19, and a related potential decline in the Company’s total fair value of invested capital and financial performance for reporting units with goodwill, could require the Company to perform a quantitative test for goodwill impairment in future quarters. As of June 30, 2020, all of the Company’s $47.2 million of goodwill is included within reporting units in the Debit and Credit segment.

Results of Continuing Operations

The following table presents the components of our condensed consolidated statements of continuing operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net sales:
Products	$39,077	$33,125	$81,578	$65,882
Services	32,301	33,776	63,769	67,885
Total net sales	71,378	66,901	145,347	133,767
Cost of sales	48,226	44,520	96,485	89,865
Gross profit	23,152	22,381	48,862	43,902
Operating expenses (1)	20,646	18,285	38,673	36,236
Litigation settlement gain (2)	—	(6,000)	—	(6,000)
Income from operations	2,506	10,096	10,189	13,666
Other expense, net:
Interest, net	(6,772)	(6,438)	(12,860)	(12,762)
Foreign currency (loss) gain	(25)	(1,321)	(33)	(1,280)
Other income (expense), net	(7)	(8)	(94)	11
Income (loss) from continuing operations before income taxes	(4,298)	2,329	(2,798)	(365)
Income tax benefit (expense)	4,414	(777)	5,357	(1,180)
Net income (loss) from continuing operations	$116	$1,552	$2,559	$(1,545)

(1) Includes an estimated sales tax expense of $2.7 million recorded during the second quarter of 2020.

(2) Refer to Note 15. Commitments and Contingencies; Litigation Settlement, for further information regarding the cash litigation settlement gain.

Segment Discussion

Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019

Net Sales

	Three Months Ended June 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$58,306	$51,086	$7,220	14.1%
Prepaid Debit	13,536	15,966	(2,430)	(15.2)%
Other	—	—	—	—%
Eliminations	(464)	(151)	(313)	* %
Total	$71,378	$66,901	$4,477	6.7%

* Not meaningful

Net sales for the three months ended June 30, 2020 increased $4.5 million, or 6.7%, to $71.4 million compared to $66.9 million for the three months ended June 30, 2019.

Debit and Credit:

Net sales for Debit and Credit for the three months ended June 30, 2020 increased $7.2 million, or 14.1%, to $58.3 million compared to $51.1 million for the three months ended June 30, 2019. The net sales increase was primarily due to higher volumes of dual-interface EMV® card sales, including a significant amount of Second Wave® cards featuring a core made with recovered ocean bound plastic. In addition, net sales increased from CPI on-Demand card personalization due to new customer wins and higher volumes from our existing customers, and from COVID-19 related wins of government disbursement work. Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards, which benefitted the current year sales increase compared to the prior year period. Partially offsetting these increases were reductions in volumes from card personalization and Card@Once instant issuance product sales in the second quarter of 2020. The decline in volumes was primarily as a result of impacts from COVID-19 and governmental stay-at-home orders, including fewer new accounts and replacement cards, and the closure of certain bank branches or reduced hours of operation.

Prepaid Debit:

Net sales for Prepaid Debit for the three months ended June 30, 2020, decreased $2.4 million, or 15.2%, to $13.5 million, compared to $16.0 million for the three months ended June 30, 2019. The decrease was primarily a result of reduced sales volumes primarily associated with COVID-19 impacts, including lower retail store traffic resulting from governmental stay-at-home orders during the second quarter of 2020.

Other:

During the three months ended June 30, 2020, and 2019, there were no sales in the Other segment. In April 2019, we sold the Canadian subsidiary, which was the only operation contributing to Other segment net sales.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$18,615	31.9%	$15,872	31.1%	$2,743	17.3%
Prepaid Debit	4,537	33.5%	6,509	40.8%	(1,972)	(30.3)%
Other	—	—%	—	—%	—	—%
Total	$23,152	32.4%	$22,381	33.5%	$771	3.4%

Gross profit for the three months ended June 30, 2020, increased $0.8 million, or 3.4%, to $23.2 million compared to $22.4 million for the three months ended June 30, 2019. Gross profit margin for the three months ended June 30, 2020 decreased to 32.4% compared to 33.5% for the three months ended June 30, 2019, primarily due to the decline in the Prepaid Debit segment.

Debit and Credit:

Gross profit for Debit and Credit for the three months ended June 30, 2020, increased $2.7 million, or 17.3%, to $18.6 million compared to $15.9 million during the three months ended June 30, 2019. The increase in gross profit for the Debit and Credit segment was driven primarily by higher sales volumes and pricing of dual interface EMV cards, including Second Wave® cards. In addition, higher sales from CPI on-Demand card personalization and government disbursement work contributed to an improvement in gross profit compared to the prior year. Gross profit margin increased to 31.9% during the three months ended June 30, 2020, compared to 31.1% in the prior year period, primarily due to favorable operating leverage from higher dual interface card sales volumes including Second Wave® cards, card personalization sales mix from dual interface EMV cards and higher CPI on-Demand net sales.

Prepaid Debit:

Gross profit for Prepaid Debit during the three months ended June 30, 2020 decreased 30.3% to $4.5 million compared to $6.5 million for the three months ended June 30, 2019. Gross profit margin for Prepaid Debit for the three months ended June 30, 2020, decreased to 33.5% compared to 40.8% for the three months ended June 30, 2019. The decrease in gross profit and margin was primarily attributed to lower sales resulting in unfavorable cost absorption.

Other:

For the three months ended June 30, 2020 and 2019, there was no gross profit in the Other segment. In April 2019, we sold our Canadian subsidiary and no longer have any operations contributing to Other segment net sales or gross profit.

Operating Expenses, net

	Three Months Ended June 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses, net, by segment:
Debit and Credit	$10,377	17.8%	$7,883	15.4%	$2,494	31.6%
Prepaid Debit	1,103	8.1%	1,135	7.1%	(32)	(2.8)%
Other	9,166	* %	9,267	* %	(101)	(1.1)%
Other-litigation settlement	—	—%	(6,000)	*	6,000	* %
Total	$20,646	28.9%	$12,285	18.4%	$8,361	68.1%

* Not meaningful

Operating expenses, net, for the three months ended June 30, 2020, increased $8.4 million, or 68.1%, to $20.6 million compared to $12.3 million for the three months ended June 30, 2019. The increase was primarily due to the cash litigation settlement gain of $6.0 million recorded in the second quarter of 2019, which was a reduction to net operating expenses, and an estimated sales tax expense of $2.7 million recorded in the second quarter of 2020 within the Debit and Credit segment. The Company is in the process of evaluating and finalizing a state sales tax analysis and recorded an estimated expense. Due to the complexity of the analysis and remaining information needed from customers, we expect this estimate will change in the future. Refer to Item 1 Financial Statements, Note 15, Commitments and Contingencies, for further discussion regarding the sales tax liability.

Debit and Credit:

Debit and Credit operating expenses increased $2.5 million to $10.4 million in the three months ended June 30, 2020 compared to $7.9 million in the three months ended June 30, 2019, primarily due to the $2.7 million estimated sales tax expense recorded in the second quarter of 2020.

Prepaid Debit:

Prepaid Debit operating expenses decreased slightly for the three months ended June 30, 2020 when compared to the three months ended June 30, 2019 primarily due to certain cost reductions.

Other:

Other operating expenses during the three months ended June 30, 2020 decreased $0.1 million compared to the three months ended June 30, 2019. The reduction in operating expenses was primarily due to certain cost reductions. During the three months ended June 30, 2019, we received $6.0 million cash, which was recorded as a reduction to net operating expenses, related to a litigation settlement.

Income from Operations and Operating Margin

	Three Months Ended June 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Income (loss) from operations by segment:
Debit and Credit	$8,238	14.1%	$7,985	15.6%	$253	3.2%
Prepaid Debit	3,434	25.4%	5,374	33.7%	(1,940)	(36.1)%
Other	(9,166)	* %	(3,263)	* %	(5,903)	(180.9)%
Total	$2,506	3.5%	$10,096	15.1%	$(7,590)	(75.2)%
* Not meaningful

Income from operations for the three months ended June 30, 2020 was $2.5 million compared to income from operations of $10.1 million for the three months ended June 30, 2019. The Company’s operating income margin for the three months ended June 30, 2020 decreased to 3.5% compared to 15.1% for the three months ended June 30, 2019. In the prior year period, we reached a litigation settlement and received $6.0 million cash which was recorded through income from operations within the Other segment. In the second quarter of 2020, we recorded an estimated sales tax expense of $2.7 million within the Debit and Credit segment.

Debit and Credit:

Income from operations for Debit and Credit for the three months ended June 30, 2020 increased $0.3 million, to $8.2 million compared to $8.0 million for the three months ended June 30, 2019 due primarily to higher sales volumes and pricing of dual interface EMV cards including Second Wave® cards, CPI on-Demand card personalization, and government disbursement work. The impact of these improvements to income from operations were partially offset by higher operating expenses as a result of the $2.7 million estimated sales tax expense recorded in the second quarter of 2020. Operating margins for the three months ended June 30, 2020 decreased to 14.1% compared to 15.6% for the three months ended June 30, 2019, primarily due to the estimated sales tax expense recorded in the second quarter of 2020.

Prepaid Debit:

Income from operations for Prepaid Debit for the three months ended June 30, 2020 decreased to $3.4 million compared to $5.4 million for the three months ended June 30, 2019, due to reduced sales volumes primarily from COVID-19 impacts from lower retail store traffic. Operating income margin for the three months ended June 30, 2020 decreased to 25.4% from 33.7% for the same period in 2019, primarily as a result of unfavorable cost absorption from lower sales, which impacted gross profit and operating expenses.

Other:

The loss from operations in Other was $9.2 million for the three months ended June 30, 2020 compared to a loss from operations of $3.3 million for the same time period in 2019. The loss from operations was higher in the second quarter of 2020 by $5.9 million, primarily due to the $6.0 million litigation settlement gain recorded during the second quarter of 2019, partially offset by lower current period operating expenses from certain cost reductions.

Interest, net:

Interest expense for the three months ended June 30, 2020 increased to $6.8 million compared to $6.4 million for the three months ended June 30, 2019. Interest expense is higher in the second quarter of 2020 as a result of interest incurred the new $30.0 million Senior Credit Facility entered into on March 6, 2020. Partially offsetting this additional expense is a decline in the interest incurred on our First Lien Term Loan due to lower average interest rates for the three months ended June 30, 2020 compared to the same period in 2019.

Income tax benefit (expense):

During the three months ended June 30, 2020, we recorded an income tax benefit of $4.4 million on pre-tax loss of $4.3 million, representing an effective income tax rate of 102.7%. During the three months ended June 30, 2019, we recorded an income tax expense of $0.8 million on pre-tax income of $2.3 million, representing an effective tax rate of 33.4%. For the quarter ended June 30, 2020, the effective tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of a partial valuation allowance for the limitation on the deductibility of interest expense in 2020, permanent items, and state taxes.

Net income (loss) from continuing operations:

During the three months ended June 30, 2020, net income from continuing operations was $0.1 million, compared to $1.6 million during the three months ended June 30, 2019. The change was primarily due to higher operating expenses, net, as a result of the cash litigation settlement gain of $6 million recorded in the prior year, and the current year estimated sales tax expense of $2.7 million. This was partially offset by higher net sales and gross profit, and a larger income tax benefit for the second quarter of 2020.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019

Net Sales

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$118,145	$100,015	$18,130	18.1%
Prepaid Debit	28,076	32,710	(4,634)	(14.2)%
Other	—	1,679	(1,679)	(100.0)%
Eliminations	(874)	(637)	(237)	* %
Total	$145,347	$133,767	$11,580	8.7%

* Not meaningful

Net sales for the six months ended June 30, 2020 increased $11.6 million, or 8.7%, to $145.3 million compared to $133.8 million for the six months ended June 30, 2019.

Debit and Credit:

Net sales for Debit and Credit for the six months ended June 30, 2020 increased $18.1 million, or 18.1%, to $118.1 million compared to $100.0 million for the six months ended June 30, 2019. The net sales increase was primarily due to higher volumes of dual-interface EMV® card sales, including a significant amount of Second Wave® cards featuring a core made with recovered ocean bound plastic. In addition, net sales increased from CPI on-Demand card personalization due to new customer wins and higher volumes from our existing customers, and from COVID-19 related wins of government disbursement work.  Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards, which benefitted the current year sales increase compared to the prior year period. Partially offsetting these increases were reductions in volumes from card personalization and Card@Once instant issuance product sales in the second quarter of 2020. The decline in volumes was primarily as a result of impacts from COVID-19 and governmental stay-at-home orders, including fewer new accounts and replacement cards, and the closure of certain bank branches or reduced hours of operation.

Prepaid Debit:

Net sales for Prepaid Debit for the six months ended June 30, 2020 decreased $4.6 million, or 14.2%, to $28.1 million, compared to $32.7 million for the six months ended June 30, 2019. The decrease was a result of reduced sales volumes primarily from COVID-19 impacts, including lower retail store traffic resulting from governmental stay-at-home orders during the second quarter of 2020. In addition, in the prior year period, we benefited from higher sales as the Company supported customers through changing regulatory requirements in the industry.

Other:

There were no Other net sales for the six months ended June 30, 2020, compared to $1.7 million for the six months ended June 30, 2019. In April 2019, we sold the Canadian subsidiary, which was the only operation contributing to Other segment net sales.

Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$39,085	33.1%	$31,144	31.1%	$7,941	25.5%
Prepaid Debit	9,777	34.8%	12,855	39.3%	(3,078)	(23.9)%
Other	—	—%	(97)	* %	97	* %
Total	$48,862	33.6%	$43,902	32.8%	$4,960	11.3%

* Not meaningful

Gross profit for the six months ended June 30, 2020 increased $5.0 million, or 11.3%, to $48.9 million compared to $43.9 million for the six months ended June 30, 2019. Gross profit margin for the six months ended June 30, 2019 increased to 33.6% compared to 32.8% for the six months ended June 30, 2019.

Debit and Credit:

Gross profit for Debit and Credit for the six months ended June 30, 2020 increased $7.9 million, or 25.5%, to $39.1 million compared to $31.1 million during the six months ended June 30, 2019. The increase in gross profit was driven primarily by higher sales volumes and pricing of dual interface EMV cards, including Second Wave® cards. In addition, higher sales from CPI on-Demand card personalization and government disbursement work contributed to an improvement in gross profit compared to the prior year. Gross profit margin increased to 33.1% during the six months ended June 30, 2020, compared to 31.1% in the prior year period, due to favorable operating leverage from higher dual interface card sales volumes, card personalization sales mix from dual interface EMV cards and higher CPI on-Demand net sales.

Prepaid Debit:

Gross profit for Prepaid Debit during the six months ended June 30, 2020 decreased 23.9% to $9.8 million compared to $12.9 million for the six months ended June 30, 2019. Gross profit margin for Prepaid Debit for the six months ended June 30, 2020 decreased to 34.8% compared to 39.3% for the six months ended June 30, 2019. The decrease in gross profit and margin was attributed to lower sales described previously which resulted in unfavorable cost absorption.

Other:

There was no gross profit for the six months ended June 30, 2020 compared to gross loss of $0.1 million for the six months ended June 30, 2019.  In April 2019, we sold our Canadian subsidiary and no longer have any operations contributing to Other segment net sales or gross profit.

Operating Expenses, net

	Six Months Ended June 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses, net, by segment:
Debit and Credit	$18,188	15.4%	$15,378	15.4%	$2,810	18.3%
Prepaid Debit	2,227	7.9%	2,166	6.6%	61	2.8%
Other	18,258	* %	18,692	* %	(434)	(2.3)%
Other-litigation settlement	—	—	(6,000)	*	6,000	* %
Total	$38,673	26.6%	$30,236	22.6%	$8,437	27.9%

* Not meaningful

Operating expenses, net, for the six months ended June 30, 2020 increased $8.4 million, or 27.9%, to $38.7 million compared to $30.2 million for the six months ended June 30, 2019.  The increase was primarily due to the cash litigation settlement gain of $6.0 million recorded in the second quarter of 2019, which was a reduction to net operating expenses, and the estimated sales tax expense of $2.7 million recorded in the second quarter of 2020 within the Debit and Credit segment. The Company is in the process of evaluating and finalizing a state sales tax analysis and recorded an estimated expense. Due to the complexity of the analysis and remaining information needed from customers, we expect this estimate will change in the future. Refer to Item 1 Financial Statements, Note 15, Commitments and Contingencies, for further disclosure regarding the sales tax liability.

Debit and Credit:

Debit and Credit operating expenses increased $2.8 million to $18.2 million in the six months ended June 30, 2020 compared to $15.4 million in the six months ended June 30, 2019, primarily due to the $2.7 million estimated sales tax expense recorded in the second quarter of 2020.

Prepaid Debit:

Prepaid Debit operating expenses increased slightly by $0.1 million for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019.

Other:

Other operating expenses were down $0.4 million for the six months ended June 30, 2020, when compared to the six months ended June 30, 2019.  The reduction in operating expenses was primarily due to certain cost reductions and expense savings from the sale of our Canadian subsidiary, partially offset by restructuring severance charges incurred in 2020. During the six months ended June 30, 2019, we received $6.0 million cash, which was recorded as a reduction to net operating expenses, related to a litigation settlement.

Income from Operations and Operating Margin

	Six Months Ended June 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Income (loss) from operations by segment:
Debit and Credit	$20,897	17.7%	$15,761	15.8%	$5,136	32.6%
Prepaid Debit	7,550	26.9%	10,690	32.7%	(3,140)	(29.4)%
Other	(18,258)	* %	(12,785)	* %	(5,473)	(42.8)%
Total	$10,189	7.0%	$13,666	10.2%	$(3,477)	(25.4)%
* Not meaningful

Income from operations for the six months ended June 30, 2020 was $10.2 million compared to income from operations of $13.7 million for the six months ended June 30, 2019. The Company’s operating profit margin for the six months ended June 30, 2020 decreased to 7.0% compared to an operating profit margin of 10.2% for the six months ended June 30, 2019.  In the prior year period, we reached a litigation settlement and received $6.0 million cash which was recorded through income from operations within the Other segment. In the second quarter of 2020, we recorded an estimated sales tax expense of $2.7 million within the Debit and Credit segment.

Debit and Credit:

Income from operations for Debit and Credit for the six months ended June 30, 2020 increased $5.1 million, to $20.9 million compared to $15.8 million for the six months ended June 30, 2019. The increase in income from operations was driven primarily by higher sales volumes and pricing of dual interface EMV cards including Second Wave® cards, and CPI on-Demand card personalization and government disbursement work. The impact of these improvements to income from operations were partially offset by higher operating expenses as a result of the $2.7 million estimated sales tax expense recorded in the second quarter of 2020. Operating margins for the six months ended June 30, 2020 increased to 17.7% compared to 15.8% for the six months ended June 30, 2019.

Prepaid Debit:

Income from operations for Prepaid Debit for the six months ended June 30, 2020 decreased to $7.6 million compared to $10.7 million for the six months ended June 30, 2019. The decrease in income from operations was due to reduced sales volumes primarily due to COVID-19 impacts from lower retail store traffic. Operating income margin for the six months ended June 30, 2020 decreased to 26.9% from 32.7% for the same period in 2019, primarily as a result of unfavorable cost absorption from lower sales, impacting gross profit and operating expenses.

Other:

The loss from operations in Other was $18.3 million for the six months ended June 30, 2020, compared to a loss from operations of $12.8 million for the same time period in 2019. The 2019 loss benefited from the $6.0 million cash litigation settlement gain, and was partially offset by lower current period operating expenses from certain cost reductions and cost savings from the sale of our Canadian subsidiary.

Interest, net:

Interest expense for the six months ended June 30, 2020 increased to $12.9 million compared to $12.8 million for the six months ended June 30, 2019. Interest expense was higher in 2020 primarily as a result of interest incurred on the new $30.0 million Senior Credit Facility entered into on March 6, 2020. This additional expense was partially offset by a decline in the interest incurred on our First Lien Term Loan due to lower average interest rates for the six months ended June 30, 2020 compared to the same period in 2019.

Income tax benefit (expense):

During the six months ended June 30, 2020, there was an income tax benefit of $5.4 million on pre-tax loss of $2.8 million, representing an effective income tax rate of 191.5%.  During the six months ended June 30, 2019, we recorded an income tax expense of $1.2 million on pre-tax loss of $0.4 million, representing an effective tax rate of (323.3)%. The effective tax rate differs from the federal U.S. statutory rate in 2020 primarily due to the impact of the CARES Act which was signed into law in March 2020. The CARES Act allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income.  The CARES Act increases the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allows for the acceleration of refunds of alternative minimum tax credits.  For the six months ended June 30, 2020, the Company estimated a tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 127.9%.  In addition, the effective tax rate differs from the federal U.S. statutory rate of 21.0% due to the impact of a partial valuation allowance for the limitation on the deductibility of interest expense, permanent items, and state taxes. In the prior year period, the effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of the partial valuation allowance for the limitation on the deductibility of interest expense.

Net income (loss) from continuing operations:

During the six months ended June 30, 2020, net income from continuing operations was $2.6 million, compared to a $1.5 million loss during the six months ended June 30, 2019. The change was primarily due to higher net sales and gross profit, and a larger income tax benefit for the six months ended June 30, 2020, partially offset by the cash litigation settlement gain recorded in the prior year and the current year estimated sales tax expense.

Liquidity and Capital Resources

At June 30, 2020, we had $54.4 million of cash and cash equivalents. Of this amount, $0.4 million was held in accounts outside of the United States.

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

The Company is party to a First Lien Credit Facility, dated as of August 17, 2015, that includes a First Lien Term Loan that matures on August 17, 2022. On March 6, 2020, the Company entered into a new $30 million Senior Credit Facility which matures on May 17, 2022. The Senior Credit Facility ranks senior in priority to the Company’s First Lien Term Loan, which had $312.5 million outstanding as of June 30, 2020. The Company’s Revolving Credit Facility was terminated concurrently with the new Senior Credit Facility on March 6, 2020.  The Revolving Credit Facility had no borrowings outstanding as of the termination date.

The Senior Credit Facility and the First Lien Term Loan contain customary representations, covenants and events of default, including certain covenants that limit or restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, grant certain types of security interests, incur certain types of liens, sell or transfer assets or enter into a merger or consolidate with another company, enter into sale and leaseback transactions, make certain types of investments, declare or make dividends or distributions, engage in certain affiliate transactions, or modify organizational documents, among other restrictions and subject to certain exceptions. In accordance with the Senior Credit Facility, the Company is also required to have adjusted EBITDA, as defined in the agreement, of $25 million for the previous four consecutive fiscal quarters in total at the end of each quarterly period ending on or after March 31, 2020.

The Senior Credit Facility and the First Lien Term Loan also require prepayment in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the respective agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. The Company was not required to make any prepayments of the First Lien Term Loan with respect to our 2019 annual financial statements.

Interest rates under the Senior Credit Facility are based, at the Company's election, on a Eurodollar rate subject to an interest rate floor of 1.0%, plus a margin of 8.5% or a base rate plus a margin of 7.5%. As of June 30, 2020, the interest rate on our Senior Credit Facility was 9.5%. Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%. As of June 30, 2020, the interest rate on our First Lien Term Loan was 6.38%.

Operating Activities – Continuing Operations

Cash provided by operating activities – continuing operations for the six months ended June 30, 2020 was $12.0 million compared to a usage of $1.0 million during the six months ended June 30, 2019. The year over year improvement was due to net income during the six months ended June 30, 2020 of $2.5 million compared to a net loss of $1.5 million in the prior year period, in addition to working capital cash benefits, primarily in accrued expense and inventories. For the six months ended June 30, 2019, we had a working capital cash usage relating primarily to payments for employee performance incentive compensation earned in 2018 and increases in inventory to support the growth of our business. Cash interest paid during the six months ended June 30, 2020 was $11.5 million, which was lower than the prior year period by $0.1 million, primarily as a result of lower interest rates on our First Lien Term Loan.

Investing Activities – Continuing Operations

Cash used in investing activities – continuing operations for the six months ended June 30, 2020 was $1.6 million, compared to a usage of $1.2 million during the six months ended June 30, 2019. Cash used in investing activities – continuing operations was related primarily to capital expenditures, including investments to support the growth of the business, such as machinery and information technology equipment. In the prior year period, partially offsetting the capital expenditure outflows, we received cash of $1.5 million for the sale of our Canadian subsidiary. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $0.8 million during the six months ended June 30, 2020, compared to $3.4 million during the prior year period.

Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was $25.4 million. The Senior Credit Facility provided $29.1 million of cash, net of discount, partially offset by $2.5 million of associated debt issuance costs during the six months ended June 30, 2020. The Company paid $1.2 million and $0.7 million of principal on finance leases during the six months ended June 30, 2020 and 2019, respectively. For working capital purposes, we borrowed and repaid $11.5 million on the Revolving Credit Facility during the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2019, for which there were no material changes as of June 30, 2020, included:

●	Impairment Assessments of Goodwill and Long-Lived Assets,
●	Revenue Recognition, including estimates of work performed but not completed,
●	Inventory Valuation,
●	Income Taxes, including valuation allowances and uncertain tax positions, and
●	Lease accounting, including incremental borrowing rate estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Except as noted in the following sentence, there have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter of 2020, the Company began implementing enhanced internal controls to appropriately determine compliance with, and accounting for, certain state and local sales tax regulations.

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

On December 18, 2019, the parties filed a Stipulation and Agreement of Settlement (the “Settlement”) to resolve and dismiss the Derivative Suit, and on April 1, 2020, the Court granted final approval of the Settlement, whereby (i) all claims that were or could have been asserted in the Derivative Suit were resolved and discharged, (ii) the Company agreed to implement certain corporate governance reforms, and (iii) the Company’s insurer agreed to pay fees and expenses awarded to the plaintiff’s counsel in the amount of $0.3 million and a service award to the plaintiff of a nominal amount.

The Company is subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been the following material changes with respect to such risk factors.

The ongoing COVID-19 pandemic and responses thereto may, or may continue to, adversely affect our supply chain, workforce, overall operations and financial condition, and our ability to access capital markets and refinance indebtedness, each of which may have a material adverse effect on our business.

Since December 2019, COVID-19 has spread to multiple countries, including the United States and all of the primary markets where we conduct business. As a result, earlier this year almost all U.S. states and many local jurisdictions issued “stay-at-home” orders, quarantine requirements, and executive and other governmental orders, restrictions and recommendations for residents and businesses (some of which are still in place) in an effort to control the spread of COVID-19, including mandating closures of certain businesses not deemed “essential.” CPI was deemed essential in all jurisdictions where we operate and thus was not required to suspend any of our operations. Nevertheless, it is possible that those orders, restrictions or recommendations that are currently no longer in effect may be reinstated and/or that additional orders, restrictions or recommendations may be issued due to the continued outbreak of COVID-19. Such orders, restrictions and recommendations may again result in widespread closures of businesses, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions and cancellations of events, as well as adverse impacts on the national and global economies. Disruptions to our activities and operations resulting from such governmental orders, restrictions and recommendations would negatively impact our business, operating results and financial condition. There is also a risk that government actions will not be effective at containing COVID-19 and that government actions intended to contain the spread of COVID-19 will have a devastating long-term negative impact on the national and world economies, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.

The duration of COVID-19's impact on our business may be difficult to assess or predict. The widespread pandemic may result for an extended period in significant disruption of global financial markets, which may reduce or eliminate our ability to access capital markets and/or to refinance our existing indebtedness, which would negatively affect our liquidity. Further, the actual and potential governmental orders, restrictions and recommendations described above (which may include travel and import restrictions) in response to COVID-19 have resulted in delays in certain of our suppliers’ deliveries to us and could continue to disrupt our supply chain and thus our ability to obtain materials needed to manufacture our products. Any import or other cargo restrictions related to our products or the materials used to manufacture our products would restrict our ability to manufacture products and thereby harm our business, financial condition and results of operations. Also, such orders, restrictions and recommendations have resulted and may continue to result in increased transportation costs for materials from our suppliers (for which we are responsible), which may negatively impact our cash flows, as well as increased transportation costs for our products that we ship to our customers (for which our customers are responsible), which may adversely affect customer demand. Additionally, if we are required to disrupt operations at or to close any of our facilities, or if we elect to do so to protect our employees from an actual or potential outbreak of COVID-19 at any facility, such disruption or closure could impair our ability to fulfill customer orders and may have a material adverse impact on our revenues and increase our costs and expenses. In the event of such a disruption or closure at one of our facilities, our other facilities may not be able to effectively assume the production activities of such impacted facility due to insufficient capacity, lack of necessary specialized equipment, higher production costs and/or significant time needed to increase production, any of which may result in failure to meet our customers’ requirements, resulting in negative impact to our business, results of operations and/or financial condition. Moreover, our key personnel and other employees could be affected by COVID-19, potentially reducing their availability. We may also delay or reduce certain capital spending and related projects until the impacts of COVID-19 begin to abate, which would delay the completion of such projects.

Customer demand for and our ability to sell and market our products may be adversely affected by the COVID-19 pandemic and responses thereto.

As discussed above, earlier this year state and local governments imposed orders, restrictions and recommendations resulting in closures of businesses, work stoppages, travel restrictions, social distancing practices and cancellations of gatherings and events, some of which are still in place. The reinstating of those orders, restrictions and recommendations that are currently no longer in effect and/or the issuance of additional orders, restrictions and recommendations, combined with fears of the spreading of COVID-19, may cause certain of our customers to delay, cancel or reduce orders of our products and services. A sustained deterioration in general economic conditions may adversely affect our profits, revenue and financial performance if credit card issuers reduce credit limits, close accounts, and become more selective with respect to whom they issue credit cards as a result thereof. We are unable to accurately predict how these factors will reduce our sales going forward and when orders, restrictions and recommendations that are in place or may be put in place will be relaxed or lifted. There can be no assurances that our customers will resume purchases of our products and services upon termination of orders, restrictions and recommendations, particularly if there remains any continued community outbreak of COVID-19. A prolonged economic contraction or recession may also result in our customers seeking to reduce their costs and expenditures, which could result in lower demand for our products or a shift to demand for lower margin products. If our sales decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected. Additionally, our sales and marketing personnel often rely on in-person meetings and interaction with our customers. COVID-19 related restrictions have thus harmed our sales and marketing efforts, and continued restrictions could have a negative impact on our sales and results of operations.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are continuing to evaluate the applicability of the CARES Act to the Company, and the potential impacts on our business. While we may determine to apply for, or otherwise participate in, such programs, there is no guarantee that we will meet any eligibility requirements to participate in such programs or, even if we are able to participate, that such programs will provide meaningful benefit to our business.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the economy as a whole. However, these effects may harm our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales and ability to continue as a going concern.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Amendment to Credit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

August 5, 2020	/s/ John Lowe
John Lowe
Chief Financial Officer
(Principal Financial Officer)