Form 10-Q
period 2020-09-30
CPI Card Group Inc.
filed 2020-11-03
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020.

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

Yes ☐     No ⌧

Number of shares of Common Stock, $0.001 par value, outstanding as of October 22, 2020: 11,230,482

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$50,349	$18,682
Accounts receivable, net of allowances of $291 and $395, respectively	59,093	42,832
Inventories	20,166	20,192
Prepaid expenses and other current assets	4,267	6,345
Income taxes receivable	7,795	4,164
Total current assets	141,670	92,215
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	35,473	41,612
Intangible assets, net	27,355	30,802
Goodwill	47,150	47,150
Other assets	2,040	1,232
Total assets	$253,688	$213,011
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$17,223	$16,482
Accrued expenses	29,527	24,735
Deferred revenue and customer deposits	885	468
Total current liabilities	47,635	41,685
Long-term debt	335,759	307,778
Deferred income taxes	6,656	6,366
Other long-term liabilities	9,012	11,478
Total liabilities	399,062	367,307
Commitments and contingencies (Note 15)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,230,482 and 11,224,191 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11	11
Capital deficiency	(111,910)	(111,988)
Accumulated loss	(33,475)	(42,319)
Total stockholders’ deficit	(145,374)	(154,296)
Total liabilities and stockholders’ deficit	$253,688	$213,011

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Products	$43,462	$33,963	$125,040	$99,845
Services	39,240	37,718	103,009	105,603
Total net sales	82,702	71,681	228,049	205,448
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	27,490	22,182	79,780	65,769
Services (exclusive of depreciation and amortization shown below)	22,133	21,329	60,986	62,142
Depreciation and amortization	2,472	2,813	7,938	8,403
Total cost of sales	52,095	46,324	148,704	136,314
Gross profit	30,607	25,357	79,345	69,134
Operating expenses, net:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	15,617	16,104	48,893	49,541
Depreciation and amortization	1,508	1,513	4,498	4,539
Litigation settlement gain	—	—	—	(6,000)
Total operating expenses, net	17,125	17,617	53,391	48,080
Income from operations	13,482	7,740	25,954	21,054
Other expense, net:
Interest, net	(6,298)	(6,085)	(19,158)	(18,847)
Foreign currency gain (loss)	23	(40)	(10)	(1,320)
Other income (expense), net	4	14	(90)	25
Total other expense, net	(6,271)	(6,111)	(19,258)	(20,142)
Income from continuing operations before income taxes	7,211	1,629	6,696	912
Income tax (expense) benefit	(1,402)	(2,258)	2,178	(3,618)
Net income (loss) from continuing operations	5,809	(629)	8,874	(2,706)
Net (loss) income from discontinued operation, net of tax (Note 3)	—	(28)	(30)	(16)
Net income (loss)	$5,809	$(657)	$8,844	$(2,722)

Basic and Diluted net income (loss) per share from continuing operations:	$0.52	$(0.06)	$0.79	$(0.24)

Basic and Diluted net income (loss) per share:	$0.52	$(0.06)	$0.79	$(0.24)

Basic weighted-average shares outstanding:	11,230,028	11,223,715	11,228,116	11,187,550
Diluted weighted-average shares outstanding:	11,231,821	11,223,715	11,235,098	11,187,550

Comprehensive income (loss):
Net income (loss)	$5,809	$(657)	$8,844	$(2,722)
Currency translation adjustment	—	—	—	31
Reclassification adjustment to foreign currency loss	—	—	—	1,329
Total comprehensive income (loss)	$5,809	$(657)	$8,844	$(1,362)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands)

(Unaudited)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
June 30, 2020	11,229,819	$11	$(111,935)	$(39,284)	$—	$(151,208)
Shares issued under stock-based compensation plans	663	—	—	—	—	—
Stock-based compensation		—	25	—	—	25
Components of comprehensive (loss) income:
Net income		—	—	5,809	—	5,809
September 30, 2020	11,230,482	$11	$(111,910)	$(33,475)	$—	$(145,374)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2019	11,224,191	$11	$(111,988)	$(42,319)	$—	$(154,296)
Shares issued under stock-based compensation plans	6,291	—	—	—	—	—
Stock-based compensation		—	78	—	—	78
Components of comprehensive (loss) income:
Net income		—	—	8,844	—	8,844
September 30, 2020	11,230,482	$11	$(111,910)	$(33,475)	$—	$(145,374)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
June 30, 2019	11,223,528	$11	$(111,939)	$(39,267)	$—	$(151,195)
Shares issued under stock-based compensation plans	663	—	—	—	—	—
Stock-based compensation		—	9	—	—	9
Components of comprehensive (loss) income:
Net loss		—	—	(657)	—	(657)
Reclassification adjustment to foreign currency loss		—	—	—	—	—
September 30, 2019	11,224,191	$11	$(111,930)	$(39,924)	$—	$(151,843)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive
	Shares	Amount	deficiency	earnings (loss)	loss	Total
December 31, 2018	11,160,377	$11	$(112,223)	$(37,202)	$(1,360)	$(150,774)
Shares issued under stock-based compensation plans	63,814	—	—	—	—	—
Stock-based compensation		—	293	—	—	293
Components of comprehensive (loss) income:
Net loss		—	—	(2,722)	—	(2,722)
Currency translation adjustment		—	—	—	31	31
Reclassification adjustment to foreign currency loss		—	—	—	1,329	1,329
September 30, 2019	11,224,191	$11	$(111,930)	$(39,924)	$—	$(151,843)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020		2019
Operating activities	$		$
Net income (loss)		8,844		(2,722)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations		30		16
Depreciation and amortization expense		12,436		12,942
Stock-based compensation expense		84		316
Amortization of debt issuance costs and debt discount		2,503		1,469
Deferred income taxes		290		2,531
Reclassification adjustment to foreign currency loss		—		1,329
Other, net		1,345		(6)
Changes in operating assets and liabilities:
Accounts receivable		(16,165)		(2,605)
Inventories		(1,109)		(12,279)
Prepaid expenses and other assets		49		1,659
Income taxes receivable, net		(3,630)		331
Accounts payable		921		(358)
Accrued expenses		4,112		(5,167)
Deferred revenue and customer deposits		417		(472)
Other liabilities		81		17
Cash provided by (used in) operating activities - continuing operations		10,208		(2,999)
Cash used in operating activities - discontinued operations		(30)		(16)
Investing activities
Acquisitions of plant, equipment and leasehold improvements		(3,320)		(3,298)
Cash received for sale of Canadian subsidiary		—		1,451
Cash used in investing activities - continuing operations		(3,320)		(1,847)
Financing activities
Proceeds from Senior Credit Facility, net of discount		29,100		—
Debt issuance costs		(2,507)		—
Proceeds from Revolving Credit Facility		—		11,500
Payments on Revolving Credit Facility		—		(11,500)
Payments on finance lease obligations		(1,782)		(1,175)
Cash provided by (used in) financing activities		24,811		(1,175)
Effect of exchange rates on cash		(2)		36
Net increase (decrease) in cash and cash equivalents		31,667		(6,001)
Cash and cash equivalents, beginning of period		18,682		20,291
Cash and cash equivalents, end of period		$50,349		$14,290
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest		$17,454		$17,315
Income taxes		$946		$675
Right-to-use assets obtained in exchange for lease obligations:
Operating leases		$141		$8,533
Financing leases		$1,618		$5,196
Accounts payable, and accrued expenses for acquisitions of plant, equipment and leasehold improvements		$127		$159

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc., (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company,”) is a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. The Company defines “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States and Interac, in Canada). The Company defines “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. The Company also offers an instant card issuance solution, which provide card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

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

In the fourth quarter of 2018, the Company entered into a definitive agreement to sell the Company’s Canadian subsidiary to Allcard Limited, a provider of card solutions to the gift and loyalty sectors. The sale did not include the portions of the business relating to Financial Payment Cards, as that business migrated to the Company’s operations in the Debit and Credit segment or to other service providers in 2019. The transaction closed on April 1, 2019, and the Company received cash proceeds of $1,451. After the payment of liabilities and transaction costs, including employee termination costs, the sale did not have a significant impact on cash, and no significant loss on sale was recorded. In connection with the disposition of the Canadian subsidiary, the Company released the related cumulative translation adjustment of $1,329 from “Accumulated Other Comprehensive Loss” on the condensed consolidated balance sheet into “Foreign Currency Loss” on the condensed consolidated statement of operations during the nine months ended September 30, 2019. The Canadian subsidiary was not a significant operating segment and was part of the Other reportable segment.

COVID-19 Update

On March 11, 2020, the World Health Organization (“WHO”) characterized the novel coronavirus disease (“COVID-19”) as a pandemic. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act – the legislation that directs federal emergency disaster response. The broader and long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain. The adverse effects of the COVID-19 pandemic have become widespread, including in the locations where the Company operates and its customers and suppliers conduct business. The health and safety of CPI’s employees remains paramount, and the Company continues to follow response protocols based on precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention as well as various state and local executive orders, health orders and guidelines. All of CPI’s operations remain open and continue to provide direct and essential support to the financial services industry. The Company may experience constrained supply, curtailed customer demand or impacts on CPI’s workforce that could materially adversely impact the business, results of operations and overall financial performance in future periods. While CPI’s net sales in the third quarter and first nine months of 2020 increased over the prior year, the Company experienced lower customer demand than expected (which CPI believes is primarily attributable to the COVID-19 pandemic), and the Company may experience further effects in the Company’s results of operations and overall financial performance in future periods. There can be no assurance that the Company’s strategies will be successful in effectively managing the Company’s resources and mitigating the negative impact of the COVID-19 pandemic on the business and operating results. See Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for further discussion of the possible impact of the COVID-19 pandemic on the business.

              On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. CPI is continuing to evaluate and apply certain provisions of the CARES Act that may benefit the Company. Refer to Note 12, Income Taxes – Continuing Operations, for a discussion of the CARES Act income tax impacts. In addition, the Company has deferred employer side social security payments starting with the second quarter of 2020. While the Company is participating in certain programs under the CARES Act, the Act and its guidance are subject to change.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Adjustment of Prior Period Financial Statements for Immaterial Items

In accordance with Securities and Exchange Commission Staff Accounting Bulletin 99, Materiality, codified in ASC 250, Presentation of Financial Statements, the Company corrected two immaterial items relating to estimated sales tax expense and depreciation expense for all prior periods presented by revising the condensed consolidated financial statements and other financial information included herein. The total impact on prior years for estimated sales tax expense was $1,907 and depreciation expense was $476. These adjustments represent the expenses pertaining to the period of 2017 to 2020, including an increase to estimated sales tax expense recorded in Selling, General and Administrative expenses (“SG&A”) of $168 and $396, and depreciation expense in Cost of sales of $62 and $187, for the three and nine months ended September 30, 2019, respectively. In addition, the Company recorded sales tax expense in SG&A of $293 and depreciation expense of $124 for the nine months ended September 30, 2020.  The estimated sales tax expense determined during the quarter ended June 30, 2020 was $2,700, and the estimate reduced primarily due to probable customer collections of $500, resulting in $2,200 estimated expense recorded to the prior periods of 2017 to 2020.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended September 30, 2020
	Products	Services	Total
Debit and Credit	$44,056	$18,654	$62,710
Prepaid Debit	—	20,604	20,604
Intersegment eliminations	(594)	(18)	(612)
Total	$43,462	$39,240	$82,702

	Nine Months Ended September 30, 2020
	Products	Services	Total
Debit and Credit	$126,507	$54,348	$180,855
Prepaid Debit	—	48,680	48,680
Intersegment eliminations	(1,467)	(19)	(1,486)
Total	$125,040	$103,009	$228,049

	Three Months Ended September 30, 2019
	Products	Services	Total
Debit and Credit	$34,218	$17,284	$51,502
Prepaid Debit	—	20,452	20,452
Intersegment eliminations	(255)	(18)	(273)
Total	$33,963	$37,718	$71,681

	Nine Months Ended September 30, 2019
	Products	Services	Total
Debit and Credit	$100,338	$51,179	$151,517
Prepaid Debit	—	53,162	53,162
Other	397	1,282	1,679
Intersegment eliminations	(890)	(20)	(910)
Total	$99,845	$105,603	$205,448

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

EMV® is a registered trademark in the U.S. and other countries and an unregistered trademark elsewhere. The EMV trademark is owned by EMV Co, LLC.

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

3. Discontinued Operation

On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produced retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provided personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The Company reported the U.K. Limited reporting segment as discontinued operations and restated the comparative financial information for all periods presented in conformity with GAAP. Unless otherwise indicated, information in these notes to the unaudited condensed consolidated financial statements relate to continuing operations. The Company did not retain significant continuing involvement with the discontinued operation subsequent to the disposal. The impact of the discontinued operations was insignificant to the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2020 and 2019.

4. Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2020	December 31, 2019

Trade accounts receivable	$50,971	$39,004
Unbilled accounts receivable	8,413	4,223
	59,384	43,227
Less allowance for doubtful accounts	(291)	(395)
	$59,093	$42,832

5. Inventories

Inventories consisted of the following:

	September 30, 2020	December 31, 2019

Raw materials	$18,025	$16,492
Finished goods	4,623	5,047
Inventory reserve	(2,482)	(1,347)
	$20,166	$20,192

6. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	September 30, 2020	December 31, 2019

Machinery and equipment	$53,224	$52,212
Machinery and equipment under financing leases	9,874	8,256
Furniture, fixtures and computer equipment	4,171	4,749
Leasehold improvements	14,941	14,905
Construction in progress	658	455
	82,868	80,577
Less accumulated depreciation and amortization	(52,054)	(45,277)
Operating lease right-of-use assets, net of accumulated amortization	4,659	6,312
	$35,473	$41,612

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $2,831 and $3,167 for the three months ended September 30, 2020 and 2019, respectively, and $8,989 and $9,455 for the nine months ended September 30, 2020 and 2019, respectively.

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 10, Financing and Operating Leases.

7. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at September 30, 2020 and December 31, 2019. Goodwill is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company did not identify a triggering event requiring a quantitative test for impairment as of September 30, 2020.

Intangible assets consist of customer relationships, technology and software, trademarks and non-compete agreements. Intangible amortization expense was $1,149 and $1,159 for the three months ended September 30, 2020 and 2019, respectively, and $3,447 and $3,487 for the nine months ended September 30, 2020 and 2019.

At September 30, 2020 and December 31, 2019, intangible assets, excluding goodwill, were comprised of the following:

		September 30, 2020			December 31, 2019
	Weighted Average	Gross Book	Accumulated	Net Book	Gross Book	Accumulated	Net Book
	Life (Years)	Value	Amortization	Value	Value	Amortization	Value

Customer relationships	17.2	$55,454	$(31,323)	$24,131	$55,454	(28,865)	$26,589
Technology and software	8	7,101	(5,649)	1,452	7,101	(4,952)	2,149
Trademarks	8.7	3,330	(1,558)	1,772	3,330	(1,266)	2,064
Non-compete agreements	5	491	(491)	—	491	(491)	—
Intangible assets subject to amortization		$66,376	$(39,021)	$27,355	$66,376	$(35,574)	$30,802

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of September 30, 2020 was as follows:

2020 (excluding the nine months ended September 30, 2020)	$1,148
2021	4,352
2022	3,867
2023	3,867
2024	3,530
Thereafter	10,591
$27,355

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at September 30, 2020
	September 30,	September 30,	(Using Fair Value Hierarchy)
	2020	2020	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$275,391	$—	$275,391	$—
Senior Credit Facility	$30,000	$30,000	$—	$—	$30,000

	Carrying
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2019
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2019	2019	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$234,375	$—	$234,375	$—

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

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019

Accrued payroll and related employee expenses	$5,152	$3,954
Accrued employee performance bonus	3,717	3,920
Employer payroll tax, including social security deferral	2,008	368
Accrued rebates	3,931	1,573
Sales tax liability	2,100	1,907
Accrued interest	4,137	4,951
Operating and financing lease liability (current portion)	4,901	4,494
Other	3,581	3,568
Total accrued expenses	$29,527	$24,735

The estimated sales tax liability is further described in Note 15, Commitments and Contingencies and Note 1, Business Overview and Summary of Significant Accounting Policies.

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

The components of operating and finance lease costs were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Total operating lease costs	$664	$659

Finance lease cost:
Right-of-use amortization expense	$326	$273
Interest on lease liabilities	110	98
Total financing lease costs	$436	$371

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Total operating lease costs	$2,006	$1,967

Finance lease cost:
Right-of-use amortization expense	$982	$574
Interest on lease liabilities	356	160
Total financing lease costs	$1,338	$734

The following table reflects balances for operating and financing leases:

	September 30, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets, net of amortization	$4,659	$6,312

Operating lease liability (current)	$2,489	$2,283
Long-term operating liability	2,773	5,067
Total operating lease liabilities	$5,262	$7,350

Financing leases
Property, equipment and leasehold improvements	$9,874	$8,256
Accumulated depreciation	(2,072)	(1,094)
Total property, equipment and leasehold improvements, net	$7,802	$7,162

Financing lease liability (current)	$2,412	$2,211
Long-term financing liability	3,500	3,886
Total financing lease liabilities	$5,912	$6,097

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net”. Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Future cash payment with respect to lease obligations as of September 30, 2020 were as follows:

	Operating	Financing
	Lease	Leases
2020 (excluding nine months ended September 30, 2020)	$744	$711
2021	2,632	2,470
2022	1,150	1,983
2023	823	1,032
2024	582	258
Thereafter	-	2
Total lease payments	5,931	6,456
Less imputed interest	(669)	(544)
Total	$5,262	$5,912

11. Long-Term Debt

At September 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	Interest	September 30,	December 31,
	Rate (1)	2020	2019
First Lien Term Loan	5.50%	$312,500	$312,500
Senior Credit Facility	9.50%	30,000	—
Unamortized discount		(2,312)	(1,770)
Unamortized deferred financing costs		(4,429)	(2,952)
Total Long-term debt		$335,759	$307,778
Less current maturities		—	—
Long-term debt, net of current maturities		335,759	307,778

(1)  The interest rate on the First Lien Term Loan was 5.5%, and 6.71% as of September 30, 2020, and December 31, 2019, respectively. The interest rate on the Senior Credit Facility, which was entered into on March 6, 2020, was 9.5% as of September 30, 2020.

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

On March 6, 2020, the Company and its wholly owned subsidiary, CPI Acquisition, Inc. (now known as CPI CG Inc.) (the “Borrower”), entered into a super senior credit agreement with Guggenheim Credit Services, LLC (“Guggenheim”), Vector Capital Credit Opportunity Master Fund, L.P., Guggenheim, as administrative agent and collateral agent, and certain other lenders from time to time party thereto (the “Senior Credit Agreement” and together with all ancillary documents thereto, the “Senior Credit Facility”). The Senior Credit Facility matures on May 17, 2022, and provides for the extension of credit to the Borrower in the form of super senior term loans in an aggregate principal amount of $30,000, and ranks senior in priority to the Company’s First Lien Term Loan.

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

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method.  The discount on the Senior Credit Facility was $1,400, and financing costs were $3,215, and both were recorded as a reduction to the long-term debt balance in the quarter ended March 31, 2020.  The net discount and debt issuance costs on the Senior Credit Facility as included within financing activities on the condensed consolidated statement of cash flows relates to cash flows during the nine months ended September 30, 2020.

12. Income Taxes – Continuing Operations

During the three months ended September 30, 2020, the Company recognized an income tax expense of $1,402 on a pre-tax income of $7,211, compared to an income tax expense of $2,258 on a pre-tax income of $1,629 for the prior year period. During the nine months ended September 30, 2020, the Company recognized an income tax benefit of $2,178 on a pre-tax income of $6,696, representing an effective income tax rate of (32.5%).  For the nine months ended September 30, 2019, the Company recognized an income tax expense of $3,618 on a pre-tax income of $912, representing an effective income tax rate of 396.7%.

For the nine months ended September 30, 2020 and 2019, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	September 30,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	7.4	62.3
Valuation allowance	(18.1)	290.2
Permanent items	7.2	6.5
Tax benefit CARES Act	(54.7)	—
Other	4.7	16.7
Effective income tax rate	(32.5)%	396.7%

In March 2020, the CARES Act was signed into law. The CARES Act allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income.  The CARES Act increases the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allows for the acceleration of refunds of alternative minimum tax credits.  For the nine months ended September 30, 2020, the Company estimated a tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 54.7%.  In addition, the Company has adjusted the partial valuation allowance due to the limitation on the deductibility of interest expense with an income tax rate benefit during for the nine months ended September 30, 2020.  The Company’s income tax receivable on the condensed consolidated balance sheet as of September 30, 2020, relates primarily to U.S. federal income tax receivables relating to prior tax years, including NOL carrybacks relating to the CARES Act income tax refund.  Additionally, the income tax receivable relates to tax benefits based on our pre-tax income and income tax provision through September 30, 2020.  In the nine months ended September 30, 2019, the effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to the partial valuation allowance due to the limitation on the deductibility of interest expense.

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

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) from continuing operations	$5,809	$(629)	$8,874	$(2,706)
Net (loss) income from discontinued operation	—	(28)	(30)	(16)
Net income (loss)	$5,809	$(657)	$8,844	$(2,722)

Denominator:
Basic weighted-average common shares outstanding	11,230,028	11,223,715	11,228,116	11,187,550
Dilutive shares	1,793	—	6,982	—
Diluted weighted-average common shares outstanding	11,231,821	11,223,715	11,235,098	11,187,550

Net income (loss) per share from continuing operations - Basic:	$0.52	$(0.06)	$0.79	$(0.24)
Net income (loss) per share from discontinued operations - Basic:	—	(0.00)	(0.00)	(0.00)
Net income (loss) per share - Basic:	$0.52	$(0.06)	$0.79	$(0.24)

Net income (loss) per share from continuing operations - Diluted:	$0.52	$(0.06)	$0.79	$(0.24)
Net income (loss) per share from discontinued operations - Diluted:	—	(0.00)	(0.00)	(0.00)
Net income (loss) per share - Diluted:	$0.52	$(0.06)	$0.79	$(0.24)

The Company reported a net loss for the three and nine months ended September 30, 2019. Accordingly, the potentially dilutive effect of 840,819 stock options and 9,256 restricted stock units were excluded from the computation of diluted earnings per share as of September 30, 2019, as their inclusion would be anti-dilutive.

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

On December 18, 2019, the parties filed a Stipulation and Agreement of Settlement to resolve and dismiss the Derivative Suit, and on April 1, 2020, the Court granted final approval of the settlement set forth therein and dismissed with prejudice all claims (the “Settlement”). Under the Settlement, (i) all claims that were or could have been asserted in the Derivative Suit were resolved and discharged, (ii) the Company agreed to implement certain corporate governance reforms, and (iii) the Company’s insurer agreed to pay fees and expenses awarded to the plaintiff’s counsel in the amount of $343 and a service award to the plaintiff of a nominal amount. There was no liability necessary to be recorded for the Settlement as of September 30, 2020, or December 31, 2019.

In addition to the matters described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on its business, financial condition or results of operations.

Estimated Sales Tax Liability

The Company is evaluating a state sales tax liability analysis for states in which it has economic nexus, and collecting exemption documentation from its customers. It is probable that the Company will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. The liability for sales tax was estimated and recorded during the quarter ended June 30, 2020, and the Company has estimated a liability of $2,100 as of September 30, 2020, which is recorded in accrued expenses in the condensed consolidated balance sheets. Due to the estimates involved in the analysis, the Company expects that the estimated liability will change in the future, and could exceed the original estimate. Additionally, the liability may be reduced by the payment of sales tax directly to the applicable states. Amounts that are recovered from customers will reduce the estimated expense when probable of collection. Future changes to the liability estimate that impact the condensed consolidated statements of operations will be recorded within selling, general, and administrative expenses.

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

16. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 800,000 shares of common stock for issuance under the Omnibus Plan. Effective March 25,

2017, the Omnibus Plan was amended and restated, providing for an increase in the number of shares of common stock authorized for issuance thereunder by 400,000. The increase was made effective in the fourth quarter of 2017 by stockholder approval in accordance with applicable law, after which the Company had reserved 1,200,000 shares of common stock for issuance. As of September 30, 2020, there were 365,967 shares available for grant under the Omnibus Plan.

During the nine months ended September 30, 2020, and during the fiscal year ended December 31, 2019, the Company did not grant any awards of non-qualified stock options. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2019	793,084	$14.91
Forfeited	(86,712)	$12.61
Outstanding as of September 30, 2020	706,372	$15.20	6.69
Options vested and exercisable as of September 30, 2020	661,053	$16.08	6.62
Options vested and expected to vest as of September 30, 2020	706,372	$15.20	6.69

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
	Options	Grant-Date Fair Value

Unvested as of December 31, 2019	250,571	$1.90
Forfeited	(16,028)	2.33
Vested	(189,224)	2.05
Unvested as of September 30, 2020	45,319	$1.10

Unvested options as of September 30, 2020, will vest as follows:

2020 (excluding nine months ended September 30, 2020)	—
2021	45,319
Total unvested options as of September 30, 2020	45,319

The following table summarizes the changes in the number of outstanding restricted stock units:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Units	Fair Value	(in Years)
Outstanding as of December 31, 2019	7,347	$22.49
Vested	(7,144)	22.51
Forfeited	(203)	21.75
Outstanding as of September 30, 2020	—	$—	-

During the nine months ended September 30, 2020, and during the fiscal year ended December 31, 2019, the Company did not grant any awards of restricted stock units. Outstanding restricted stock units have vested entirely as of September 30, 2020. On October 2, 2020, the Company granted 180,001 restricted stock units to employees. The restricted stock unit awards contain conditions associated with continued employment or service, and generally vest two years from the date of grant.  On the vesting date, shares of common stock will be issued to the award recipients.

During the year ended December 31, 2017, the Company granted awards of 932,837 cash performance units with a grant-date fair value of $663. These awards settled in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units were based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The Company recognized compensation expense on a straight-line basis for each annual performance period. The cash performance units were accounted for as a liability and remeasured to fair value at the end of each reporting period.  During the nine months ended September 30, 2020, the third tranche of the cash performance units vested and the Company made a cash payment of $68 to the award recipients. There are no outstanding cash performance units as of September 30, 2020.

Compensation expense for the Omnibus Plan for the three months ended September 30, 2020 and 2019 was $25 and $9, respectively. Compensation expense for the nine months ended September 30, 2020 and 2019 was $84 and $317, respectively. As of September 30, 2020, the total unrecognized compensation expense related to unvested options, and restricted stock units is not significant, and the expense is expected to be recognized over an estimated weighted-average period of less than one year.

CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan

In 2007, the Company’s Board of Directors adopted the CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (the “Option Plan”). Under the provisions of the Option Plan, stock options could be granted to employees, directors and consultants at an exercise price greater than or equal to (and not less than) the fair market value of a share on the date the option was granted. Following the Company’s adoption of its Omnibus Plan, no awards have been made under the Option Plan. All options under the Option Plan were exercised, and there were no outstanding shares remaining. As such, there were no outstanding shares remaining as of December 31, 2019 or September 30, 2020.  There was no compensation expense related to options previously granted under the Option Plan, for the three and nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020, the Company’s reportable segments were as follows:

●    Debit and Credit,

●    Prepaid Debit, and

●    Other.

The Other category includes the Company’s corporate office and, for the three and nine months ended September 30, 2019, a less significant operating segment that historically derived its revenue from the production of financial payment cards and retail gift cards in Canada. The Company’s Canadian subsidiary was sold on April 1, 2019. The sale did not include the portions of the business relating to Financial Payment Cards, as those business customers of the Canadian subsidiary migrated to the Company’s operations in the Debit and Credit segment or to other service providers in 2019.

Performance Measures of Reportable Segments

Net Sales and EBITDA of the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Debit and Credit	$62,710	$51,502	$180,855	$151,517
Prepaid Debit	20,604	20,452	48,680	53,162
Other	—	—	—	1,679
Intersegment eliminations	(612)	(273)	(1,486)	(910)
Total	$82,702	$71,681	$228,049	$205,448

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Debit and Credit	$16,993	$11,249	$45,073	$31,992
Prepaid Debit	8,332	8,342	16,974	20,001
Other	(7,836)	(7,551)	(23,757)	(19,292)
Total	$17,489	$12,040	$38,290	$32,701

The following table provides a reconciliation of total segment EBITDA from continuing operations to net income (loss) from continuing operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Total segment EBITDA from continuing operations	$17,489	$12,040	$38,290	$32,701
Interest, net	(6,298)	(6,085)	(19,158)	(18,847)
Income tax benefit (expense)	(1,402)	(2,258)	2,178	(3,618)
Depreciation and amortization	(3,980)	(4,326)	(12,436)	(12,942)
Net income (loss) from continuing operations	$5,809	$(629)	$8,874	$(2,706)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019

Debit and Credit	$209,579	$176,020
Prepaid Debit	32,498	25,259
Other	11,611	11,732
Total assets	$253,688	$213,011

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “guides,” “provides guidance,” “provides outlook,” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us, and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 on our business, including our supply-chain, customer demand, workforce, operations and ability to comply with certain covenants in our credit facilities; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; our lack of eligibility to participate in government relief programs related to COVID-19 or inability to realize material benefits from such programs; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses, and challenges to our income tax positions; the restrictive terms of our credit facilities and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; system security risks, data protection breaches and cyber-attacks; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security, including with respect to possible exposure to litigation and/or regulatory penalties under applicable data privacy and other laws for failure to so comply; interruptions in our operations, including our IT systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; disruptions in production at one or more of our facilities; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement, claims that our technology is infringing on the intellectual property of others, and risks related to open source software; defects in our software; problems in production quality, materials and process; a disruption or other failure in our supply chain; our failure to retain our existing customers or identify and attract new customers; a loss of market share or a decline in profitability resulting from competition; our inability to recruit, retain and develop qualified personnel, including key personnel; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; our inability to develop, introduce and commercialize new products; the effect of legal and regulatory proceedings; failure to meet the continued listing standards of the Toronto Stock Exchange or the rules of the OTCQX® Best Market; a continued decrease in the value of our common stock combined with our common stock no longer being traded on a United States national securities exchange, which may prevent investors or potential investors from investing or achieving a meaningful degree of liquidity; developing technologies that make our existing technology solutions and products obsolete or less relevant or a failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the Payment Card Industry (“PCI”) Security Standards Council security standards or other industry standards; costs relating to product defects and any related product liability and/or warranty claims; maintenance and further imposition of tariffs and/or trade restrictions on, or slow-downs or interruptions in our ability to obtain, goods imported into the United States; our dependence on licensing arrangements; risks associated with international operations; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products; our ability to comply with a wide variety of environmental, health and safety laws and regulations and the exposure to liability for any failure to comply; risks associated with the controlling stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our largest stockholder; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2020, Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, and our other reports filed from time to time with the SEC.

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

Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard, American Express and Discover in the United States and Interac, in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provide card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card market through more than 20 years of experience. We serve a diverse set of over 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States, and the largest Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) and card processors.

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

In the fourth quarter of 2018, we entered into a definitive agreement to sell our Canadian subsidiary. The sale did not include the portions of the business relating to Financial Payment Cards, as that business migrated to our operations in the Debit and Credit segment or to other service providers in 2019. The transaction closed on April 1, 2019, and we received cash proceeds of $1.5 million.  After the payment of liabilities and transaction costs, including employee termination costs (the majority of which were expensed in 2018), the sale did not have a significant impact on cash, and no significant loss on the sale was recorded.  In connection with the disposition of the Canadian subsidiary, the

Company released the related cumulative translation adjustment of $1.3 million from “Accumulated Other Comprehensive Loss” on the condensed consolidated balance sheet into “Foreign Currency Loss” on the condensed consolidated statement of operations during the nine months ended September 30, 2019. The Canadian subsidiary was not a significant operating segment and the financial results of this business through the transaction closing date were presented as part of the Other reportable segment.

COVID-19 Update

On March 11, 2020, WHO characterized COVID-19 as a pandemic. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act – the legislation that directs federal emergency disaster response. The broader and long-term implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The adverse effects of the COVID-19 pandemic have become widespread, including in the locations where we, our customers and our suppliers conduct business. The health and safety of our employees remains paramount, and we continue to follow response protocols based on precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention as well as various state and local executive orders, health orders and guidelines.  All of CPI’s operations remain open and continue to provide direct and essential support to the financial services industry. We may experience constrained supply, curtailed customer demand or impacts on our workforce that could materially adversely impact our business, results of operations and overall financial performance in future periods. While CPI’s net sales in the third quarter and first nine months of 2020 increased over the prior year, we experienced lower customer demand than expected (which we believe is primarily attributable to the COVID-19 pandemic), and we may experience further effects in the Company’s results of operations and overall financial performance in future periods. There can be no assurance that the Company’s strategies will be successful in effectively managing the Company’s resources and mitigating the negative impact of the COVID-19 pandemic on our business and operating results. See Part II, Item 1A – Risk Factors in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 for further discussion of the possible impact of the COVID-19 pandemic on the business.

              On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (CARES) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. CPI is continuing to evaluate and apply certain provisions of the CARES Act that may benefit the Company. Refer to Note 12, Income Taxes – Continuing Operations, for a discussion of the CARES Act income tax impacts. In addition, we have deferred employer side social security payments starting with the second quarter of 2020. While we are participating in certain programs under the CARES Act, the Act and its guidance are subject to change.

The Company evaluates goodwill for impairment at least annually on October 1, or more frequently when an event occurs or circumstances change such that the carrying value may not be recoverable. The potential negative implications of COVID-19, and a related potential decline in the Company’s total fair value of invested capital and financial performance for reporting units with goodwill, could require the Company to perform a quantitative test for goodwill impairment in future quarters. As of September 30, 2020, all of the Company’s $47.2 million of goodwill is included within reporting units in the Debit and Credit segment.

Results of Continuing Operations

The following table presents the components of our condensed consolidated statements of continuing operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net sales:
Products	$43,462	$33,963	$125,040	$99,845
Services	39,240	37,718	103,009	105,603
Total net sales	82,702	71,681	228,049	205,448
Cost of sales	52,095	46,324	148,704	136,314
Gross profit	30,607	25,357	79,345	69,134
Operating expenses	17,125	17,617	53,391	54,080
Litigation settlement gain (1)	—	—	—	(6,000)
Income from operations	13,482	7,740	25,954	21,054
Other expense, net:
Interest, net	(6,298)	(6,085)	(19,158)	(18,847)
Foreign currency gain (loss)	23	(40)	(10)	(1,320)
Other income (expense), net	4	14	(90)	25
Income (loss) from continuing operations before income taxes	7,211	1,629	6,696	912
Income tax benefit (expense)	(1,402)	(2,258)	2,178	(3,618)
Net income (loss) from continuing operations	$5,809	$(629)	$8,874	$(2,706)

Note: The Company revised its prior year financial statements to adjust immaterial items, relating to estimated sales tax expense and depreciation expense. Refer to Note 1, Business Overview and Summary of Accounting Policies, for an explanation of the immaterial prior period adjustments.

(1) Refer to Note 15, Commitments and Contingencies, for further information regarding the cash litigation settlement gain recorded in the second quarter of 2019.

Segment Discussion

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

Net Sales

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$62,710	$51,502	$11,208	21.8%
Prepaid Debit	20,604	20,452	152	0.7%
Eliminations	(612)	(273)	(339)	* %
Total	$82,702	$71,681	$11,021	15.4%

* Not meaningful

Net sales for the three months ended September 30, 2020 increased $11.0 million, or 15.4%, to $82.7 million compared to $71.7 million for the three months ended September 30, 2019, due to an increase in sales from the Debit and Credit segment.

Debit and Credit:

Net sales for Debit and Credit for the three months ended September 30, 2020 increased $11.2 million, or 21.8%, to $62.7 million compared to $51.5 million for the three months ended September 30, 2019. The net sales increase was primarily due to higher volumes of dual-interface EMV card sales, including Second Wave cards featuring a core made with recovered ocean bound plastic. In addition, net sales increased from CPI On-Demand card personalization due to new customer wins and higher volumes from our existing customers, and from COVID-19 related government disbursement work. Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards, which benefitted the current year sales increase compared to the prior year period. Partially offsetting these increases were reductions in volumes of Card@Once instant issuance product sales and card personalization sales in the third quarter of 2020. The decline in volumes was primarily as a result of ongoing impacts from COVID-19 including reduced hours of operation, lack of access or closure of certain bank branches, and fewer new accounts and requests for replacement cards.

Prepaid Debit:

Net sales for Prepaid Debit for the three months ended September 30, 2020, increased $0.2 million, or 0.7%, to $20.6 million, compared to $20.5 million for the three months ended September 30, 2019. The increase was primarily due to timing of certain customer sales, partially offset by reduced sales volumes primarily associated with COVID-19 impacts, including lower retail store traffic.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$21,720	34.6%	$16,441	31.9%	$5,279	32.1%
Prepaid Debit	8,887	43.1%	8,916	43.6%	(29)	(0.3)%
Total	$30,607	37.0%	$25,357	35.4%	$5,250	20.7%

Gross profit for the three months ended September 30, 2020, increased $5.3 million, or 20.7%, to $30.6 million compared to $25.4 million for the three months ended September 30, 2019. Gross profit margin for the three months ended September 30, 2020 increased to 37.0% compared to 35.4% for the three months ended September 30, 2019, due to an increase in gross profit margins in the Debit and Credit segment.

Debit and Credit:

Gross profit for Debit and Credit for the three months ended September 30, 2020, increased $5.3 million, or 32.1%, to $21.7 million compared to $16.4 million during the three months ended September 30, 2019. The increase in gross profit for the Debit and Credit segment was driven primarily by higher sales volumes and pricing of dual interface EMV cards, including Second Wave cards. In addition, higher sales from CPI On-Demand card personalization and COVID-19 related government disbursement work contributed to an improvement in gross profit compared to the prior year. Gross profit margin increased to 34.6% during the three months ended September 30, 2020, compared to 31.9% in the prior year period, due primarily to operating leverage from higher dual interface card sales including Second Wave and CPI On-Demand net sales.

Prepaid Debit:

Gross profit for Prepaid Debit during the three months ended September 30, 2020 was flat at $8.9 million compared to the three months ended September 30, 2019. Gross profit margin for Prepaid Debit for the three months ended September 30, 2020, decreased to 43.1% compared to 43.6% for the three months ended September 30, 2019. The decrease in gross profit and margin was primarily attributed to product mix.

Operating Expenses, net

	Three Months Ended September 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses, net, by segment:
Debit and Credit	$6,986	11.1%	$7,817	15.2%	$(831)	(10.6)%
Prepaid Debit	1,059	5.1%	1,100	5.4%	(41)	(3.7)%
Other	9,080	* %	8,700	* %	380	4.4%
Total	$17,125	20.7%	$17,617	24.6%	$(492)	(2.8)%

* Not meaningful

Operating expenses, net, for the three months ended September 30, 2020, decreased $0.5 million, or 2.8%, to $17.1 million compared to $17.6 million for the three months ended September 30, 2019.

Debit and Credit:

Debit and Credit operating expenses decreased $0.8 million to $7.0 million in the three months ended September 30, 2020 compared to $7.8 million in the three months ended September 30, 2019. The decrease was due primarily to cost reductions during the three months ended September 30, 2020.

Prepaid Debit:

Prepaid Debit operating expenses decreased slightly for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019 primarily due to certain cost reductions.

Other:

Other operating expenses during the three months ended September 30, 2020 increased $0.4 million compared to the three months ended September 30, 2019. The increase in operating expenses was due to certain costs including self insurance medical expense, partially offset by cost reductions.

Income from Operations and Operating Margin

	Three Months Ended September 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Income (loss) from operations by segment:
Debit and Credit	$14,734	23.5%	$8,628	16.8%	$6,106	70.8%
Prepaid Debit	7,829	38.0%	7,815	38.2%	14	0.2%
Other	(9,081)	* %	(8,703)	* %	(378)	(4.3)%
Total	$13,482	16.3%	$7,740	10.8%	$5,742	74.2%
* Not meaningful

Income from operations for the three months ended September 30, 2020 was $13.5 million compared to income from operations of $7.7 million for the three months ended September 30, 2019. The Company’s operating income margin for the three months ended September 30, 2020 increased to 16.3% compared to 10.8% for the three months ended September 30, 2019.

Debit and Credit:

Income from operations for Debit and Credit for the three months ended September 30, 2020 increased $6.1 million, to $14.7 million compared to $8.6 million for the three months ended September 30, 2019 due primarily to higher sales volumes and pricing of dual interface EMV cards including Second Wave cards, and CPI On-Demand card personalization including COVID-19 related government disbursement work. In addition, lower operating expenses during the three months ended September 30, 2020 contributed to an improvement in income from operations. The lower operating expenses were a result of cost reductions in the third quarter of 2020. Operating margins for the three months ended September 30, 2020 increased to 23.5% compared to 16.8% for the three months ended September 30, 2019 due to the higher net sales and decrease in operating expenses.

Prepaid Debit:

Income from operations for Prepaid Debit for the three months ended September 30, 2020 was $7.8 million, an increase of 0.2% compared to $7.8 million for the three months ended September 30, 2019. The minor increase was the result of lower operating expenses. The Prepaid Debit segment had reduced sales volumes primarily from COVID-19 impacts from lower retail store traffic during the three months ended September 30, 2020. Operating income margin for the three months ended September 30, 2020 decreased to 38.0% from 38.2% for the same period in 2019, due to lower operating expenses.

Other:

The loss from operations in Other was $9.1 million for the three months ended September 30, 2020 compared to a loss from operations of $8.7 million for the same time period in 2019. The loss from operations was higher in the third quarter of 2020 by $0.4 million, primarily due to an increase in operating expenses from certain costs including self insurance medical expense, partially offset by cost reductions.

Interest, net:

Interest expense for the three months ended September 30, 2020 increased to $6.3 million compared to $6.1 million for the three months ended September 30, 2019. Interest expense is higher in the third quarter of 2020 as a result of interest incurred on the new $30.0 million Senior Credit Facility entered into on March 6, 2020. Partially offsetting this additional expense is a decline in the interest incurred on our First Lien Term Loan due to lower average interest rates for the three months ended September 30, 2020 compared to the same period in 2019.

Income tax benefit (expense):

During the three months ended September 30, 2020, we recorded an income tax expense of $1.4 million on pre-tax income of $7.2 million, representing an effective income tax rate of 19.4%. During the three months ended September 30, 2019, we recorded an income tax expense of $2.3 million on pre-tax income of $1.6 million, representing an effective tax rate of 138.6%. For the quarter ended September 30, 2020, the effective tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of a partial valuation allowance for the limitation on the deductibility of interest expense in 2020, offset by permanent items and state taxes.

Net income (loss) from continuing operations:

During the three months ended September 30, 2020, net income from continuing operations was $5.8 million, compared to a net loss of $0.6 million during the three months ended September 30, 2019. The change was primarily due to higher net sales and gross profit in the Debit and Credit segment.

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019

Net Sales

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$180,855	$151,517	$29,338	19.4%
Prepaid Debit	48,680	53,162	(4,482)	(8.4)%
Other	—	1,679	(1,679)	(100.0)%
Eliminations	(1,486)	(910)	(576)	* %
Total	$228,049	$205,448	$22,601	11.0%

* Not meaningful

Net sales for the nine months ended September 30, 2020 increased $22.6 million, or 11.0%, to $228.0 million compared to $205.4 million for the nine months ended September 30, 2019.

Debit and Credit:

Net sales for Debit and Credit for the nine months ended September 30, 2020 increased $29.3 million, or 19.4%, to $180.9 million compared to $151.5 million for the nine months ended September 30, 2019. The net sales increase was primarily due to higher volumes of dual-interface EMV card sales, including Second Wave cards featuring a core made with recovered ocean bound plastic. In addition, net sales increased from CPI On-Demand card personalization due to new customer wins and higher volumes from our existing customers, and from COVID-19 related government disbursement work.  Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards, which benefitted the current year sales increase compared to the prior year period. Partially offsetting these increases were reductions in volumes from card personalization and Card@Once instant issuance product sales. The decline in volumes was primarily as a result of impacts from COVID-19 including fewer new accounts and requests for replacement cards, and reduced hours of operation, lack of access or closure of certain bank branches.

Prepaid Debit:

Net sales for Prepaid Debit for the nine months ended September 30, 2020 decreased $4.5 million, or 8.4%, to $48.7 million, compared to $53.2 million for the nine months ended September 30, 2019. The decrease was primarily a result of reduced sales volumes primarily from COVID-19 impacts, including lower retail store traffic.

Other:

There were no Other net sales for the nine months ended September 30, 2020, compared to $1.7 million for the nine months ended September 30, 2019. In April 2019, we sold the Canadian subsidiary, which was the only operation contributing to Other segment net sales.

Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$60,681	33.6%	$47,460	31.3%	$13,221	27.9%
Prepaid Debit	18,664	38.3%	21,771	41.0%	(3,107)	(14.3)%
Other	—	—%	(97)	* %	97	* %
Total	$79,345	34.8%	$69,134	33.7%	$10,211	14.8%

* Not meaningful

Gross profit for the nine months ended September 30, 2020 increased $10.2 million, or 14.8%, to $79.3 million compared to $69.1 million for the nine months ended September 30, 2019. Gross profit margin for the nine months ended September 30, 2020 increased to 34.8% compared to 33.7% for the nine months ended September 30, 2019.

Debit and Credit:

Gross profit for Debit and Credit for the nine months ended September 30, 2020 increased $13.2 million, or 27.9%, to $60.7 million compared to $47.5 million during the nine months ended September 30, 2019. The increase in gross profit was driven primarily by higher sales volumes and pricing of dual interface EMV cards, including Second Wave cards. In addition, higher sales from CPI On-Demand card personalization and COVID-19 related government disbursement work contributed to an improvement in gross profit compared to the prior year. Gross profit margin increased to 33.6% during the nine months ended September 30, 2020, compared to 31.3% in the prior year period, due primarily to operating leverage from higher dual interface card sales and CPI On-Demand net sales.

Prepaid Debit:

Gross profit for Prepaid Debit during the nine months ended September 30, 2020 decreased 14.3% to $18.7 million compared to $21.8 million for the nine months ended September 30, 2019. Gross profit margin for Prepaid Debit for the nine months ended September 30, 2020 decreased to 38.3% compared to 41.0% for the nine months ended September 30, 2019. The decrease in gross profit and margin was attributed to lower sales primarily from COVID-19 impacts which resulted in unfavorable cost absorption.

Other:

There was no gross profit for the nine months ended September 30, 2020 compared to gross loss of $0.1 million for the nine months ended September 30, 2019.  In April 2019, we sold our Canadian subsidiary and no longer have any operations contributing to Other segment net sales or gross profit.

Operating Expenses, net

	Nine Months Ended September 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses, net, by segment:
Debit and Credit	$22,767	12.6%	$23,423	15.5%	$(656)	(2.8)%
Prepaid Debit	3,286	6.8%	3,266	6.1%	20	0.6%
Other	27,338	* %	27,392	* %	(54)	(0.2)%
Other-litigation settlement	—	—	(6,000)	*	6,000	* %
Total	$53,391	23.4%	$48,081	23.4%	$5,310	11.0%

* Not meaningful

Operating expenses, net, for the nine months ended September 30, 2020 increased $5.3 million, or 11.0%, to $53.4 million compared to $48.1 million for the nine months ended September 30, 2019.  The increase was primarily due to the cash litigation settlement gain of $6.0 million recorded in the second quarter of 2019, which was a reduction to net operating expenses.

Debit and Credit:

Debit and Credit operating expenses decreased $0.7 million to $22.8 million in the nine months ended September 30, 2020 compared to $23.4 million in the nine months ended September 30, 2019, primarily due to cost reductions.

Prepaid Debit:

Prepaid Debit operating expenses were $3.3 million for the nine months ended September 30, 2020, a minor increase of 0.6% when compared to the nine months ended September 30, 2019.

Other:

Other operating expenses were down $0.1 million for the nine months ended September 30, 2020, when compared to the nine months ended September 30, 2019.  The reduction in operating expenses was primarily due to certain cost reductions and expense savings from the sale of our Canadian subsidiary, partially offset by restructuring severance charges and other costs incurred in 2020. During the nine months ended September 30, 2019, we received $6.0 million cash, which was recorded as a reduction to net operating expenses, related to a litigation settlement.

Income from Operations and Operating Margin

	Nine Months Ended September 30,
		% of 2020		% of 2019
	2020	Net Sales	2019	Net Sales	$ Change	% Change

	(dollars in thousands)
Income (loss) from operations by segment:
Debit and Credit	$37,914	21.0%	$24,037	15.9%	$13,877	57.7%
Prepaid Debit	15,379	31.6%	18,505	34.8%	(3,126)	(16.9)%
Other	(27,339)	* %	(21,488)	* %	(5,851)	(27.2)%
Total	$25,954	11.4%	$21,054	10.2%	$4,900	23.3%
* Not meaningful

Income from operations for the nine months ended September 30, 2020 was $26.0 million compared to income from operations of $21.1 million for the nine months ended September 30, 2019. The Company’s operating profit margin for the nine months ended September 30, 2020 increased to 11.4% compared to an operating profit margin of 10.2% for the nine months ended September 30, 2019.  In the prior year period, we reached a litigation settlement and received $6.0 million cash which was recorded through income from operations within the Other segment.

Debit and Credit:

Income from operations for Debit and Credit for the nine months ended September 30, 2020 increased $13.9 million, to $37.9 million compared to $24.0 million for the nine months ended September 30, 2019. The increase in income from operations was driven primarily by higher sales volumes and pricing of dual interface EMV cards including Second Wave cards, and CPI On-Demand card personalization and COVID-19 related government disbursement work. Operating margins for the nine months ended September 30, 2020 increased to 21.0% compared to 15.9% for the nine months ended September 30, 2019.

Prepaid Debit:

Income from operations for Prepaid Debit for the nine months ended September 30, 2020 decreased to $15.4 million compared to $18.5 million for the nine months ended September 30, 2019. The decrease in income from operations was due to reduced sales volumes primarily due to COVID-19 impacts from lower retail store traffic. Operating income margin for the nine months ended September 30, 2020 decreased to 31.6% from 34.8% for the same period in 2019, primarily as a result of unfavorable cost absorption from lower sales, impacting gross profit and operating expenses.

Other:

The loss from operations in Other was $27.3 million for the nine months ended September 30, 2020, compared to a loss from operations of $21.5 million for the same time period in 2019. The 2019 loss benefited from the $6.0 million cash litigation settlement gain, and was partially offset by lower net current year operating expenses.

Interest, net:

Interest expense for the nine months ended September 30, 2020 increased to $19.2 million compared to $18.8 million for the nine months ended September 30, 2019. Interest expense was higher in 2020 primarily as a result of interest incurred on the new $30.0 million Senior Credit Facility entered into on March 6, 2020. This additional expense was partially offset by a decline in the interest incurred on our First Lien Term Loan due to lower average interest rates for the nine months ended September 30, 2020 compared to the same period in 2019.

Income tax benefit (expense):

During the nine months ended September 30, 2020, there was an income tax benefit of $2.2 million on pre-tax income of $6.7 million, representing an effective income tax rate of (32.5)%.  During the nine months ended September 30, 2019, we recorded an income tax expense of $3.6 million on pre-tax income of $0.9 million, representing an effective tax rate of 396.7%. The effective tax rate differs from the federal U.S. statutory rate in 2020 primarily due to the impact of the CARES Act which was signed into law in March 2020. The CARES Act allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income.  The CARES Act increases the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allows for the acceleration of refunds of alternative minimum tax credits.  For the nine months ended September 30, 2020, the Company estimated a tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 54.7%.  In addition, the effective tax rate differs from the federal U.S. statutory rate of 21.0% due to the impact of a partial valuation allowance for the limitation on the deductibility of interest expense, permanent items, and state taxes. In the prior year period, the effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of the partial valuation allowance for the limitation on the deductibility of interest expense.

Net income (loss) from continuing operations:

During the nine months ended September 30, 2020, net income from continuing operations was $8.9 million, compared to a $2.7 million loss during the nine months ended September 30, 2019. The change was primarily due to higher net sales and gross profit, and the income tax benefit for the nine months ended September 30, 2020, partially offset by the cash litigation settlement gain recorded in the prior year.

Liquidity and Capital Resources

At September 30, 2020, we had $50.3 million of cash and cash equivalents. Of this amount, $0.5 million was held in accounts outside of the United States.

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

The Company is party to a First Lien Credit Facility, dated as of August 17, 2015, that includes a First Lien Term Loan that matures on August 17, 2022. On March 6, 2020, the Company entered into a new $30 million Senior Credit Facility which matures on May 17, 2022. The Senior Credit Facility ranks senior in priority to the Company’s First Lien Term Loan, which had $312.5 million outstanding as of September 30, 2020. The Company’s Revolving Credit Facility was terminated concurrently with the new Senior Credit Facility on March 6, 2020.  The Revolving Credit Facility had no borrowings outstanding as of the termination date.

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

Interest rates under the Senior Credit Facility are based, at the Company's election, on a Eurodollar rate subject to an interest rate floor of 1.0%, plus a margin of 8.5% or a base rate plus a margin of 7.5%. As of September 30, 2020, the interest rate on our Senior Credit Facility was 9.5%. Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%. As of September 30, 2020, the interest rate on our First Lien Term Loan was 5.5%.

Operating Activities – Continuing Operations

Cash provided by operating activities – continuing operations for the nine months ended September 30, 2020 was $10.2 million compared to a usage of $3.0 million during the nine months ended September 30, 2019. The year over year improvement was due primarily to net income during the nine months ended September 30, 2020 of $8.8 million compared to a net loss of $2.7 million in the prior year period. For the nine months ended September 30 2020, we had a working capital cash usage of $16.2 million relating to an increase in accounts receivable due primarily to higher sales in the period and timing. For the nine months ended September 30, 2019, we had a working capital cash usage relating primarily to payments for employee performance incentive compensation earned in 2018 and increases in inventory to support the growth of our business.

Investing Activities – Continuing Operations

Cash used in investing activities – continuing operations for the nine months ended September 30, 2020 was $3.3 million, compared to a usage of $1.8 million during the nine months ended September 30, 2019. Cash used in investing activities – continuing operations was related primarily to capital expenditures, including investments to support the growth of the business, such as machinery and information technology equipment. In the prior year period, partially offsetting the capital expenditure outflows, we received cash of $1.5 million for the sale of our Canadian subsidiary. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $1.6 million during the nine months ended September 30, 2020, compared to $5.2 million during the prior year period.

Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $24.8 million. The Senior Credit Facility provided $29.1 million of cash, net of discount, partially offset by $2.5 million of associated debt issuance costs during the nine months ended September 30, 2020. The Company paid $1.8 million and $1.2 million of principal on finance leases during the nine months ended September 30, 2020 and 2019, respectively. For working capital purposes, we borrowed and repaid $11.5 million on the Revolving Credit Facility during the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting

Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2019, for which there were no material changes as of September 30, 2020, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

Except as noted in the following sentence, there have not been any changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the third quarter of 2020, the Company continued to enhance internal controls to appropriately determine compliance with, and accounting for, certain state and local sales tax regulations.

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

PART II – Other Information

Item 1. Legal Proceedings

The Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on our business, financial condition or results of operations.

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

The longer term impact of COVID-19 on our business may be difficult to assess or predict. The widespread pandemic may result for an extended period in significant disruption of global financial markets, which may reduce or eliminate our ability to access capital markets and/or to refinance our existing indebtedness, which would negatively affect our liquidity. Further, the actual and potential governmental orders, restrictions and recommendations described above (which may include travel and import restrictions) in response to COVID-19 have resulted in delays in certain of our suppliers’ deliveries to us and could continue to disrupt our supply chain and thus our ability to obtain materials needed to manufacture our products. Any import or other cargo restrictions related to our products or the materials used to manufacture our products would restrict our ability to manufacture products and thereby harm our business, financial condition and results of operations. Also, such orders, restrictions and recommendations have resulted and may continue to result in increased transportation costs for materials from our suppliers (for which we are responsible), which may negatively impact our cash flows, as well as increased transportation costs for our products that we ship to our customers (for which our customers are responsible), which may adversely affect customer demand. Additionally, if we are required to disrupt operations at or to close any of our facilities, or if we elect to do so to protect our employees from an actual or potential outbreak of COVID-19 at any facility, such disruption or closure could impair our ability to fulfill customer orders and may have a material adverse impact on our revenues and increase our costs and expenses. In the event of such a disruption or closure at one of our facilities, our other facilities may not be able to effectively assume the production activities of such impacted facility due to insufficient capacity, lack of necessary specialized equipment, higher production costs and/or significant time needed to increase production, any of which may result in failure to meet our customers’ requirements, resulting in negative impact to our business, results of operations and/or financial condition. Moreover, our key personnel and other employees could be affected by COVID-19, potentially reducing their availability. We may also delay or reduce certain capital spending and related projects until the impacts of COVID-19 begin to abate, which would delay the completion of such projects.

Customer demand for and our ability to sell and market our products may be adversely affected by the COVID-19 pandemic and responses thereto.

As discussed above, earlier this year state and local governments imposed orders, restrictions and recommendations resulting in closures of businesses, work stoppages, travel restrictions, social distancing practices and cancellations of gatherings and events, some of which are still in place. The reinstating of those orders, restrictions and recommendations that are currently no longer in effect and/or the issuance of additional orders, restrictions and recommendations, combined with fears of the spreading of COVID-19, may (i) cause certain of our customers to delay, cancel or reduce orders of our products and services, and (ii) result in temporary or permanent closures or reduced hours of operation of certain of our customers’ branches and/or increased consumer utilization of digital banking services, which could adversely impact Card@Once and other product or service sales. A sustained deterioration in general economic conditions may adversely affect our profits, revenue and financial performance if credit card issuers reduce credit limits, close accounts, and become more selective with respect to whom they issue credit cards as a result thereof. We are unable to accurately predict how these factors will reduce our sales going forward and when orders, restrictions and recommendations that are in place or may be put in place will be relaxed or lifted. There can be no assurances that our customers will resume purchases of our products and services upon termination of orders, restrictions and recommendations, particularly if there remains any continued community outbreak of COVID-19. A prolonged economic contraction or recession may also result in our customers seeking to reduce their costs and expenditures, which could result in lower demand for our products or a shift to demand for lower margin products. If our sales decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected. Additionally, our sales and marketing personnel often rely on in-person meetings and interaction with our customers. COVID-19 related restrictions have thus harmed our sales and marketing efforts, and continued restrictions could have a negative impact on our sales and results of operations.

As a result of all of the foregoing, we may, in the future, take actions including reductions to salary and work hours, furloughs, restructuring or layoffs, which may negatively impact our workforce and our business.

We may not be eligible to participate in the relief programs provided under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and even if we are eligible we may not realize any material benefits from participating in such programs.

On March 27, 2020, the President of the United States signed the Coronavirus Aid Relief, and Economic Security (“CARES”) Act into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are continuing to evaluate and apply certain provisions of the CARES Act that provide benefit to the Company, and the potential impacts thereof on our business. While we are participating in certain programs under the CARES Act, the CARES Act and its guidance are subject to change, and there is no guarantee that any government relief programs will provide meaningful benefit to our business or that we will meet eligibility requirements of any additional requirements of any additional relief programs for which we may determine to apply.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Form of Executive Retention Agreement
10.2	2021 Executive Retention Agreement, dated October 2, 2020, between CPI Card Group. Inc. and Scott Scheirman
10.3	Form of Executive Restricted Stock Unit Agreement
10.4	Restricted Stock Unit Agreement, dated October 2, 2020, between CPI Card Group Inc. and Scott Scheirman
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

November 3, 2020	/s/ John Lowe
John Lowe
Chief Financial Officer
(Principal Financial Officer)