Form 10-K
period 2020-12-31
CPI Card Group Inc.
filed 2021-02-25
CIK 1641614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
Or
◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 001-37584

CPI Card Group Inc.

(Exact name of the registrant as specified in its charter)

Delaware	26-0344657
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10368 W. Centennial Road
Littleton, CO	80127
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (720) 681-6304

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common stock $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ◻   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ◻   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ◻  No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was $13.1 million on June 30, 2020 computed based on the last quoted sales price of the registrant’s common stock of $2.90 on OTC Markets Group Inc. on that date.

As of February 15, 2021, the number of shares outstanding of the registrant’s common stock was 11,230,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report on Form 10-K (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “guides,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 on our business, including our supply-chain, customer demand, workforce, operations and ability to comply with certain covenants in our credit facilities; our lack of eligibility to participate in government relief programs related to COVID-19 or inability to realize material benefits from such programs; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our credit facilities and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; a disruption or other failure in our supply chain; the effects of current or additional U.S. government tariffs as well as economic downturns or disruptions, including delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology (“IT”) systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; disruptions in production at one or more of our facilities; our failure to retain our existing customers or identify and attract new customers; our inability to recruit, retain and develop qualified personnel, including key personnel; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation or infringement claims and risks related to open source software; defects in our software; problems in production quality, materials and process; a loss of market share or a decline in profitability resulting from competition; our inability to develop, introduce and commercialize new products; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses, as well as new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; failure to meet the continued listing standards of the Toronto Stock Exchange or the rules of the OTCQX® Best Market; a continued decrease in the value of our common stock combined with our common stock no longer being traded on a United States national securities exchange, which may prevent investors or potential investors from investing or achieving a meaningful degree of liquidity; quarterly variation in our operating results; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; costs relating to product defects and any related product liability and/or warranty claims; our dependence on licensing arrangements; risks associated with international operations; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products and services; the effect of legal and regulatory proceedings; our ability to comply with a wide variety of environmental, health and safety laws and regulations and the exposure to liability for any failure to comply; risks associated with the majority stockholders’ ownership of our stock; the influence of securities analysts over the trading market for and price of our common stock; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; and other risks that are described in Part I, Item 1A – Risk Factors in this Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

We caution and advise readers not to place undue reliance on forward-looking statements, which speak only as of the date hereof. These statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results or other events to differ materially from the expectations and beliefs contained herein. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

As used herein, “CPI,” “we,” “our” and similar terms refer to CPI Card Group Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States and Interac, in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Solutions market through more than 20 years of experience. We serve a diverse set of approximately 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States, and the largest Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) and card processors.

We serve our customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”) by one or more of the Payment Card Brands. Many of our customers require us to comply with PCI Security Standards Council requirements that relate to the provision of our products and services. Our leading network of high-security production facilities allows us to optimize our solutions offerings and to serve the needs of our diverse customer base.

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

Our business consists of the following reportable segments: Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States, and Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card program managers primarily in the United States. Our “Other” segment includes corporate expenses.

On August 3, 2018, we completed the sale of the U.K. Limited segment and, on April 1, 2019, we completed the sale of our Canada subsidiary. The divestitures of the U.K. and Canada businesses allowed us to better position ourselves to serve customers by focusing on our core businesses.

For additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 18 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

COVID-19 Update

The ongoing adverse effects of the COVID-19 pandemic have continued to impact the locations where we, our customers and our suppliers conduct business. Overall, we believe that COVID-19 had a net negative impact relative to our full year expectations for 2020. The broader and long-term implications of COVID-19 on our results of operations and overall financial performance remain uncertain. The health and safety of our employees remain paramount, and we continue to follow response protocols based on precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention, as well as various state and local executive orders, health orders and guidelines.  All of CPI’s operations have remained open and continue to provide direct and essential support to the financial services industry. CPI’s net sales in 2020 increased over the prior year; however, in certain areas of the business we experienced lower customer demand than expected which we believe is primarily attributable to the COVID-19 pandemic. We may experience constrained supply, curtailed customer demand, impacts on our workforce and other effects that could materially adversely impact our business, results of operations and overall financial condition in future periods. CPI’s strategies may not be successful in effectively managing our resources and mitigating the negative impact of the COVID-19 pandemic on our business, operating results and financial condition. See Item 1A, Risk Factors, in this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business.

On March 27, 2020, the Coronavirus Aid Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 12 “Income Taxes” for a discussion of the CARES Act income tax impacts on the Company. In addition, we have deferred employer social security payments starting with the second quarter of 2020 in accordance with the CARES Act. While we are participating in certain programs under the CARES Act, the Act and its guidance are subject to change.

Our Competitive Strengths

●	Strong Market Position with Long-Term Customer Relationships. Our vision is to be the partner of choice for our customers by providing market-leading quality products and customer service with a market-competitive business model. We believe these efforts have resulted in CPI gaining overall market share each year from 2018 to 2020. We have long-standing, trust-based relationships with customers, many of whom we have served for decades. We have collaborated with our top 10 customers for more than ten years, on average. We strive to put our customers at the center of everything we do. Our customer relationships often involve the handling of sensitive information as well as process and technology integration. As a result, our customers are selective about working with partners they can trust and that can deliver the highest quality products and customer service. We maintain important relationships with the Payment Card Brands to ensure our facilities and processes meet their standards. We believe we have established a leading market position in the prepaid debit market, built on high quality services, innovation and reliable delivery to our customers. Our Card@Once® instant issuance solution provides the necessary on-site equipment and supplies, customer support and secure data exchange to provide personalized cards on-site and on-demand at bank and credit union branches across the United States. Data is exchanged through either a secure web interface or through integrations of our proprietary software with our customers’ card issuance systems. Integrations provide a more seamless experience for our customers and we believe they foster longer lasting and closer customer relationships.
●	Comprehensive End-to-End Card Solutions. The foundation of our leading market position with our small- to mid-sized issuer customers is our comprehensive end-to-end Financial Payment Card solutions. Our solutions provide a full suite of products and card services required to produce, personalize and fulfill Financial Payment Cards, while maintaining the security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing card production with an end-to-end offering of card data personalization and card services that are integrated within our customers’ operations. We provide card data personalization services for financial institutions and managers of Prepaid Debit Card programs that require technology integration, such as secure data links to transfer highly sensitive cardholder information. We believe that our comprehensive solutions allow our customers to choose a single trusted partner to address their card program needs in a cost-effective manner instead of managing multiple suppliers across a complex value chain. Approximately 2/3rds of our annual net sales in our Debit and Credit segment is from small- to mid-sized issuers.
●	Compliant Network of High-Security Facilities. Our high-security facilities are each audited for compliance with the standards of the PCI Security Standards Council by one or more of the Payment Card Brands, forming a leading network of approved production facilities in the United States. The Payment Card Brand attestations of compliance allow us to produce cards bearing these brands and provide relevant card services for our issuer customers. These audit processes are long and complex and our facilities must comply with strict standards of security in order to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the complexity and investment needed to obtain and retain these compliance designations may serve as a barrier to new entrants into our market.
●	Financial Payment Card Capabilities, Industry Experience, and Proprietary and Patented Solutions. Over the course of our long operating history, we have developed technological, engineering and operational expertise that we believe has made us a leader in our industry. Europay, Mastercard and Visa (“EMV”) is a global technical standard, maintained by EMVCo LLC (“EMVCo”) for smart payment cards, and for payment terminals and automated teller machines that accept them. EMV® cards are smart cards (also called chip cards) which store data on integrated circuits rather than magnetic stripes, although EMV cards may also have magnetic stripes. We produce contact EMV cards, which require contact with a surface plate on an EMV-enabled payment terminal. We also produce dual-interface EMV cards that have both contact and contactless functionality.

We continuously work to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and our customers.  CPI’s Second Wave® payment cards featuring a core made with recovered ocean-bound plastic (“ROBP”), and EarthwiseTM “high content” plastic cards address customer demands for more sustainable card options. We also sell CPI Metals®, a premium encased metal card. Our offerings also include Card@Once, our proprietary and patented instant card issuance system and software-as-a-service. We believe that our technological and operational capabilities, combined with our specific focus on the Financial Payment Solutions market, gives us a competitive advantage.

●	Experienced Leadership Team. We have built an experienced leadership team that has energized the organization to focus on customers, accountability, innovation, and delivering results.

EMV® is a registered trademark or tradename of EMVCo LLC in the United States and other countries.

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

Market-Leading Quality Products and Customer Service

Our strong team of dedicated, passionate employees embrace a culture of collaboration and steadfast focus on delivering superior products and exceptional customer service which has helped build us into a leading solutions provider. With a focus on market-leading quality products and customer service, we are committed to operational excellence and adapting to market dynamics to help our customers achieve top-of-wallet status and build their businesses. We listen to the voices of our customers and focus on helping them deliver unique and differentiated solutions that elevate their customers’ experience. We are accountable for our actions, and work synergistically to deliver results for our customers, our employees and our shareholders.

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

Market-Competitive Business Model

By creating a dynamic and efficient operating model, we have positioned ourselves to better serve our customers. We aim to streamline our operations, which enables us to allocate resources focused on providing our customers with unmatched solutions, innovation and exceptional service. We have also developed standards of excellence and target metrics regarding the quality, reliability and on-time delivery of our products. We have invested in equipment advancements and technology in order to create broader capabilities as well as improve the quality and efficiencies of, and the customer satisfaction with, our offerings. We continue to focus on driving top-line performance, profitability, and operational efficiency.

Our Products and Services

EMV Financial Payment Cards (Contact and Contactless Dual-Interface)

We produce both plastic and encased metal contact EMV cards, which feature an integrated circuit that interfaces with an EMV payment terminal over a contact plate on the surface of the card when inserted into an EMV-enabled payment terminal. We also produce contactless EMV cards, including plastic and encased metal dual-interface EMV cards, which feature a radio-frequency identification (“RFID”) antenna that utilizes near field communications (“NFC”) technology to allow transactions to process on a contactless basis when the card is brought within the requisite proximity to an NFC-enabled payment terminal. Dual-interface EMV cards also have contact EMV technology.

Second Wave Cards Featuring a Core made with Recovered Ocean-Bound Plastic

Our Second Wave cards feature a core made with ROBP. Aimed at reducing first-use plastic and diverting plastic waste from entering the ocean, Second Wave cards are available in all forms of EMV Financial Payment Cards (contact and contactless dual-interface) and cards for access applications such as travel, ticketing, lodging, and entertainment. Our Second Wave cards have been approved by two of the major Payment Card Brands. Second Wave offers a seamless cardholder experience that aligns with broader consumer values and helps support our customers’ environmental, social and governance (“ESG”) goals by providing companies across multiple segments of the card industry with a simple, effective, and more environmentally-friendly solution. CPI’s eco-focused solutions also include Earthwise “High Content” cards, which were launched in 2020. This is the first contactless dual-interface card product to incorporate up to 98% upcycled plastic content, dependent on design. As the leading eco-focused card provider in the U.S., we estimate that CPI produced more than 80% of all U.S. eco-focused cards in 2020, shipping over 25 million eco-focused contactless payment cards in the past 18 months.

Non-EMV Financial Payment Cards

We produce non-EMV cards that utilize magnetic stripes, contactless cards which utilize NFC technology, and cards that include both magnetic stripes and NFC technology. In addition, we produce non-EMV cards that are issued on the networks of the Payment Card Brands including for the purpose of government disbursement, as well as retail gift cards (which are not issued on the networks of the Payment Card Brands).

Card Data Personalization and Fulfillment

We provide data preparation and card data personalization solutions for debit, credit and Prepaid Debit Cards in contact, contactless, and dual-interface EMV, and non-EMV card formats. Our personalization services are technology-driven with full color printing and edge-to-edge coverage, and provide a wide range of card customization options, using advanced processes to personalize (encode, program and emboss with data such as cardholder name and account number) and fulfill cards to individual cardholders. Our services provide customers with visibility to manage card stock inventory and fulfillment materials. In addition, we provide EMV data script development services for our customers and in certain cases generate PIN numbers and mailers on their behalf. We also provide consultation and card design services to further assist customers in card customization.

CPI On-Demand® Solutions

Through our CPI On-Demand® services, we are able to produce images, personalized payment cards and related collateral on a one-by-one, on-demand basis for our customers, enabling individualized offerings and reducing waste and inventory. Our service offering includes online ordering of a customized payment card through a program manager, with direct fulfillment to a consumer. We believe the CPI On-Demand solution further differentiates us with our financial institution and program manager customers and enables us to access new, business-to-business and business-to-consumer verticals such as healthcare, transit, payroll, corporate incentives, government disbursement, benefits and insurance.

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

Instant Card Issuance Systems and Services

We offer Card@Once, our proprietary and patented instant card issuance system and software-as-a-service, which provides our card issuing bank customers the ability to issue a completely personalized, permanent debit or credit card within the bank branch to individual cardholders upon demand. Our instant issuance system is enabled by cloud-based software that securely transfers data from our servers to the card branch to encode a magnetic stripe, a contact EMV card, or a contactless dual-interface EMV card, and personalizes the card on a desktop printer solution provided by CPI. These processes are audited for PCI Data Security Standard compliance annually. Our instant issuance system generates both initial sales revenue for the printer solution and recurring revenue from card personalization and sales of cards and consumables.

AdaptivesTM

While not currently significant to our financial results, we offer AdaptivesTM, an EMVCo certified chip and antenna personalization technology. This technology is one of the smallest and most flexible available, allowing for versatility and use across a wide variety of form factors. Adaptives’ embedded contactless technology can be integrated into portable, wearable or non-wearable devices, or other objects.

Digital Services

While not currently significant to our financial results, we are investing in digital services and issuance technologies, including self-service card customization, online card ordering, on demand fulfillment, order lifecycle management, customer inventory management, EMV key management, and other innovative solutions. We also offer patented card design software, known as MYCA™, which provides our customers and their cardholders the ability to order customized cards on the internet and customize cards with individualized digital images.

Suppliers

While we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them, the objective of our procurement strategy is not to depend on any single supplier. However, certain components are only available from a single supplier, or substituting a component from a different supplier may require additional time and investment. Some of the most important components of our products include the EMV/ dual-interface microchips and antennas. Our main suppliers of EMV/ dual-interface microchips and antennas include four leading international manufacturers with locations in Germany, Thailand, Netherlands, South Korea, and Singapore. Approximately 95% of our purchased microchips and antennas for the year ended December 31, 2020 came from these four main suppliers, primarily on a purchase order basis. The other key components for our products are substrates and inlays, which include PVC and ROBP. We monitor supply chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation and price.  We generally purchase inventory sufficient to fulfill customer purchase orders and to maintain certain levels of inventory in anticipation of future customer demand and potential supply chain constraints.

Customers

In the United States, we categorize our customers as follows: large issuers, small to mid-sized issuers including financial technology companies, prepaid debit issuers, program managers, Group Service Providers, and card processors. Our diverse customer base includes some of the largest issuers of credit and debit cards in the United States and the largest Prepaid Debit Card program managers. The Company had two customers that each accounted for 10% or more of its net sales in 2020. Net sales from these customers were approximately 15% and 14% of total net sales for a combined total of approximately 29% of our net sales for the year ended December 31, 2020. We have been serving these customers for greater than 10 years on-average.

We generally enter into master purchase or service agreements that govern the general terms and conditions of our commercial relationships. We then enter into a purchase order or other short-term arrangements that define the quantities of products to be delivered or services rendered, and other terms specific to the order as appropriate. In most cases, our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis.

Production and Services

We have a network of high-security facilities that we leverage to balance customer orders, expand the array of products and services available to our customers, provide consistent supply and execute short lead times. Our facilities and operating processes are designed to provide a differentiated level of service to each of our key customer sets. For example, we have the processes and capabilities to:

●	execute high-volume production runs that allow us to offer cost-effective price points on large orders;
●	execute lower-volume, highly customized runs that allow us to meet the high-service and quick-turn needs of smaller orders, as well as on-demand solutions; and
●	meet the specific needs of our Prepaid Debit Card customers, as an industry leader in tamper-evident secure card packaging, and through our expertise and capabilities specifically designed for this prepaid retail market.

As of December 31, 2020, we operate facilities comprising approximately 381,000 square feet in the United States where we focus on Financial Payment Card production, personalization services, card packaging and fulfillment services. See Part I, Item 2, Properties in this Annual Report on Form 10-K for information on the operations of each facility.

We rely on secure ground and secure air freight to deliver finished products to our customers. Due to the high-security nature of the Financial Payment Card products we provide to our customers, certain products must be shipped to these customers via a secure method, such as armored vehicle. With respect to customers for whom we fulfill individual and personalized debit and credit cards, we primarily utilize the U.S. postal service and other express shipping services to deliver these cards directly to individual cardholders. For other customers, we deliver our products via regular ground and air freight.

In addition, we embrace practices and solutions at our facilities designed to limit our impact on the environment, preserve natural resources, and create innovative and responsible products. Our key areas of focus include: incorporating environmental sustainability practices as and where feasible in alignment with our business model, values and customer needs; engaging employees; and communicating and promoting our commitment and contribution to more sustainable practices and products.

Sales and Marketing

We market ourselves as a leader and trusted partner in payments, seeking to meet or exceed the needs of our customers through high quality, flexibility, and meaningful, innovative products at competitive prices. We strategize and collaborate with our customers to bring them valuable and innovative solutions. We have sales representatives and partners that give us a wide geographic reach across the United States. Our sales representatives offer a complete end-to-end solution that incorporates the full spectrum of our products and services from concept to delivery. Our sales and marketing strategy focuses on strengthening our relationships with existing customers through a consultative approach that includes cross-selling expanded services and sharing expertise to enhance customers’ card programs. We leverage the strength of our full-service offerings to attract new customers. Our marketing efforts focus on the needs of our specific types of customers. By tailoring our marketing strategy to different customer segments, we are able to provide relevant targeted solutions to meet our customer’s individual needs. We use an array of different marketing communications and thought leadership across various industry publications, editorial white papers, case studies, conferences and trade shows, print and digital advertisements, educational webinars, podcasts, and blogs to introduce our existing customers and new customers to innovations in the payments market. We believe these efforts drive customer retention and satisfaction, and attract new customers.

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

Our products and services compete with other card manufacturers and solutions providers. Certain existing and potential customers also have the ability to produce and/or personalize Financial Payment Cards in-house. Accordingly, we compete with certain of our customers, including those that offer transaction processing products and services to financial institutions. We believe we are in competition with Arroweye, CompoSecure L.L.C., Entrust, FIS, Fiserv, Giesecke & Devrient GmbH, HID Global, IDEMIA (formerly known as Oberthur Technologies S.A.), Perfect Plastic, Thales (formerly known as Gemalto NV), Valid S.A., Travel Tags and WestRock (Multi Packaging Solutions), among others.

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

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards to protect our intellectual property throughout the world. As of December 31, 2020, we had 57 U.S. and foreign trademark registrations and applications, 32 existing U.S. patents, 20 existing foreign patents, as well as 40 pending U.S. and foreign patent applications. Our U.S. and foreign patents and applications have an average remaining maturity of approximately 13 years, and our trademarks will be due for renewal for additional ten year periods on an ongoing basis.

Regulation

Privacy and Data Security

In the course of our business, we receive personally identifiable information of cardholders from our customers, either from a financial institution or through a card processor on behalf of a financial institution. Such information includes names, email and physical addresses, card account numbers and expiration dates. As a service provider to financial institutions in the United States, we are subject to certain Federal Trade Commission requirements, certain privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy statutes and regulations, and certain of the PCI Security Standards Council’s requirements, each of which is subject to change at any time. Outside of the United States, we are subject to privacy laws and regulations of certain countries and jurisdictions. The interpretation and application of privacy and data protection laws are often uncertain and in a state of flux. Furthermore, many of our customers are subject to privacy and data protection laws and our customers often impose contractual obligations on us related to their obligations. In order to comply with our obligations under applicable privacy laws and regulations and our contractual agreements with our customers, we are required to implement adequate policies and safeguards to protect the privacy of personally identifiable information we receive.

Under the PCI Security Standards Council requirements, we must meet certain security standards in order to achieve compliance that allows us to produce and personalize Financial Payment Cards issued on their networks. These standards include extensive requirements with respect to the physical characteristics of our facilities, as well as our electronic treatment and storage of cardholder data. We believe that we have developed significant expertise in acquiring and maintaining compliance with the requirements from the Payment Card Brands, and have invested significant capital to obtain and retain compliance, which is regularly verified by both the Payment Card Brands and our customers. We believe the complexity involved and investment needed to obtain and retain these compliance designations may serve as a barrier to new entrants into our market.

The status and interpretation of pending and existing laws and regulations is evolving and these laws and regulations may be applied inconsistently, and the obligations imposed upon us by our customers can vary. It is possible that our current data protection policies and practices may be deemed inconsistent with new legal requirements or interpretations thereof, and breaches in the security of our systems and technology could result in a violation of these laws and regulations and contractual requirements. Changes to these laws and regulations, as well as any associated inquiries or investigations or any other government actions, and additional requirements imposed by our customers may be costly to comply with and may delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including reputational harm, fines, or demands or orders that we modify or cease existing business practices.

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

In conducting certain aspects of our card services, we are directly subject to various federal and state laws and regulations and contractual obligations. In order to comply with our obligations under applicable laws, we are required, among other things, to comply with reporting requirements, to implement operating policies and procedures to comply with Office of Foreign Assets Control requirements, to protect the privacy and security of our customers’ information and to undergo periodic audits and examinations.

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

Environmental Protection

Our operations are subject to environmental protection regulations, including those governing the emissions of pollutants into the air, wastewater discharges, the use and handling of hazardous substances, waste disposal, and the investigation and remediation of soil and groundwater contamination. We are also required to obtain environmental permits from governmental authorities for certain of our operations.

Human Capital

Our leadership team has significant experience in the payments industry, and many of our employees possess career-long expertise and knowledge that is unique to the Financial Payment Card industry.  Our compensation programs are designed to attract and retain individuals with the unique skill sets that are fundamental to our business.  We provide our employees with competitive salaries and incentives, access to health insurance and paid time off, in addition to other benefits.  As part of our promotion and retention efforts, we also invest in ongoing leadership development and conduct employee pulse surveys to measure employee engagement and identify areas of focus.

Employee health and safety in the workplace is one of the Company’s core values. Throughout the COVID-19 pandemic, the health and safety of our employees has remained paramount. We continue to follow response protocols based on precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention, as well as various state and local orders and guidelines.  Our office-based employees moved to a primarily remote work environment beginning in March 2020.

We are committed to a diverse and inclusive workplace, in which we promote honest, ethical and respectful conduct. Our Code of Business Conduct and Ethics sets the standards for appropriate behavior and employees are required to follow these standards and participate in related training. We have an open door policy and encourage employees to bring forward issues and concerns.  In addition, we periodically analyze our employment procedures and pay practices to help ensure individuals are provided with equal employment opportunities and equitable pay.

As of December 31, 2020, CPI employed approximately 1,000 full-time employees, of which approximately 700 are production and service facility staff and approximately 300 are office staff.  We also use the services of temporary workers in our facilities to provide flexibility for our business needs.  None of our employees are represented by labor unions.  We believe that our relations with our employees are positive.

Available Information

CPI Card Group Inc. is a Delaware corporation. We were initially formed as CPI Holdings I, Inc. in June 2007 and changed our name to CPI Card Group Inc. in August 2015. Our principal executive offices are located at 10368 West Centennial Road, Littleton, CO 80127, telephone (720) 681-6304. The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through the "Investor Relations" portion of the Company's website (www.cpicardgroup.com), as soon as reasonably practical after they are filed with, or furnished to, the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated into and are not a part of this report. The SEC also maintains a website (www.sec.gov), which contains reports and information statements, and other information filed electronically with the SEC by the Company.

CPI Card Group Inc. qualifies as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act, and has elected to follow certain of the scaled back disclosure accommodations within this Annual Report on Form 10-K.

Item 1A.  Risk Factors

There are many factors that affect our business, financial condition, results of operations and cash flows, some of which are beyond our control. The following is a description of some important factors that may cause our business, financial condition, results of operations and cash flows in future periods to differ materially from those currently expected or desired. Factors not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, results of operations and cash flows. You should carefully consider all of these risks described below, together with the other information included in this Annual Report on Form 10-K, before investing in our securities. As a result of any of these risks, known or unknown, you may lose all or part of your investment in our securities.

Risk Factors Summary

Risks Relating to COVID-19

●	The effects of the COVID-19 pandemic and responsive government measures as well as related economic disruptions adversely affecting our supply chain, workforce, overall operations and financial condition, ability to access capital markets and refinance indebtedness, and ability to market and sell our products, as well as our inability to participate in or realize benefit from government relief programs.

Risks Relating to our Business

●	Our substantial indebtedness and the covenants and restrictions in the agreements governing our indebtedness limiting our ability to use our cash flow in certain areas of our business, capitalize on certain business opportunities and pursue our business strategies, all of which could increase if we incur additional debt.
●	The effects of the terms of our outstanding indebtedness and our financial condition on our ability to meet debt service obligations or obtain additional financing.
●	Disruptions or delays in our supply chain, including with respect to single-source suppliers, or the failure or inability of our suppliers to comply with our codes of conduct or contractual requirements.
●	A cyber-attack or breach of our information technology systems resulting in losses of our intellectual property and/or sensitive cardholder data, harm to our competitive position and a loss of customer trust and confidence, and, as threats evolve, the necessity to invest in significant additional resources to enhance our information security and controls.
●	Any interruption of our information technology systems, including disruptions or failures of our third-party data centers, inhibiting our ability to service our customers.
●	A disruption at any of our production facilities and our inability to recover quickly or otherwise provide continuity of production in order to meet customer requirements.
●	Failure to retain existing key customers and attract new customers due to competitive products, pricing pressures, financial health of our customers and macroeconomic conditions affecting our industry or our customers.
●	Our inability to recruit, retain, develop and adequately compensate the personnel needed to successfully operate and grow our business.
●	Our inability to protect our trade secrets, intellectual property and proprietary software, to obtain additional intellectual property rights in the future, and to ensure our products are not infringing the intellectual property rights of others.
●	Defects in our software and computing systems, resulting in errors or delays in the processing of transactions and other interruptions in our business operations.
●	Problems in our production processes, including as a result of mechanical or technological failures, which could lead to reduced production capacity and quality.
●	Our inability to undertake time-consuming and costly research and development activities in order to develop new or enhanced products.

●	An increased number of states seeking to apply sales tax “nexus” laws or future increases in U.S. federal or state income taxes, resulting in additional tax expenses in the event we are unable to pass such expenses along to our customers.
●	Our inability to divest or consolidate certain non-strategic businesses at all or on terms that are acceptable to us.
●	A write-down of our long-lived assets, which represent a significant portion of our total assets.
●	Defects in our products that may give rise to products recalls, product liability and warranty claims as well as damage to our reputation.
●	Our inability to renew licenses with key technology licensors, resulting in our loss of access to certain technologies upon which we rely to develop certain of our products.

Risks Relating to our Industry

●	The effects of current or additional U.S. government tariffs as well as economic downturns or disruptions, including delays or interruptions in our ability to source raw materials and components used in our products from foreign countries and increased prices of our products.
●	Existing or future data privacy and security laws, regulations and requirements may cause us to incur significant compliance costs or result in fines, sanctions, penalties and lawsuits if we fail to comply.
●	The highly competitive, saturated and consolidated nature of our marketplace.
●	The widespread adoption of technological changes, new products or industry standards, such as digital payment systems or mobile payments, which may render our products obsolete or irrelevant, and our failure to develop and introduce innovative products to address the evolving needs of our customers.
●	The unpredictability of our operating results due to the varying cyclicality of the financial card and electronic payment industries, capital requirements, inventory management, the availability of funding, competition, new product developments, technological changes, production problems, supplier management and other factors.
●	Our failure to comply with the standards of the PCI Security Standards Council, including due to an inability to continue to make investments in our facilities necessary to maintain compliance with such standards.
●	A deterioration in general economic conditions, resulting in reduced consumer confidence and consumer and business spending.
●	Our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes.

Risks Relating to Ownership of our Common Stock

●	Our failure to maintain our listing on the Toronto Stock Exchange (“TSX”) due to failure to comply with TSX listing standards and/or our failure to continue trading on the OTCQX® Best Market (“OTCQX”) due to failure to comply with OTCQX rules and standards.
●	A reduction in the share price of our common stock and an inability of investors to trade our common stock due to a limited market for our shares as a result of no longer being listed on a United States national securities exchange.
●	Our majority stockholders’ continued concentrated ownership of our shares and ability to control decisions regarding our business direction and policies as well as the potential conflicts of interest that may arise between our majority stockholders and our other stockholders.
●	The influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock following our delisting from the Nasdaq Capital Market (“Nasdaq”).
●	Certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors.

General Risk Factors

●	Our inability to comply with numerous evolving and complex laws and regulations relating to financial reporting standards, corporate governance, data privacy, tax, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, labor and health and safety.
●	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision related to legal or regulatory proceedings or litigation.

Risks Relating to COVID-19

The ongoing COVID-19 pandemic and responses thereto may, or may continue to, adversely affect our supply chain, workforce, overall operations and financial condition, and our ability to access capital markets and refinance indebtedness, each of which may have a material adverse effect on our business.

The COVID-19 pandemic and efforts by federal, state and local governments to attempt to control its spread, including “stay-at-home” orders, quarantine requirements, mandating closures of certain businesses not deemed “essential” and executive and other governmental orders, restrictions and recommendations for residents and businesses (some of which are still in place) have caused significant economic disruption and adversely impacted the global economy. Even though some measures may currently be relaxed, they may be put back into place or increased if the spread of the pandemic continues or increases in the future. Any such new orders, restrictions or recommendations could mandate or encourage the suspension of some or all of our operations or otherwise negatively impact our ability to operate our business at full capacity. Additionally, the reinstating of orders, restrictions and recommendations previously in effect and/or the adoption of new orders, restrictions and recommendations may again result in widespread closures of businesses, work stoppages, social distancing practices, slowdowns and delays, work-from-home policies, travel restrictions and cancellations of events, as well as adverse impacts on the national and global economies. Disruptions to our activities and operations resulting from such governmental orders, restrictions and recommendations would negatively impact our business, operating results and financial condition. If the recent surge in COVID-19 cases coupled with the slow rollout of vaccinations continues or worsens, or if vaccinations prove to be ineffectual or mutated virus strains that are resistant to vaccinations emerge, then the ongoing spread of COVID-19 may have a devastating long-term negative impact on the national and world economies, in which case the risks to our sales, operating results and financial condition described herein would be elevated significantly.

The longer term impact of COVID-19 on our business may be difficult to assess or predict. The pandemic may result in significant and extended disruption of global financial markets, which may reduce or eliminate our ability to access capital markets and/or to refinance our existing indebtedness, which would negatively affect our liquidity and prospects. Further, the actual and potential governmental orders, restrictions and recommendations described above (which include travel restrictions and the potential for import restrictions) in response to COVID-19 have resulted in delays in certain of our suppliers’ deliveries to us and could continue to disrupt or cause greater disruption to our supply chain and thus our ability to obtain materials needed to manufacture our products and provide our services. Any import or other cargo restrictions related to our products or the materials used to manufacture our products would restrict our ability to manufacture products and thereby harm our business, financial condition and results of operations. Also, such orders, restrictions and recommendations have resulted and may continue to result in increased transportation costs for materials from our suppliers (for which we are responsible), which may negatively impact our cash flows, as well as increased transportation costs for our products that we ship to our customers (for which our customers are responsible in some cases), which may adversely affect customer demand. Additionally, if we are required to disrupt operations at or close any of our facilities, or if we elect to do so to protect our employees from an actual or potential outbreak of COVID-19 at any facility, such disruption or closure could impair our ability to fulfill customer orders and may have a material adverse impact on our revenues and increase our costs and expenses. In the event of such a disruption or closure at one of our facilities, our other facilities may not be able to effectively assume the production activities of such impacted facility due to insufficient capacity, lack of necessary specialized equipment, higher production costs and/or significant time needed to increase production, any of which may result in failure to meet our customers’ requirements, resulting in negative impact to our business, results of operations and/or financial condition. Moreover, our key personnel and other employees could be affected by COVID-19, potentially reducing their availability and disrupting our operations. We have and may continue to incur additional cost associated with our response to COVID-19 and delay or reduce certain capital spending and the completion of related projects until the impacts of COVID-19 begin to abate.

The global outbreak of COVID-19 continues to evolve. The ultimate impact of the COVID-19 outbreak remains uncertain and subject to change, and we cannot predict its future impacts on our business or the economy as a whole. However, these effects may harm our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales, liquidity and ability to continue as a going concern in the longer term. As a result of all of the foregoing, we may, in the future, take actions including reductions to salary and work hours, furloughs, restructuring or layoffs, which may negatively impact our workforce and our business.

Customer demand for and our ability to sell and market our products and services may be adversely affected by the COVID-19 pandemic and responses thereto.

As discussed above, state and local governments have imposed orders, restrictions and recommendations resulting in closures of businesses, work stoppages, social distancing practices, slowdowns and delays, work-from-home policies, travel restrictions and cancellations of events, some of which are still in place. The reinstating of those orders, restrictions and recommendations that are currently no longer in effect and/or the issuance of additional orders, restrictions and recommendations, combined with fears of the spreading of COVID-19, may (i) cause certain of our customers to delay, cancel or reduce orders of our products and services, and (ii) result in temporary or permanent closures or reduced hours of operation of certain of our customers’ branches and/or increased consumer utilization of digital banking services, which could adversely impact our product or service sales and cash flows. A sustained deterioration in general economic conditions may adversely affect our profits, revenue and financial performance if credit card issuers reduce credit limits, close accounts, and become more selective in determining to whom they issue credit cards as a result thereof. We are unable to accurately predict how these factors will reduce our sales going forward and when orders, restrictions and recommendations that are in place or may be put in place will be relaxed or lifted. A prolonged economic contraction or recession may also result in our customers seeking to reduce their costs and expenditures, which could result in lower demand for our products or a shift to demand for lower margin products. If our sales decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected. Additionally, our sales and customer relationship personnel have been and may continue to be unable to engage in-person meetings and interaction with our customers. COVID-19 related restrictions have thus harmed our sales and marketing efforts, and continued restrictions could have a negative impact on our sales and results of operations.

We may not be eligible to participate in the relief programs provided under the Coronavirus Aid, Relief, and Economic Security (CARES) Act, and even if we are eligible we may not realize any material benefits from participating in such programs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We are continuing to evaluate the potential impacts of, and apply, certain provisions of the CARES Act that provide benefit to the Company. While we are participating in certain programs under the CARES Act, the CARES Act and its guidance are subject to change, and there is no guarantee that any government relief programs will provide meaningful benefit to our business or that we will meet eligibility requirements of any additional requirements of any additional relief programs for which we may determine to apply.

Risks Relating to our Business

The covenants and restrictions contained in agreements governing our indebtedness may adversely affect our business and results of operations, may restrict our ability to grow and could make it difficult or impossible to timely make our debt service payments or refinance our debt when it comes due.

We maintain a substantial amount of debt, and we may incur additional debt in the future to help fund our business. Our credit facilities do not fully prohibit us or our subsidiaries from incurring additional indebtedness in the future, and to the extent that we incur additional indebtedness, the risks associated with our substantial indebtedness described below, including our possible inability to service our debt, may increase. Our substantial indebtedness and interest expense could have important consequences to us, including:

●	limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, research and development, expanding our infrastructure, capital expenditures and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest and/or service our debt;
●	impacting our cash flows, results of operations and financial condition when interest rates rise, because the interest rates on our credit facilities are floating rates that vary depending on market interest rates from time to time;

●	limiting our ability to retain or attract customers and our ability to attract or retain qualified employees due to our significant amount of debt and the related implications of such debt for the Company’s long-term financial condition;
●	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our strategy, and other expenses or investments planned by us;
●	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;
●	limiting our ability to timely make our debt service payments or to satisfy our other obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness);
●	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally;
●	placing us at a competitive disadvantage as compared to our competitors that are less leveraged; and
●	limiting our ability, or increasing the costs, to refinance indebtedness, when our First Lien Term Loan (as defined below) matures on August 17, 2022 and our Senior Credit Facility (as defined below) matures on May 17, 2022.

The terms of our Senior Credit Facility and First Lien Term Loan restrict, and any additional indebtedness we may incur in the future could similarly restrict, our ability to operate our business and to pursue our business strategies. Among other things, our Senior Credit Facility and First Lien Term Loan restrict our ability to:

●	incur additional indebtedness or contingent liabilities
●	declare or pay dividends, repurchase stock, or make other distributions to stockholders;
●	make investments in any business that is not a wholly-owned subsidiary;
●	create liens or use assets as security in other transactions;
●	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
●	enter into transactions with affiliates; and
●	enter into certain asset sale transactions or other dispositions of assets.

In addition, our Senior Credit Facility contains a covenant requiring us to achieve at least $25 million of adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) for the previous four consecutive fiscal quarters in total for each quarterly period ending on or after March 31, 2020. The adjusted EBITDA computation is defined in the Senior Credit Facility.  Our failure to comply with any of these covenants could result in an event of default, which could result in the acceleration of all of our indebtedness under the Senior Credit Facility and First Lien Term Loan.  Moreover, these restrictions, as well as the limitations described above, could have a material adverse effect on our business, financial condition, results of operations and prospects.  If we are unable to satisfy our obligations under our indebtedness as they become due or if we are unable to pay our interest obligations, we would be rendered insolvent.

Our ability to raise capital in the future may be limited, which could lead to delays in innovation and abandonment of our strategic initiatives.

In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. The terms of our outstanding indebtedness and our financial condition may adversely affect our ability to obtain additional financing and any such financing may not be available on favorable terms, or at all.  If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.  Any failure to achieve adequate funding will delay our products and services innovation and development and could lead to abandonment of one or more of our strategic initiatives and impair our ability to continue as a going concern.  Any of these events could materially harm our business, financial condition and prospects.

A disruption or other failure in our supply chain could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain, product quality control, as well other external factors over which we have no control. Key components for our products include EMV microchips, substrates (such as PVC), resin, modules, antennas and inlays, which we source from multiple suppliers located in Germany, Thailand, the Netherlands, South

Korea, the United States and Singapore, primarily on a purchase order basis.  Additionally, our Second Wave cards, featuring a core made with “recovered ocean bound plastic” rely on a largely international supply chain to source and provide such “recovered ocean bound plastic” in accordance with our defined parameters. It is difficult and costly to monitor suppliers of key components and their compliance with our parameters, our codes of conduct, and applicable laws. Any failure by our suppliers to so comply could adversely affect our ability to produce Second Wave payment cards or cards with EMV microchips at all or in a manner consistent with standards agreed upon with our customers, which could adversely affect our business, reputation and customer relationships. Moreover, in certain cases, such as with ROBP, microchip and resin suppliers, we may rely on suppliers for which there are not adequate and immediate or any replacements, which may result in our inability to continue to produce or a reduction in production of products that use components from these suppliers in the event the suppliers terminate their relationships with us, fail to deliver products or materials in required volumes or in required timeframes, or otherwise fail to meet their obligations to us. We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single-source supplier fails to deliver products or materials as required. Also, changes in the financial or business condition of our suppliers, political instability, social unrest or adverse market conditions in a supplier’s country (including relating to any continued outbreak of COVID-19), demand from other customers of such suppliers or failure to comply with our codes of conduct or other contractual requirements could render our suppliers unable to provide us with, or render us unable or unwilling to accept, the components we need to produce our products and thus subject us to losses or adversely affect our ability to bring products to market. Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, contract requirements, or laws and regulations, and in a timely manner could adversely affect our customer service levels, our reputation and our overall business. For example, we have in the past experienced delays in our supply chain, which made it difficult to produce our products in a timely manner. In addition, any increases in the costs of goods and services for our business may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations. If a company in our supply chain engages in illegal, unethical or other questionable conduct, we may not have visibility to these practices and we, and our customers, may face reputational harm in addition to interruptions to our supply chain.

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, impair customer and vendor relationships, disrupt our internal operations, harm perception of our products, and expose us to litigation and/or regulatory penalties, which could have a material adverse effect on our business and our reputation.

The reliability and security of our IT infrastructure and our ability to protect sensitive and confidential information for our customers, which include many financial institutions, is critical to our business.  We may be a target of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, ransomware attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from unauthorized use of or access to computer systems (including from internal and external sources).  A breach of our security defenses could result in a loss of our intellectual property, the release of sensitive cardholder information and customer, consumer or employee personal data, or the loss of production capabilities at one or more of our production facilities.  In recent years these types of incidents have become more prevalent and pervasive across industries, including in our industry.

In addition, our encryption systems are at risk of being breached or decoded.  We use encryption technology to protect sensitive data while in transit and at rest. Also, smart cards are equipped with keys that encrypt and decode messages in order to secure transactions and maintain the confidentiality of data. The security afforded by this technology depends on the integrity of the encryption keys and the complexity of the algorithms used to encrypt and decode information. Any significant advances in technology that enable the breach of cryptographic systems, malicious software infiltration or that allow for the exploitation of weaknesses in such systems could result in a decline in the security we are able to provide through this technology. Any material breach of our secured systems could harm our competitive position, result in a loss of customer trust and confidence, and cause us to incur significant costs to remedy the damages caused by system or network disruptions, whether caused by cyber-attacks, security breaches or otherwise, which could ultimately have a material adverse effect on our business, financial condition and results of operations.

The protective measures we have implemented to protect against data and security breaches and cyber-attacks may not prevent system or network disruptions and may be insufficient to prevent or limit the damage from any future security breaches. Our activities and investment in protective measures may not be deployed sufficiently quickly or successfully in order to protect our system or network against disruptions and may not prevent or limit the damage from any future security breaches.  In addition, as these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities.

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

In order to serve our customers and operate certain aspects of our business, we depend on data centers and computing infrastructure that is both our own as well as provided by third party vendors. To the extent applications and data used in our business are hosted by third party vendors at their facilities, we do not control the operation of such facilities or in some cases the hardware and infrastructure within them.  Any disruption of, interference at, or inability to keep up with our needs for capacity by our third-party data centers or hosted infrastructure partners could interrupt our business operations.  In addition, any problems faced by our third-party data center operations or hosted infrastructure partners with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers.  Our ability to service our customers also largely depends on the efficient and uninterrupted operation of our own computer information systems residing at our leased facilities. The proper functioning of such systems can be adversely affected by the increasing age and usage of such systems, among other things. Any interruption in our business applications, systems or networks, including, but not limited to, new system implementations, server downtime, facility issues, natural disasters or energy blackouts, could have a material adverse impact on our operations, sales and operating results. Additionally, we have a limited number of employees with the expertise required to operate such internal applications, systems and networks as well as remediate them in the event of a failure, and thus the attrition of such employees could result in our inability to quickly and effectively resolve future IT issues that may arise.

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

Any serious disruption at any of our facilities, including as a result of the COVID-19 pandemic, severe weather conditions, natural disasters, hostilities, political instability, social unrest, network outages, climate change or terrorist activities, could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses.  In the event of a disruption in production at one of our facilities, our other facilities may not have sufficient capacity, may not have the specialized equipment necessary, may have higher production costs, may take significant time to increase production or may fail to meet our customers’ requirements, any of which could negatively impact our business, results of operations and financial condition. Long-term production disruptions may cause our customers to seek alternative supply, which could further adversely affect our profitability.

A significant amount of certain specialized manufacturing capacity is also concentrated in single-site locations.  Due to the specialized nature of the assets used in the manufacturing process at each location, in the event a particular facility experiences disruption, it may not be possible to find replacement capacity quickly or substitute production from our other facilities.  Accordingly, disruption at a single-site manufacturing operation could significantly impact our ability to supply our customers and could have a severe impact on us.

Additionally, all of our manufacturing facilities are currently leased, and we are subject to risks associated with our current and future real estate leases for such facilities. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, we may be unable to find replacement locations with adequate capacity for our unique equipment and operational needs, and we may experience disruption or significant cost in relocating, any of which could have an adverse effect on our operations, customer relationships and financial performance.

Failure to retain our existing customers or identify and attract new customers could have a material adverse effect on our business.

A substantial portion of our net sales is derived from several large customers.  The Company had two customers that accounted for 10% or more of its net sales in 2020. Net sales from these customers were approximately 15% and 14% of total net sales for a combined total of approximately 29% of our net sales for the year ended December 31, 2020.  If one or more of these key customer relationships ends, it could have a material adverse effect on our business and financial results. Our ability to provide products and services to these customers and our other customers and meet very high quality standards in a timely manner is critical to our business success.  For example, one of the key services that we offer our customers is the prompt and timely production and delivery of replacement debit or credit cards.  Orders for replacement debit or credit cards often are placed on short notice and may require personalization.  If we are unable to offer these and our other products and services in a high quality and timely manner, our relationships with our customers may be adversely affected and customers may terminate our contracts with them.

In addition, our continued business relationship with our customers may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, pricing pressures, the financial health of our customers and macroeconomic conditions affecting the Financial Payment Card industry or our financial institution and other customers.  Because our contractual arrangements with customers generally do not include exclusivity clauses or commitments to order specified quantities of products on a medium or long-term basis, there is no guarantee that we will receive orders on a consistent basis or on favorable terms, or be able to renew contracts or purchase orders in a given year on favorable terms or at all.

If we experience difficulty attracting and retaining customers, our business, financial condition and results of operations may be materially and adversely affected.

The failure to effectively recruit, retain and develop qualified personnel and implement effective succession processes could adversely affect our success and ability to grow and could have a material adverse effect on our profitability.

Our business functions are complex and require wide-ranging expertise and intellectual capital.  If we fail to recruit, retain and develop personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs, then the ability of our business to successfully compete and grow may be adversely affected.  In addition, the loss of key personnel without adequate succession plans in place may cause a failure to maintain continuity in key business functions.  The market for qualified personnel is highly competitive, particularly in the states in which our operations are concentrated.  This may result in market increases in compensation and difficulty attracting top level talent in the event we are unable to offer market compensation to prospective employees. Additionally, equity-based incentive awards have been, and may in the future be, an important element to attract, retain and motivate certain of our employees and executive officers. We may not be able to make these awards in the future without amending our Omnibus Incentive Plan to (i) add additional shares eligible for issuance (which would require stockholder approval) and (ii) increase the number of shares permitted to be awarded to our directors and officers (which, under TSX rules, would require approval of our disinterested stockholders voting at a duly called meeting). If we are unable to effectuate one or both of these amendments because we do not have the requisite stockholder approval, we will be unable to offer equity-based incentives as part of our compensation for certain employees and our executive officers going forward, which may hinder our ability to retain such personnel and to recruit other talented personnel. Our efforts to retain and develop personnel may also result in significant additional expenses, which could have a material adverse effect on our profitability.  Even then, we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors.  In addition, our key personnel may not continue to be employed or we may be unable to attract and retain qualified personnel in the future.  Any failure to retain or attract qualified employees or key personnel could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to adequately protect our trade secrets and intellectual property rights against misappropriation or infringement, which may have a material adverse effect on our business.

Our ability to protect our intellectual property is important to our business.  We depend on patents and other intellectual property rights to protect our products, proprietary designs and technological processes against misappropriation by others.  Our existing or future patents may be challenged, invalidated or circumvented.  Our patents have been and may in the future be challenged as invalid. Furthermore, we may have difficulty obtaining additional patents and other intellectual property protections in the future.  The patents and intellectual property rights that we receive may be insufficient to provide us with meaningful protection or commercial advantage.  Moreover, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we provide services or sell or license products.

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

We may be required to defend against alleged infringement by us of the intellectual property rights of others.  Our products often contain technology provided to us by other parties such as suppliers or customers, and we compete in an industry that is highly active in generating intellectual property.  We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party.

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

We also face risks related to open source software.  Certain of our software is derived from open source software, which is generally made available to the public by its authors and/or other third parties.  Open source software is often made available under licenses, which impose certain obligations in the event we distribute derivative works of the open source software.  These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works on terms different from those customarily used to protect our intellectual property.  With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software.  Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software.  Usage of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties, controls on the origin or development of the software, or remedies against the licensors.  Many of the risks associated with open source software cannot be eliminated and could have a material adverse effect on our business, financial condition and results of operations.

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

Our business could suffer from problems in production quality, materials and process, which could reduce, delay or interrupt production of our products, resulting in adverse impacts to our business and financial results.

We produce our products using processes that are highly complex, require advanced and costly equipment and must continually be modified to improve yields and performance.  Difficulties in the production process can reduce product yields, reduce product quality or interrupt production altogether. We may not have adequate replacements for failing or malfunctioning machinery available in a timely fashion. Additionally, we have experienced malfunctions and errors, including human error, relating to the operation of certain machinery and systems used in our production process that, in some instances, have resulted in the delivery to our customers of products that did not meet their standards or specifications or whose functionality in the marketplace was adversely impacted. Such problems may result in our inability to properly fulfill customer orders and/or our obligation or election to replace products at our cost and expense, provide credit to or reimburse customers for related damages. We may also be subject to claims relating to such issues. The occurrence of any of these risks could damage our reputation and result in the loss of business from affected customers, which could have an adverse impact on our business, financial condition and results of operations.

As the complexity of both our products and our technological processes has become more advanced, production tolerances have been reduced and requirements for precision have become more demanding.  If we do not advance our production processes at the market rate, we may experience a lower production quality than the market standard.  We may suffer disruptions in our production, either due to production difficulties, such as machinery or technology failures, human or other errors, or as a result of external factors beyond our control, such as delay of, or quality issues with, materials provided by suppliers, interruption of our electrical service or a natural disaster.  We may also risk non-compliance with certain industry standards if we experience failure of certain required operations or processes, such as those related to facility security, which may impede our ability to deliver products to our customers.  Any such event could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends upon our ability to develop, introduce and commercialize new products, which can be a lengthy and complex process.  We may be unable to commercialize new or improved products we may develop on a timely basis, or at all.

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and industry trends, as well as precise technical execution, all of which could adversely affect our ability to meet customer demand for new or enhanced products.  The successful development of new products may require us to undertake time-consuming and costly research and development activities, and we may experience difficulties or challenging market conditions that could delay or prevent the successful development, commercialization and marketing of these new products, including, for example, limited or delayed market acceptance of dual-interface EMV technology in the United States. Before we can commercialize any new products, we may need to expend significant funds in order to conduct substantial research and development.  Additionally, we have limited research and development resources as compared to many of our competitors, which may result in an immature product development process and lengthy product roll-outs. If we have difficulty producing innovative products, there could be a material adverse effect on our revenue, results of operations, reputation and business.  New or enhanced product offerings may also expose us to additional risks, such as new sources of supplies, increased regulation or reputational harm.

As we develop products, we may need to make significant investments in product development, as well as sales and marketing resources.  Furthermore, if we are unable to develop and introduce new and innovative products in a cost-effective and timely manner, our product and service offerings could be rendered obsolete.  In addition, competitors may be able to develop and commercialize competing products more quickly and efficiently.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to additional sales tax collection obligations and claims for uncollected amounts, new U.S. tax legislation could expose us to additional tax liabilities and our income tax positions may be challenged by relevant tax authorities, all of which could adversely affect our cash flows and financial results.

In recent years, a number of states have adopted or considered adopting legislation requiring out-of-state sellers to collect and remit sales tax on sales transactions into those states where they have no physical presence. The United States Supreme Court’s June 2018 decision in South Dakota v. Wayfair, Inc. significantly increased the ability of states to impose sales tax collection responsibilities on out-of-state sellers. In 2020, we determined that sales tax was not properly collected from certain customers and remitted to the appropriate state tax authorities, and we recorded an associated sales tax expense (see Part II Item 8, Financial Statements and Supplementary Data, Note 15 “Commitments and Contingencies” in this Annual Report on Form 10-K regarding the sales tax expense and liability recorded). An increased number of states seeking to expand applicability of sales tax “nexus” laws could result in additional tax expenses in the event we are unable to pass these expenses along to our customers and additional administrative burden to collect and remit sales tax in such jurisdictions. These laws could also subject us to retroactive assessment of state or local sales taxes in such jurisdictions, which could adversely affect our future cash flows and financial results. In addition, we are subject to U.S. federal and state income taxes. Our tax receivables may not be realized, and our tax expense and the tax positions included in our financial statements, which are subject to estimates, could be impacted by changes in rules or interpretations of existing tax laws and changes in U.S. federal and state tax legislation and tax rates.  Our tax positions may be challenged by relevant tax authorities and we may not be successful in defending against any such challenge, which may adversely affect our future cash flows and financial results.

Various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue, and President Biden’s campaign proposals included increasing the U.S. corporate income tax rate and imposing a new alternative minimum tax on book income. If these proposals are ultimately enacted into legislation, they could materially impact our tax provision, cash tax liability and effective tax rate.

Additionally, our tax positions may be challenged by relevant tax authorities and we may not be successful in defending against any such challenge, which may adversely affect our future cash flows and financial results.

We may not be able to sell, exit or reconfigure businesses or facilities that we determine no longer meet with our strategy or that should be consolidated.

In executing our strategy, we have consolidated certain of our facilities and divested certain of our businesses.  We will continue to evaluate such opportunities.  Any such consolidation or divestiture could adversely affect our continuing business and expenses, revenues, results of operations, cash flows and financial position.

We may not be able to sell non-strategic businesses on terms that are acceptable to us, or at all.  In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of operations or closure, may not be available to us or may be more costly than anticipated.

Our long-lived assets represent a significant portion of our total assets, and we may never realize their full value.

Our long-lived assets recorded as of December 31, 2020 were $113.6 million, representing 43% of our total assets, of which we have recorded plant, equipment, leasehold improvements and operating lease right-of-use assets of $39.4 million, which includes significant investments in machinery and equipment as used in our operations.

We perform goodwill impairment testing on an annual basis as of October 1 of each year.  Other long-lived assets, such as identifiable intangible assets and plant, equipment and leasehold improvements are reviewed for impairment whenever events, changes or circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.  If we were to conclude that a future write-down of our long-lived assets is necessary, we would have to record the appropriate charge, which could result in a material adverse effect on our results of operations.  A write-down of our long-lived assets may result from, among other things, deterioration in our performance and a decline in expected future cash flows and could have a material adverse effect on our business, financial condition and results of operations.

Costs relating to product defects, and any related product liability and warranty claims may materially adversely affect our business.

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

Many of our products integrate third-party technologies that we license or otherwise obtain the right to use, including software relating to smart card operating systems used in products such as EMV cards.  As part of our strategy, we have entered into licensing agreements with other leading industry participants that provide us with, among other benefits, access to technology owned by third parties.  For example, we license Java card technology from Oracle and Multos card technology from Multos International, a subsidiary of a competitor, for use in certain of our products, including in EMV cards.  This Java and Multos card technology provides a secure environment for applications on smart cards and other devices with limited memory and processing capabilities, and we rely on our commercial arrangements with Oracle and Multos International for the continued use of these platforms.  Oracle and Multos International may not continue to renew their licenses with us on similar terms or at all, which could negatively impact our net sales.  We have also entered into cross-licensing agreements with certain of our competitors that provide for an exchange of intellectual property, including the sharing of certain patent rights in our respective portfolios.  If we are unable to continue to successfully renew these agreements, we may lose our access to certain technologies that we rely upon to develop certain of our products, which could have a material adverse effect on our business.

Risks Relating to our Industry

If the U.S. government puts significant tariffs or other restrictions on goods imported into the United States, our business, financial condition and results of operations may be materially harmed.

Most of our chips, as well as certain other raw materials used in our products, are imported from companies located outside of the United States.  The U.S. government has imposed tariffs on imports from certain countries, including countries in which are suppliers are located, and may impose further tariffs and/or trade restrictions, including in response to any continued outbreak of COVID-19 in foreign countries.  There may also be other slow-downs or interruptions in our ability to obtain materials imported into the United States due to global economic downturns and trade disruptions, including related to the COVID-19 pandemic. The future status of certain existing international trade agreements to which the United States is party is also uncertain, and such trade agreements could be terminated or replaced. Any of these factors could depress economic activity, restrict our access to suppliers and have a material adverse effect on our business, financial condition and results of operations.

Existing tariffs are also subject to a number of uncertainties as they are implemented, including future adjustments and changes to the products covered by additional tariffs and to the countries included or excluded from such tariffs. Changes in U.S. trade policy have resulted in one or more foreign governments, including China, adopting responsive trade policies that make it more difficult or costly for us to import our products, or to purchase products which include components, from those countries. Additional trade restrictions may lead to increased prices to our customers, which may reduce demand, or, if we are unable to achieve increased prices, result in lowering our margin on products sold.

We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions on the import or export of goods in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S.

economy, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Current and prospective regulations, changes in our product offerings and customer contractual requirements addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

In operating a Financial Payment Card business, we manage large amounts of personally identifiable information of cardholders, including cardholder names, account numbers and similar information and are thus subject to laws and requirements relating to data privacy and security, which continue to evolve and may become increasingly difficult to comply with. For example, the California Consumer Privacy Act (“CCPA”) generally requires companies like CPI, who process consumer personal information on behalf of their customers, to use, retain or disclose consumer personal information solely for certain limited purposes, including to provide services to our customers according to the terms of our customer contracts. The CCPA has already been amended, and it remains unclear whether it will be further amended. Furthermore, to the extent these laws apply to our customers, our customers have imposed, and may continue to impose additional, privacy related contractual obligations on us, adherence to which may require additional investment in resources and internal processes. Additionally, as we continue to innovate our products and services offerings and expand into new lines of business and as the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we may become subject to additional data privacy and security legal requirements and regulations. New products and services we develop may also require that we obtain and retain more personally identifiable information for a longer period of time than we have done historically. We have incurred significant expenses to meet the obligations of current privacy-related laws and requirements, and we expect to continue to incur these as well as additional expenses if we become subject to additional privacy-related laws and regulations, which will continue to necessitate us making changes to our internal processes, procedures and systems. Failure to comply with existing or future data privacy and security laws, regulations and requirements to which we are or become subject could result in fines, sanctions, penalties, civil lawsuits or other adverse consequences as well as loss of customer and consumer confidence, which could materially adversely affect our results of operations, overall business and reputation. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to increased program costs, liability and reputational damage.

We face competition that may result in a loss of our market share and/or a decline in our profitability.

Our marketplace is highly competitive, relatively saturated and increasingly consolidated.  We expect these market dynamics to continue as new product markets develop, competitors develop lower-cost production processes, competitors consolidate and other competitors attempt to enter the markets in which we operate.

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

Existing or new competitors may develop products, technologies or services that more effectively address our markets with enhanced features and functionality, greater levels of integration and/or lower cost.  As the technological sophistication of our competitors and the size of the market increases, competing low-cost producers could emerge and grow stronger.  These dynamics could result in declining average selling prices and reduced gross margins in our businesses.  If we cannot sufficiently reduce our production costs or develop new products, technologies or services, we may not be able to compete successfully, and we may lose market share, which could have a material adverse effect on our business, financial condition and results of operations.

New and developing technology solutions and products could make our existing technology solutions and products obsolete or irrelevant, and if we are unable to introduce new products and services in a timely manner, our business could be materially adversely affected.

The markets for our products and services are subject to technological changes, frequent introductions of new products and services, evolving industry standards and changing customer preferences and demands.  In particular, the rise in the adoption in digital payment systems or mobile payments may make physical cards less attractive as a method of payment.  Mobile payments offer consumers an alternative method to make purchases without the need to carry a physical card and could, if widely adopted, reduce the number of Financial Payment Cards issued to consumers.  In addition, other new and developing technology solutions and products could make our existing technology solutions and products obsolete or irrelevant.

Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success.  We may not be successful in developing, marketing or selling new products and services that meet these changing demands.  In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance.  If we do not complete or gain market acceptance of new products, services and technologies, it would likely have a material adverse effect on our ability to retain existing customers or attract new ones.  For example, one of our growth opportunities is the continued transition to dual-interface EMV cards by U.S. card issuing banks.  Banks may be delayed in transitioning to the issuance of dual-interface EMV cards due to increased costs and other factors.  If these entities do not deploy dual-interface EMV technology or do so less quickly and/or completely than we expect, our ability to grow could be significantly affected which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to develop and deliver new products and services successfully will depend on various factors, including our ability to:

●	effectively identify and capitalize upon opportunities in new and emerging product markets;
●	invest resources in innovation and research and development;
●	complete and introduce new products and integrated services solutions in a timely manner;
●	license any required third-party technology or intellectual property rights
●	qualify for and obtain required industry compliance for our products;
●	effectively manage the supply chain and related risks;
●	comply with applicable data protection regulations; and
●	retain and hire personnel experienced in developing new products and services.

Additionally, opportunities to combine or package products and service offerings and the ability to cross-sell products and services are critical to remaining competitive in our industry.  As a result, part of our business strategy is to develop new products and services that may be used in conjunction with or in addition to our existing offerings.  If we are unable to identify adequate opportunities to cross-sell our products and services, this may have a material adverse effect on our business, financial condition and results of operations.

Our operating results are unpredictable and may vary significantly from quarter to quarter and annually, and may differ significantly from our expectations.

Our operating results are affected by a wide variety of factors that could materially and adversely affect revenue and profitability or lead to significant variability in our operating results.  These factors include, among others, the varying cyclicality of the financial card and electronic payment industries, capital requirements, inventory management, the availability of funding, competition, new product developments, technological changes, production problems, supplier management and other factors.

Furthermore, in periods of industry overcapacity or when our customers encounter difficulties in their end-markets, orders are more exposed to cancellations, reductions, price renegotiations or postponements, which in turn reduce our management’s ability to forecast the next quarter or full-year production levels, net sales, profits and cash flows.  For these reasons, our net sales and operating results and cash flows may differ materially from our expectations as visibility is reduced.  This may have a material adverse effect on our business, financial condition and results of operations.

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

We make significant investments in our network of high-security facilities in order to meet these standards and criteria, including investments required to satisfy changes adopted from time to time in their respective standards and criteria.  Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have constituted in the past an important part of our revenue and profitability.  For the year ended December 31, 2020, the vast majority of the products we produced and services we provided were subject to compliance with the standards of one or more of the Payment Card Brands. If we were to lose compliance with one or more of the standards of the Payment Card Brands or of the PCI Security Standards Council for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the networks of the Payment Card Brands.  Additionally, certain of our facilities operate under variances of certain of these standards. If such variances are not granted in the future or if we are required to move a facility in order to maintain compliance, we may incur significant costs and delays, or may lose our ability to offer services in that facility which would be disruptive to our business and have an adverse effect on our customer relationships and financial results. If, as a result of noncompliance with standards of the PCI Security Standards Council or other standards of the Payment Card Brands, we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with reduced levels of consumer and business spending as well as the effects of an economic downturn on retailers could adversely affect our business, financial condition and results of operations.

Our business depends heavily on the overall level of consumer and business spending. Our revenue is exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect our financial performance by reducing the demand for our Financial Payment Card solutions or reducing the purchase of our higher margin products. If an economic downturn occurs, credit card issuers may reduce credit limits, close accounts and become more selective with respect to whom they issue credit cards. Additionally, an economic downturn or the continued outbreak of the COVID-19 pandemic could result in extended voluntary or mandated closure of retail locations that sell certain of our products to consumers, including our Prepaid Debit Cards. These and other changes in economic conditions could therefore adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.

Environmental, health and safety laws and regulations expose us to liability and any such liability may have a material adverse effect on our business.

We are subject to environmental, health and safety laws and regulations in each jurisdiction in which we operate.  Such regulations govern, among other things, emissions of pollutants into the air, wastewater discharges, waste disposal, the investigation and remediation of soil and groundwater contamination, and the health and safety of our employees.  For example, the handling of certain materials and equipment we use in our production processes is subject to health and safety and environmental laws and regulations.  We are also required to obtain environmental permits from governmental authorities for certain of our operations.   If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators.

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

The scientific examination of, political attention to, and rules and regulations on issues surrounding the existence and extent of climate change may result in an increase in our cost of production due to increases in the price of energy and/or the introduction of energy or carbon taxes.  A variety of regulatory developments have been introduced that focus on restricting or managing the emission of carbon dioxide, methane and other greenhouse gasses.  As a result, we may need to purchase at higher costs new equipment or raw materials with lower carbon footprints.  These developments and further legislation that is likely to be enacted could negatively affect our operations.  Changes in health and safety or environmental regulations could increase our production costs, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Ownership of our Common Stock

If we fail to meet the continued listing standards of the Toronto Stock Exchange or the rules of the OTCQX® Best Market, our common stock may no longer be permitted to trade on these platforms, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the TSX and quoted on the OTCQX. In order to maintain our listing on the TSX, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public stockholders, a minimum amount of free trading public shares, a minimum amount of market capitalization and a minimum amount of value held by public stockholders.  In addition to objective standards, the TSX may delist the securities of any issuer if, in the TSX’s opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of the public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the TSX inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if the issuer fails to comply with the listing requirements of the TSX; or if any other event occurs or any condition exists which makes continued listing on the TSX, in the opinion of the TSX, inadvisable. In order to continue quotations on the OTCQX, we must maintain a minimum per share bid price, a minimum amount of market capitalization, minimum net tangible assets, a minimum amount of net sales, and a minimum public float, in addition to continuing to comply with the United States securities laws and SEC reporting rules.

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

In January 2020, our common stock was suspended from Nasdaq and began being quoted on the OTCQX. While our stock is still currently listed on the TSX, a Canadian stock exchange, we cannot assure investors that our common stock will be listed on a United States national exchange such as Nasdaq or any securities exchange in the future.

Based upon the fact that our common stock is no longer traded on a United States national exchange and that the value of our issued and outstanding common stock has decreased in value in recent years, certain stockholders may no longer be able to invest in our common stock. Bid quotations on the OTCQX can be sporadic and may not provide meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. As a result of these limitations, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on a national stock exchange or automated quotation system would typically have.

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

Furthermore, our common stock may not continue to be quoted on the OTCQX in the future, broker-dealers may cease to provide public quotes of our common stock on this market or the trading volume of our common stock may be insufficient to provide for an efficient trading market. Any such developments could impair the value of your investment. We expect that the price of our common stock could fluctuate substantially.

Because we are not listed on a United States national exchange, we are not subject to certain standards, such as certain corporate governance requirements. Without required compliance with such standards, our investors do not have the same protections afforded to investors in companies that are subject to such standards, and interest in our common stock may decrease.

Our majority stockholders have the ability to control significant corporate activities, which may result in the Company taking actions that other stockholders did not approve, and their ownership of a significant percentage of our outstanding common stock may impact your liquidity, reduce the trading price of our stock or trigger a change in control under our Senior Credit Facility.

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital), own approximately 37% and 22% of our common stock, respectively, as of December 31, 2020.  Continuation of this concentrated ownership could result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity.

Also, as a result of their ownership, the Tricor Funds, so long as they collectively hold a majority of our outstanding shares, will have the ability to control the outcome of matters submitted to a vote of all stockholders and, through our board of directors, the ability to control decision-making with respect to our business direction and policies.  Matters over which the Tricor Funds, directly or indirectly, exercise control include:

●	election of directors;
●	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;
●	other acquisitions or dispositions of businesses or assets;
●	incurrence of indebtedness and the issuance of equity securities;
●	repurchases of stock and payment of dividends; and
●	the issuance of shares to management under our incentive plans and other executive compensation matters.

The shares held by the Tricor Funds are restricted securities within the meaning of Rule 144 under the Securities Act and are eligible for resale in the public market without registration subject to volume, manner of sale and holding period limitations under Rule 144 under the Securities Act. Further, pursuant to the Registration Rights Agreement, dated as of October 15, 2015, among the Tricor Funds and the Company, all of the shares of our common stock owned by the Tricor Funds are now eligible to be registered under the Securities Act, subject to certain limitations set forth in the Registration Rights Agreement, and may be offered and sold to the public now or in the future. If and when some or all of these shares are sold by the Tricor Funds or the participants in their funds, either through sale on the open market or through a distribution to the participants in their funds, or if it is perceived that they will be sold, the market price of our common stock could decline.

In addition, if Tricor Funds were to sell or otherwise dispose of more than 25% of our outstanding common stock, or otherwise cease to own at least 30% of our outstanding common stock, other than by means of distributing our common stock to the participants in Tricor Funds, a “change of control” event of default would occur under the terms of our Senior Credit Facility.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our common stock could be influenced to some extent by the research and reports that industry or financial analysts publish about the Company and our business. We do not control these analysts. Since the decline in the price of our common stock that preceded our delisting from Nasdaq and the subsequent listing of our common stock on the OTCQX, we have not attracted substantial research coverage, and the analysts who publish information about our common stock may have relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain additional securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Conflicts of interest may arise because directors who are principals of our largest stockholder constitute a substantial portion of our board of directors.

Messrs. Bradley Seaman and Nicholas Peters, who are officers or affiliates of Parallel49 Equity (and its predecessor), serve on our board of directors.  The Tricor Funds, our majority stockholders, are funds controlled by Parallel49 Equity and its affiliates.  Parallel49 Equity and entities controlled by it may in the future hold equity interests in entities that directly or indirectly compete with us, and companies in which it currently invests may begin directly or indirectly competing with us.  As a result of these relationships, when conflicts between the interests of Parallel49 Equity, on the one hand, and of our other stockholders, on the other hand, arise, these directors may not be disinterested.  Although our directors and officers have a duty of loyalty to us under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us.  Our certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Parallel49 Equity or any entity that controls, is controlled by or under common control with Parallel49 Equity (other than any company that is controlled by us) or any investment funds managed by Parallel49 Equity will not be required to offer any transaction opportunity of which they become aware to us and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is offered to them solely in their capacities as our directors.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders.  The provisions in our amended and restated certificate of incorporation and bylaws include, among other things, the following:

●	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
●	following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, stockholder action may only be taken at a special or regular meeting and not by written consent, and special meetings may only be called by a majority of the total number of directors that we would have if there were no vacancies on our board of directors;
●	advance notice procedures for nominating candidates to our board of directors or presenting matters at stockholder meetings;
●	allowing only our board of directors to fill vacancies on our board of directors; and

●	following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, super-majority voting requirements to amend our bylaws and certain provisions of our certificate of incorporation.

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

We have elected in our certificate of incorporation not to be subject to Section 203 of the Delaware General Corporation Law, an anti-takeover law.  In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner.  Accordingly, we will not be subject to any anti-takeover effects of Section 203.  However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that the Tricor Funds, their affiliates (including any investment funds managed by Tricor) and any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person are excluded from the “interested stockholder” definition in our certificate of incorporation and are therefore not subject to the restrictions set forth therein that have the same effect as Section 203.

While these provisions have the effect of encouraging persons seeking to acquire control of the Company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.  In addition, the potential issuance of preferred stock may delay or prevent a change in control of us or discourage bids for our common stock at a premium over the market price. It may also adversely affect the market price and the voting and other rights of the holders of our common stock as it could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock.

In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

General Risk Factors

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

We may not be in full compliance at all times with the laws and regulations to which we are subject and we may not have obtained the permits, authorizations or licenses that we need.  Any failure to comply with applicable laws or regulations could result in fines or sanctions.  In such a case, or if any of these international business risks were to materialize, there could be a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information regarding each of our facilities, which may include multiple leases at each location, is set forth below.

		Square	Owned/
Location	Operations	Footage	Leased
Littleton, Colorado	Financial Payment Card production, corporate facility	65,000	Leased
Roseville, Minnesota	Financial Payment Card production, card personalization services, card packaging services, fulfillment	200,000	Leased
Fort Wayne, Indiana	Financial Payment Card production	45,000	Leased
Nashville, Tennessee	Financial Payment Card personalization services, instant issuance, fulfillment	71,000	Leased

Item 3.Legal Proceedings

The Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is currently quoted on OTCQX Best Market and traded on the TSX under the symbol “PMTS”. In January 2020, our common stock was suspended from listing on Nasdaq and began being quoted on the OTCQX. Any over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions. We are evaluating our ability to return to listing on

Nasdaq and intend to apply for listing on The Nasdaq Global Market as we are able and eligible to do so.  However, there can be no assurance that, if we seek to return to listing on Nasdaq, we will be successful in doing so.

Holders

There were thirty-two stockholders of record as of February 15, 2021. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Issuer Purchases of Equity Securities

There were no shares repurchased during the years ended December 31, 2020, and 2019.

Item 6.	Selected Financial Data

Not required due to smaller reporting company status.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, some of which are not within our control. See "Risk Factors" and “Cautionary Statement Regarding Forward-Looking Statements.”

Company Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard, American Express and Discover in the United States and Interac in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card market through more than 20 years of experience. We serve a diverse set of approximately 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States, and the largest Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) and card processors.

We serve our customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”) by one or more of the Payment Card Brands. Many of our customers require us to comply with PCI Security Standards Council requirements that relate to the provision of our products and services. Our leading network of high-security production facilities allows us to optimize our solutions offerings and to serve the needs of our diverse customer base.

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

2020 Summary of Financial Performance

During the year ended December 31, 2020, net sales increased 12.3% from the prior year, to $312.2 million, and we recorded income from operations of $38.4 million, compared to net sales of $278.1 million and income from operations of $24.7 million during 2019. Our operating income margin for the year ended December 31, 2020 increased to 12.3% compared to 8.9% in the prior year. During the year ended December 31, 2019, we received $6.0 million cash related to a litigation settlement, which was recorded as a reduction to net operating expenses in the Other segment. For the year ended December 31, 2020, we recorded net income from continuing operations of $16.2 million, compared to net loss from continuing operations of $5.0 million in 2019, an improvement of $21.2 million.

Cash provided by operating activities from continuing operations for the year ended December 31, 2020 was $22.1 million, representing an increase of $19.1 million compared to $3.0 million in the prior year.

Segment Overview

Our business consists of the following reportable segments:

●	Debit and Credit,
●	Prepaid Debit, and
●	Other.

Debit and Credit Segment

Our Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless dual-interface cards and plastic and encased metal cards, and Second Wave payment cards featuring a core made with ROBP. We also sell Card@Once, our proprietary and patented instant card issuance system and software-as-a-service, and other private label credit cards that are not issued on the networks of the Payment Cards Brands. We provide CPI On-Demand services, where we produce images, personalized payment cards, and related collateral on a one-by-one, on demand basis for our customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services. The Debit and Credit segment operations are each audited for compliance by one or more of the Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council.

Prepaid Debit Segment

Our Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The Prepaid Debit segment operation is audited for compliance by one or more of the Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council.

Other

Our Other segment includes corporate general and administrative expenses and a less significant operation that generated sales from the production of Financial Payment Cards and retail gift cards, and card personalization and fulfillment services in Canada, prior to its sale. In the fourth quarter of 2018, we entered into a definitive agreement to sell our Canadian subsidiary. The sale agreement did not include the portions of the business relating to Financial Payment Cards, as that business migrated to our operations in the U.S. or to other service providers in 2019. The transaction closed on April 1, 2019, and we received cash proceeds of $1.5 million.  After the payment of liabilities and transaction costs, including employee termination costs, the majority of which were expensed in 2018, the sale did not have a significant impact on cash, and there was no significant loss on sale.

On August 3, 2018, we completed the sale of the U.K. Limited segment.

Key Components of Results of Operations

Set forth below is a brief description of key line items of our consolidated statements of operations and comprehensive income.

Net Sales

Net sales reflect our revenue generated from the sale of products and services. Product net sales include the design and production of Financial Payment Cards, including contact and contactless dual-interface cards, and Second Wave ROBP cards. Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards. We do not anticipate the conversion from contact EMV cards to dual interface EMV cards to have a negative impact to our gross profit and gross margin, as this conversion occurs over time. We also generate product revenue from the sale of our Card@Once instant issuance system and consumables, private label credit cards and retail gift cards. Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, including CPI On-Demand services, tamper-evident security packaging, fulfillment services and software as a service personalization of instant issuance Financial Payment cards. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2 “Summary of Significant Accounting Policies” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates—Revenue Recognition” in this Annual Report on Form 10-K for further information and timing of revenue recognition for net sales. We include gross shipping and handling revenue in net sales.

Cost of Sales

Cost of sales includes the direct and indirect costs of the products we sell and the services that we provide. Product costs include the cost of raw materials, including the EMV/ dual-interface microchips and antennas, labor costs, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Product costs also include Card@Once instant issuance printer costs. Services costs include the cost of labor, raw materials in the case of tamper-evident security packaging, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, promotional activity and employee relations. We include the costs of shipping and handling in cost of sales.

Gross Profit and Gross Margin

Gross profit consists of our net sales less our cost of sales. Gross margin is gross profit as a percentage of net sales.

Operating Expenses

Operating expenses are primarily comprised of selling, general and administrative expenses (“SG&A”) which generally consist of expenses for executive, finance, sales, marketing, legal, information technology, customer service, human resources, research and development, and administrative personnel, including payroll, benefits and stock-based compensation expense, bad debt expense and outside legal and other advisory fees, including consulting, accounting, and software related fees. Operating expense also includes depreciation and amortization expense and may include impairment charges on tangible and intangible assets or cash from litigation settlements, when necessary.

Income from Operations and Operating Margin

Income from operations consists of our gross profit less our net operating expenses. Operating margin is income from operations as a percentage of net sales.

Other Expense, net

Other expense, net consists primarily of interest expense and foreign currency gains or losses.

Income tax benefit (expense)

Income tax benefit (expense) consists of our U.S. federal and state income taxes at statutory rates, including the impact of other items such as valuation allowances, tax credits, permanent items, and foreign taxes.

Net Income (Loss) from Continuing Operations

Net income (loss) from continuing operations consists of our income from operations, less other expense, net, and income taxes.

Results of Operations

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019

The table below presents our results of operations, on a continuing operations basis, for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Net sales:
Products	$171,968	$143,941	$28,027	19.5%
Services	140,221	134,132	6,089	4.5%
Total net sales	312,189	278,073	34,116	12.3%
Cost of sales	201,881	187,003	14,878	8.0%
Gross profit	110,308	91,070	19,238	21.1%
Selling, general and administrative (including depreciation and amortization)	71,917	72,359	(442)	(0.6)%
Litigation settlement gain		(6,000)	6,000	*
Income from operations	38,391	24,711	13,680	55.4%
Other expense, net:
Interest, net	(25,397)	(24,891)	(506)	2.0%
Foreign exchange loss	(7)	(1,335)	1,328	*
Other income (loss)	(102)	(4)	(98)	* %
Income (loss) before income taxes	12,885	(1,519)	14,404	* %
Income tax benefit (expense)	3,305	(3,474)	6,779	*
Net income (loss) from continuing operations	$16,190	$(4,993)	$21,183	424.3%
* Not meaningful

Net Sales

	Year Ended December 31,
	2020	2019	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$250,427	$213,141	$37,286	17.5%
Prepaid Debit	63,596	64,330	(734)	(1.1)%
Other	—	1,679	(1,679)	* %
Eliminations	(1,834)	(1,077)	(757)	*
Total	$312,189	$278,073	$34,116	12.3%
* Not meaningful

Net sales for the year ended December 31, 2020, increased $34.1 million, or 12.3%, to $312.2 million compared to $278.1 million for the year ended December 31, 2019.

Debit and Credit:

Net sales for Debit and Credit for the year ended December 31, 2020, increased $37.3 million, or 17.5%, to $250.4 million compared to $213.1 million for the year ended December 31, 2019. The net sales increase was primarily due to higher volumes of contactless dual-interface EMV cards, including our Second Wave cards featuring a core made with recovered ocean bound plastics. In addition, net sales increased from CPI On-Demand card personalization due to higher volumes from our existing customers, new customers in the current year, and COVID-19 related government disbursement work. Dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards, which benefitted the current year sales increases compared to the prior year. Partially offsetting these increases were reductions in volumes of Card@Once instant issuance product sales and card personalization sales in 2020. The decline in volumes was primarily as a result of ongoing impacts from COVID-19 including reduced hours of operation and lack of access or closure of certain bank branches, and fewer new accounts and requests for replacement cards.

Prepaid Debit:

Net sales for Prepaid Debit for the year ended December 31, 2020, decreased $0.7 million, or 1.1%, to $63.6 million, compared to $64.3 million for the year ended December 31, 2019. The decrease was the result of lower sales volumes primarily associated with COVID-19 impacts, including lower retail store traffic.

Other:

There were no Other net sales for the year ended December 31, 2020, compared to $1.7 million for the year ended December 31, 2019. In April 2019, we sold our Canadian subsidiary, which was the only operation contributing to Other segment net sales.

Eliminations:

This includes the elimination of intercompany sales between segments in the consolidation of our financial statements. The increase in eliminations for the year ended December 31, 2020 compared to the year ended December 31, 2019, is due to higher sales between segments.

Gross Profit and Gross Margin

	Year Ended December 31,
		% of		% of
	2020	net sales	2019	net sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$85,833	34.3%	$66,353	31.1%	$19,480	29.4%
Prepaid Debit	24,475	38.5%	24,814	38.6%	(339)	(1.4)%
Other	—	* %	(97)	* %	97	* %
Total	$110,308	35.3%	$91,070	32.8%	$19,238	21.1%

* Not meaningful

Gross profit for the year ended December 31, 2020 increased $19.2 million, or 21.1%, to $110.3 million compared to $91.1 million for the year ended December 31, 2019.

Debit and Credit

Gross profit for Debit and Credit for the year ended December 31, 2020 increased $19.5 million, or 29.4%, to $85.8 million compared to $66.4 million for the year ended December 31, 2019.  The increase in gross profit was driven primarily by higher sales volumes and pricing of contactless dual-interface EMV cards, including Second Wave cards. In addition, higher sales from CPI On-Demand card personalization and COVID-19 related government disbursement work contributed to an improvement in gross profit compared to the prior year. Gross profit margin increased to 34.3% during the year ended December 31, 2020, compared to 31.1% in the prior year, due primarily to operating leverage from higher contactless dual-interface card sales including Second Wave cards and CPI On-Demand net sales.

Prepaid Debit

Gross profit for Prepaid Debit during the year ended December 31, 2020 decreased 1.4% to $24.5 million compared to $24.8 million for the year ended December 31, 2019. Gross profit margin for Prepaid Debit for the year ended December 31, 2020 decreased to 38.5% compared to 38.6% for the prior year. The decrease in gross profit and margin was attributed to lower sales primarily from COVID-19 impacts which resulted in unfavorable cost absorption.

Other

There was no gross profit for the year ended December 31, 2020 compared to gross loss of $0.1 million for the year ended December 31, 2019. In April 2019, we sold our Canadian subsidiary, which was the only operation contributing to Other segment gross profit.

Operating Expenses, net

	Year Ended December 31,
	2020	% of net sales	2019	% of net sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$30,985	12.4%	$31,204	14.6%	$(219)	(0.7)%
Prepaid Debit	4,533	7.1%	4,431	6.9%	102	2.3%
Other	36,399	* %	36,724	* %	(325)	(0.9)%
Other-litigation settlement	—	* %	(6,000)	* %	6,000	* %
Total	$71,917	23.0%	$66,359	23.9%	$5,558	8.4%

* Not meaningful

Operating expenses, net, for the year ended December 31, 2020 increased $5.6 million, or 8.4%, to $71.9 million compared to $66.4 million for the year ended December 31, 2019.  The increase was primarily due to the cash litigation settlement gain of $6.0 million recorded in the second quarter of 2019, which was a reduction to net operating expenses.

Debit and Credit

Debit and Credit operating expenses decreased $0.2 million to $31.0 million for the year ended December 31, 2020 compared to $31.2 million for the year ended December 31, 2019, primarily due to cost reductions.

Prepaid Debit

Prepaid Debit operating expenses were $4.5 million for the year ended December 31, 2020, an increase of 2.3% compared to the year ended December 31, 2019.

Other

Other operating expenses were down $0.3 million for the year ended December 31, 2020 when compared to the year ended December 31, 2019. The reduction in operating expenses was primarily due to certain cost reductions and expense savings from the sale of our Canadian subsidiary. During the second quarter of 2019, we received $6.0 million cash, which was recorded as a reduction to net operating expenses, related to a litigation settlement.

Income from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2020	net sales	2019	net sales	$ Change	% Change

	(dollars in thousands)
Income (loss) from operations by segment:
Debit and Credit	$54,848	21.9%	$35,149	16.5%	$19,699	56.0%
Prepaid Debit	19,942	31.4%	20,383	31.7%	(441)	(2.2)%
Other	(36,399)	* %	(30,821)	* %	(5,578)	(18.1)%
Total	$38,391	12.3%	$24,711	8.9%	$13,680	55.4%
* Not meaningful

During the year ended December 31, 2020 we had income from operations of $38.4 million compared to income from operations of $24.7 million for the year ended December 31, 2019. Our operating profit margin for the year ended December 31, 2020, increased to 12.3% compared to 8.9% for the year ended December 31, 2019. In the prior year, we reached a litigation settlement and received $6.0 million cash which was recorded through income from operations within the Other segment.

Debit and Credit

Income from operations for Debit and Credit for the year ended December 31, 2020 increased $19.7 million to $54.8 million compared to $35.1 million for the year ended December 31, 2019. The increase in income from operations was driven primarily by higher sales volumes and pricing of contactless dual-interface EMV cards including Second Wave cards, and CPI On-Demand card personalization and COVID-19 related government disbursement work. Operating margins for the year ended December 31, 2020 increased to 21.9% compared to 16.5% for the prior year.

Prepaid Debit

Income from operations for Prepaid Debit for the year ended December 31, 2020 decreased $0.4 million, or 2.2%, to $19.9 million compared to $20.4 million for the year ended December 31, 2019. The decrease in income from operations was due to reduced sales volumes primarily due to COVID-19 impacts from lower retail store traffic. Operating income margin for the year ended December 31, 2020 decreased to 31.4% from 31.7% in 2019, primarily as a result of unfavorable cost absorption from lower sales, which impacted gross profit.

Other

The loss from operations in Other was $36.4 million for the year ended December 31, 2020, compared to a loss from operations of $30.8 million for 2019. The 2019 loss benefited from the $6.0 million cash litigation settlement gain, and was partially offset by lower net current year operating expenses.

Interest, net

Interest expense for the year ended December 31, 2020, increased $0.5 million to $25.4 million compared to $24.9 million for the year ended December 31, 2019. Interest expense was higher in 2020 primarily as a result of interest incurred on the Senior Credit Facility entered into on March 6, 2020. This additional expense was partially offset by a decline in the interest incurred on our First Lien Term Loan due to lower average interest rates for the year ended December 31, 2020 compared to 2019.

Income tax expense/ benefit

During the year ended December 31, 2020, we recorded an income tax benefit of $3.3 million on pre-tax income of $12.9 million, representing an effective income tax rate of (25.6)%.  The effective tax rate differs from the federal U.S. statutory rate in 2020 primarily due to the impact of the CARES Act which was signed into law in March 2020. The CARES Act allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income.  The CARES Act increases the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allows for the acceleration of refunds of alternative minimum tax credits.  For the year ended December 31, 2020, the Company recorded a tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 20.9%.  In addition, we applied the 2018 proposed regulations relating to the Section 163(j) interest deduction limitation which contributed to a valuation allowance change and tax rate benefit of 41.1%. Other items impacting the effective tax rate in 2020 include unrecognized tax benefits, permanent non-deductible items and tax credits. During the year ended December 31, 2019, we recorded an income tax expense of $3.5 million on pre-tax loss of $1.5 million, representing an effective tax rate of (228.7)%. Given the amount of pre-tax loss and the partial valuation allowance on certain U.S. deferred tax assets, the effective tax rate can be subject to significant variance from the federal U.S. statutory rate of 21%. For 2019, the effective tax rate differs from the federal U.S. statutory rate primarily due to the impact of tax expense recorded related to a partial valuation allowance on certain U.S. deferred tax assets at an effective income tax rate impact of (213.8)%.  The partial valuation allowance was due to the limitation on the deductibility of interest expense.

Net income/ loss from continuing operations

Net income from continuing operations for the year ended December 31, 2020 was $16.2 million, compared to net loss of $5.0 million for the year ended December 31, 2019. The change was primarily due to higher net sales and gross profit, and the income tax benefit recorded in 2020, partially offset by the cash litigation settlement gain recorded in the prior year.

Fourth Quarter

Our net sales increased 15.9% in the fourth quarter of 2020 to $84.1 million, compared to $72.6 million in the fourth quarter of 2019. Net sales for Debit and Credit increased by $7.9 million to $69.6 million, or 12.9% in the fourth quarter of 2020 compared to the fourth quarter of 2019. The increase in net sales was primarily due to higher net sales volumes from contactless dual-interface EMV cards, including Second Wave cards, and CPI On-Demand card personalization.

Net sales for our Prepaid Debit segment increased $3.7 million, or 33.6%, to $14.9 million in the fourth quarter of 2020 compared to $11.2 million in the fourth quarter of 2019. This increase in sales is related to higher demand of customer orders in the fourth quarter of 2020 as compared to the prior year.

Selling, general and administrative (exclusive of depreciation and amortization) expenses increased $0.1 million to $16.9 million in the fourth quarter of 2020 compared to $16.8 million in the fourth quarter 2019. The increase was due to an additional estimated sales tax expense, partially offset by certain corporate cost reductions, and restructuring severance charges incurred in the prior year.

During the fourth quarter of 2020 we earned income from operations of $12.4 million compared to $3.7 million in the fourth quarter of 2019. The increase in income from operations was primarily due to higher net sales volumes and gross profit.

Liquidity and Capital Resources

As of December 31, 2020, we had $57.6 million of cash and cash equivalents. Of this amount, $0.5 million was held in accounts outside of the United States.

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

The Company is party to a First Lien Credit Facility, dated as of August 17, 2015, that includes a $312.5 million First Lien Term Loan that matures on August 17, 2022. On March 6, 2020, the Company entered into a new $30 million Senior Credit Facility which matures on May 17, 2022. The Senior Credit Facility ranks senior in priority to the

Company’s First Lien Term Loan, which had $312.5 million outstanding as of December 31, 2020. The Company’s Revolving Credit Facility was terminated concurrently with the entry into the new Senior Credit Facility on March 6, 2020.  The Revolving Credit Facility had no borrowings outstanding as of the termination date.

The Senior Credit Facility and the First Lien Term Loan contain customary representations, covenants and events of default, including certain covenants that limit or restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, grant certain types of security interests, incur certain types of liens, sell or transfer assets or enter into a merger or consolidate with another company, enter into sale and leaseback transactions, make certain types of investments, declare or make dividends or distributions, engage in certain affiliate transactions, or modify organizational documents, among other restrictions and subject to certain exceptions. In accordance with the terms of the Senior Credit Facility, the Company is also required to have adjusted EBITDA, as defined in the agreement, of $25 million for the previous four consecutive fiscal quarters in total at the end of each quarterly period ending on or after March 31, 2020.

The Senior Credit Facility and the First Lien Term Loan also require prepayment or offers to prepay certain amounts, in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the respective agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. As of December 31, 2020, we have classified $8.0 million of debt principal as a current liability as a result of an excess free cash flow calculation for 2020, pursuant to the terms of the debt agreements, which amount the Company will offer to prepay pursuant to the terms of the Senior Credit Facility and the First Lien Term Loan, as applicable. The Company was not required to make any prepayments of the First Lien Term Loan in 2020, with respect to our 2019 annual financial statements.

Interest rates under the Senior Credit Facility are based, at the Company's election, on a Eurodollar rate subject to an interest rate floor of 1.0%, plus a margin of 8.5% or a base rate plus a margin of 7.5%. As of December 31, 2020, the interest rate on our Senior Credit Facility was 9.5%. Interest rates under the First Lien Term Loan, at the Company’s election, are based on either a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%. As of December 31, 2020, the interest rate on our First Lien Term Loan was 5.5%.

Operating Activities – Continuing Operations

Cash provided by operating activities – continuing operations for the year ended December 31, 2020, was $22.1 million compared to $3.0 million for the year ended December 31, 2019. The year over year increase was primarily due to net income of $16.1 million for the year ended December 31, 2020, compared to a net loss of $5.1 million for 2019. In addition, during 2020 we had working capital cash benefits, including in accrued expenses as we deferred approximately $2.6 million of 2020 employer social security payments in accordance with CARES Act provisions. Comparatively in 2019, we had a cash usage in accrued expenses related primarily to employee performance incentive compensation earned in 2018 and paid in the first quarter of 2019. We had a cash usage of $6.1 million and $10.4 million in 2020 and 2019, respectively, related to our investment in additional inventory to support the growth of our business. Partially offsetting the increases in cash provided by operating activities during 2020 compared to the prior year, was an increase in accounts receivable of $11.7 million, primarily relating to unbilled accounts receivable for work performed but not completed. In addition, we received $6.0 million cash from a litigation settlement during the second quarter of 2019. For the year ended December 31, 2020, cash interest paid was $22.8 million, compared to $23.0 million in the prior year, as lower interest rates on our First Lien Term Loan in 2020 were partially offset by additional cash interest due on the new Senior Credit Facility.

Investing Activities

Cash used in investing activities for the year ended December 31, 2020 was $7.1 million, compared to a usage of $2.6 million during the year ended December 31, 2019. Cash used in investing activities was related primarily to capital expenditures, including investments to support the growth of the business, such as machinery and equipment, and information technology equipment, and was $7.1 million and $4.2 million for the years ended December 31, 2020 and 2019, respectively. Partially offsetting the capital expenditure outflows, we received cash of $1.5 million for the sale of our Canadian subsidiary in the second quarter of 2019. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $1.7 million and $6.4 million during the years ended December 31, 2020, and 2019, respectively.

Financing Activities – Continuing Operations

During the year ended December 31, 2020, cash provided by financing activities was $24.0 million compared to cash used in financing activities of $1.9 million. The Senior Credit Facility provided $29.1 million of cash, net of discount, partially offset by $2.5 million of associated debt issuance costs during the year ended December 31, 2020. The Company paid $2.6 million and $1.9 million of principal on finance leases during the years ended December 31, 2020 and 2019, respectively. For working capital purposes, we borrowed and repaid $11.5 million on the Revolving Credit Facility for the year ended December 31, 2019, all occurring within the first and second quarter of 2019. The Revolving Credit Facility was terminated concurrently with the new Senior Credit Facility on March 6, 2020.

Working Capital

Our working capital as of December 31, 2020 was $95.6 million, compared to $50.5 million as of December 31, 2019. During the year ended December 31, 2020, our cash balance increased by $38.9 million, accounts receivable increased by $11.8 million, and our inventory balance increased $4.6 million to support the growth of the business. Partially offsetting these increases to working capital was the reclassification of $8.0 million of long term debt principal to a current liability as a result of the excess cash flow calculation, pursuant to the terms of the debt agreements which amount we will offer to prepay pursuant to the terms of the Senior Credit Facility and the First Lien Term Loan, as applicable.

Cyclical and Seasonal Nature of Business

Financial Payment Cards are generally influenced by broader cyclical changes in the economy, with economic downturns resulting in decreases in the demand for our products and services, while economic upturns may increase demand. In particular, prolonged economic downturns typically have resulted in significant reductions in the demand for general purpose credit cards due to tightening credit conditions. Our net sales are also influenced by Financial Payment Card renewal cycles and demand for new products, such as contactless dual-interface cards. Additionally, we historically have generated higher net sales in the third quarter of the year, as our sales of Prepaid Debit Card solutions are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and services in anticipation of the holiday season in the United States.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at December 31, 2020, and 2019.

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

Revenue Recognition

Products Net Sales: “Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, we estimate net sales by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are manufactured Financial Payment Cards, including contact-EMV, Dual-Interface EMV, Second Wave, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping.

Services Net Sales: Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and software-as-a-service personalization of instant issuance debit and credit cards. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

Customer Contracts: The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. Usually our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis. The contract term as defined by ASC 606, Revenue from Contracts with Customers, is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

Income Taxes

We are subject to income taxes in the United States and certain foreign jurisdictions.  Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets.  The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves consideration of estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.  Changes in the relevant facts can significantly impact the judgment or need for valuation allowances.  In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities.  We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate.  Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals.  To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Sales Tax

We are in the process of evaluating a state sales tax liability analysis for states in which we have economic nexus, and collecting exemption documentation from our customers. It is probable that we will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. We have estimated a contingent liability for sales tax which is recorded in accrued expenses in the consolidated balance sheet. The liability includes significant judgments and estimates that may change in the future, and the liability may exceed our current estimate. We may be subject to examination by the relevant state tax authorities and we can provide no assurances that outcomes from these examinations will not have a significant effect on our operating results, financial condition, and cash flows.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASC 842, Leases (“ASC 842”), which provides guidance for accounting for leases. The guidance required companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The Company adopted the guidance on January 1, 2019 and used the adoption date as the date of initial application as allowed under ASC 842. Right-of-use (“ROU”) represents the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. A lease is deemed to exist when the Company has the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration paid. The right to control is deemed to occur when the Company has the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets. We recorded lease liabilities and right-to-use assets as the present value of future minimum lease payments using a discount rate that is either implicit in the lease or our incremental borrowing rate. If not implicit in the lease, we estimate our incremental borrowing rate by using market data from companies similar to us, having publicly traded debt instruments and similar credit ratings. Our estimated incremental borrowing rate utilizes judgements, including selection of comparable companies, our credit risk, sensitivity analysis and certain other valuation estimates. We also use judgement in determining whether a contract contains a lease.

Recently Issued Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. The effective date of ASU 2016-13 was amended by ASU 2019-10, Credit Losses Effective Dates. Since CPI is a smaller reporting company, adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods therein, with early adoption permitted. The Company has elected not to early adopt this accounting standard in 2020. The Company is evaluating the impact of adoption of this standard, and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s consolidated financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CPI Card Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Realizability of the Deferred Tax Asset related to the Interest Deduction Limitation

As discussed in Note 12 to the consolidated financial statements, the Company has a gross deferred tax asset related to Section 163(j) interest deduction limitation of $1.4 million as of December 31, 2020. Prior to 2020, the Company had a valuation allowance related to this deferred tax asset, as it was not expected to be fully realized. In 2020, the Company has elected to apply the 2018 Proposed Regulations, which allow previously disallowed business interest expense carryforward to be added back in the computation of its adjusted taxable income. In order for the Company to apply the 2018 Proposed Regulations, “related parties” to the Company as defined by Internal Revenue Code Section 267(b) and 707(b)(1) must also consistently apply the 2018 Proposed Regulations to those same tax years. The 2018 Proposed Regulations may only be adopted by the Company through tax year December 31, 2020. Under the 2018 Proposed Regulations, the Company is able to deduct additional business interest expense, and as a result, they have reversed the valuation allowance as the deferred tax asset is now expected to be fully realized.

We identified management’s evaluation of the realizability of the deferred tax asset related to the interest deduction limitation as a critical audit matter. Subjective auditor judgment was required in evaluating the application of the 2018 Proposed Regulations, which included the determination of related parties in the Company’s ownership structure, and validation, as needed, of consistent application of the 2018 Proposed Regulations among the applicable related parties. In addition, the evaluation required the involvement of tax professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We obtained the ownership structure of the Company to identify the related parties required to consistently apply the 2018 Proposed Regulations. We involved tax professionals with specialized skills and knowledge who assisted in:

‒       evaluating the Company’s application of the 2018 Proposed Regulations

‒       evaluating the Company’s determination of related parties required to consistently apply the 2018 Proposed Regulations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
February 25, 2021

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Shares and Per Share Amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$57,603	$18,682
Accounts receivable, net of allowances of $289 and $395, respectively	54,592	42,832
Inventories	24,796	20,192
Prepaid expenses and other current assets	5,032	6,345
Income taxes receivable	10,511	4,164
Total current assets	152,534	92,215
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	39,403	41,612
Intangible assets, net	26,207	30,802
Goodwill	47,150	47,150
Other assets	857	1,232
Total assets	$266,151	$213,011
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$18,883	$16,482
Accrued expenses	28,149	24,735
Current portion of Long-term debt	8,027	—
Deferred revenue and customer deposits	1,868	468
Total current liabilities	56,927	41,685
Long-term debt	328,681	307,778
Deferred income taxes	7,409	6,366
Other long-term liabilities	11,171	11,478
Total liabilities	404,188	367,307
Commitments and contingencies (Note 15)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and 2019	—	—
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 11,230,482 and 11,224,191 shares issued and outstanding at December 31, 2020 and 2019, respectively	11	11
Capital deficiency	(111,858)	(111,988)
Accumulated loss	(26,190)	(42,319)
Total stockholders’ deficit	(138,037)	(154,296)
Total liabilities and stockholders' deficit	$266,151	$213,011

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2020	2019
Net sales:
Products	$171,968	$143,941
Services	140,221	134,132
Total net sales	312,189	278,073
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	107,642	94,889
Services (exclusive of depreciation and amortization shown below)	83,538	80,894
Depreciation and amortization	10,701	11,220
Total cost of sales	201,881	187,003
Gross profit	110,308	91,070
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	65,791	66,328
Depreciation and amortization	6,126	6,031
Litigation settlement gain	—	(6,000)
Total operating expenses, net	71,917	66,359
Income from operations	38,391	24,711
Other expense, net:
Interest, net	(25,397)	(24,891)
Foreign currency loss	(7)	(1,335)
Other expense, net	(102)	(4)
Total other expense, net	(25,506)	(26,230)
Income (loss) before income taxes	12,885	(1,519)
Income tax benefit (expense)	3,305	(3,474)
Net income (loss) from continuing operations	16,190	(4,993)
Net loss from discontinued operation, net of tax (Note 4)	(61)	(124)
Net income (loss)	$16,129	$(5,117)

Basic and Diluted net income (loss) per share from continuing operations:	$1.44	$(0.45)
Basic and Diluted net income (loss) per share:	$1.44	$(0.46)

Basic weighted-average shares outstanding:	11,228,707	11,196,710
Diluted weighted-average shares outstanding:	11,232,004	11,196,710

Comprehensive income (loss)
Net income (loss)	16,129	(5,117)
Reclassification adjustment to foreign currency loss	—	1,329
Currency translation adjustment	—	31
Total comprehensive income (loss)	$16,129	$(3,757)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Except Share Amounts)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive	Stockholders
	Shares	Amount	deficiency	loss	loss	Deficit
December 31, 2018	11,160,377	$11	$(112,223)	$(37,202)	$(1,360)	$(150,774)
Shares issued under stock-based compensation plans	63,814	—	—	—	—	—
Stock-based compensation	—	—	235	—	—	235
Components of comprehensive (loss) income:
Net loss	—	—	—	(5,117)	—	(5,117)
Reclassification adjustment to foreign currency loss	—	—	—	—	1,329	1,329
Currency translation adjustment	—	—	—	—	31	31
December 31, 2019	11,224,191	$11	$(111,988)	$(42,319)	$—	$(154,296)
Shares issued under stock-based compensation plans	6,291	—	—	—	—	—
Stock-based compensation	—	—	130	—	—	130
Components of comprehensive (loss) income:
Net income	—	—	—	16,129	—	16,129
December 31, 2020	11,230,482	$11	$(111,858)	$(26,190)	$—	$(138,037)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net income (loss)	$16,129	$(5,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	61	124
Depreciation and amortization expense	16,827	17,251
Stock-based compensation expense	136	250
Amortization of debt issuance costs and debt discount	3,453	1,960
Deferred income tax	1,043	969
Reclassification adjustment to foreign currency loss	—	1,329
Other, net	1,834	153
Changes in operating assets and liabilities:
Accounts receivable	(11,662)	(688)
Inventories	(6,105)	(10,410)
Prepaid expenses and other assets	494	(1,328)
Income taxes	(6,346)	1,369
Accounts payable	1,657	1,127
Accrued expenses	2,958	(3,810)
Deferred revenue and customer deposits	1,404	(446)
Other liabilities	192	232
Cash provided by operating activities - continuing operations	22,075	2,965
Cash used in operating activities -discontinued operations	(61)	(124)
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(7,093)	(4,175)
Cash received from sale of Canadian subsidiary	—	1,451
Other	—	150
Cash used in investing activities	(7,093)	(2,574)
Financing activities
Proceeds from Senior Credit Facility, net of discount	29,100	—
Debt issuance costs	(2,507)	—
Proceeds from revolving credit facility	—	11,500
Principal payment on revolving credit facility	—	(11,500)
Payments on financing leases	(2,616)	(1,926)
Cash provided by (used in) financing activities	23,977	(1,926)
Effect of exchange rates on cash	23	50
Net increase (decrease) in cash and cash equivalents	38,921	(1,609)
Cash and cash equivalents, beginning of period	18,682	20,291
Cash and cash equivalents, end of period	$57,603	$18,682
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,750	$23,036
Income tax payments, net	$1,043	$780
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,260	$8,533
Financing leases	$1,718	$6,438
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$1,052	$308

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

1. Business

CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. CPI is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which the Company defines as credit, debit and Prepaid Debit Cards issued on the networks of the Payment Card Brands (Visa, Mastercard, American Express and Discover in the United States and Interac, in Canada). CPI also offers an instant card issuance solution, which provides card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

CPI serves its customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the PCI Security Standards Council by one or more of the Payment Card Brands. CPI’s leading network of high-security production facilities allows the Company to optimize its solutions offerings and to serve its customers.

The Company’s business consists of the following reportable segments: Debit and Credit, Prepaid Debit and Other. The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States. The Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card program managers primarily in the United States. The Company’s “Other” segment includes corporate expenses.

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

COVID-19 Update

The ongoing adverse effects of the COVID-19 pandemic have continued to impact the locations where CPI, its customers and its suppliers conduct business. Overall, CPI believes that COVID-19 had a net negative impact relative to its full year expectations for 2020. The broader and long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain.  The health and safety of CPI employees remain paramount, and the Company continues to follow response protocols based on precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention, as well as various state and local executive orders, health orders and guidelines.  All of CPI’s operations have remained open and continue to provide direct and essential support to the financial services industry.  CPI’s net sales in 2020 increased over the prior year; however, in certain areas of the business, the Company experienced lower customer demand than expected which it believes is primarily attributable to the COVID-19 pandemic.  CPI may experience constrained supply, curtailed customer demand, impacts on its workforce and other effects that could materially adversely impact the Company’s business, results of operations and overall financial condition in future periods. CPI’s strategies may not be successful in effectively managing its resources and mitigating the negative impact of the COVID-19 pandemic on its business, operating results and financial condition. See Item 1A, Risk Factors, in this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on the Company.

On March 27, 2020, the Coronavirus Aid Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Note 12 “Income Taxes” for a discussion of the CARES Act income tax impacts on the Company.  In addition, CPI has deferred employer social security payments starting with the second quarter of 2020 in accordance with the CARES Act.  While the Company is participating in certain programs under the CARES Act, the Act and its guidance are subject to change.

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

	December 31, 2020	December 31, 2019
Trade accounts receivable	$44,305	$39,004
Unbilled accounts receivable	10,576	4,223
	54,881	43,227
Less allowance for doubtful accounts	(289)	(395)
	$54,592	$42,832

The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it is determined collection will not occur. The allowance for bad debt activity for the years ended December 31, 2020 and 2019 is summarized as follows:

Balance as of December 31, 2018	$211
Bad debt expense	228
Write-off of uncollectible accounts	(37)
Currency translation adjustments	(7)
Balance as of December 31, 2019	$395
Bad debt expense (benefit)	(89)
Write-off of uncollectible accounts	(2)
Currency translation adjustments	(15)
Balance as of December 31, 2020	$289

During 2020, the Company recorded a bad debt benefit due to the reduction of allowances for potentially uncollectible accounts receivable from the prior year. The increase in bad debt expense during 2019 primarily relates to reserves established for outstanding receivables from the Company’s Canadian operations that were disposed on April 1, 2019.

For the year ended December 31, 2020 the Company had two customers that represented more than 10% of the Company’s consolidated net sales. Net sales for these customers were approximately 15% and 14% of the Company’s consolidated net sales. For the year ended December 31, 2019 one customer represented 18% of the Company’s consolidated net sales.

Inventories

Inventories consist of raw materials, and finished goods and are measured at the lower of cost or net realizable value (determined on the first-in, first-out, specific identification or weighted-average method basis). Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Finished goods inventory represents primarily stock cards and Card@Once printers. The stock cards are not manufactured for a specific customer, but are ready to be personalized and sold as customer orders are received. The Company monitors inventory for events or circumstances that may indicate the net realizable value is less than the carrying value of inventory, such as negative margins, expiration of material usage, and other forms of obsolescence, and records adjustments to the valuation of inventory, as necessary.

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

Goodwill and Intangible Assets

Goodwill is not amortized, but instead is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. For impairment evaluations, the Company may first make a qualitative assessment with respect to goodwill, if appropriate. In accordance with accounting standards, the Company performs its goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount, and recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.

All of the Company’s goodwill is included in the Debit and Credit segment. The Company generally bases its measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: its weighted average cost of capital; discrete and long-term rate of growth and profitability of the reporting unit's business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to publicly traded companies in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

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

Sales Tax

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from net sales as defined in ASC 606, Revenue from Contracts with Customers. Cash collected from customers is recorded in accrued expenses on the Company’s consolidated Balance Sheet and then remitted to the proper taxing authority. In addition, refer to Note 15 “Commitments and Contingencies” for discussion regarding an estimated sales tax liability the Company recorded in relation to historical activity in certain states.

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

The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  The reserves are established when the Company believes that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities.  The Company adjusts uncertain tax position in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate.  The Company recognizes the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Net Sales

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers, have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are the design and production of Financial Payment Cards, including contact-EMV, Dual-Interface EMV, Second Wave, metal, contactless and magnetic stripe cards, and private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

Services Net Sales

Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and software as a service personalization of instant issuance debit cards. The Company also generates “Service” revenue usage-fees from the Company’s patented card design software, known as MYCA, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images. “Services” revenue was also generated from personalizing retail gift cards historically in Canada prior to disposition. As applicable, for work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

Customer Contracts

The Company often enters into MSAs with its customers. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally considered short term in nature.

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

Foreign Currency Translation

Financial statements of foreign subsidiaries that use local currencies as their functional currency are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and the weighted-average exchange rate for each reporting period for net sales, expenses, gains and losses. Translation adjustments are recorded as a component of Accumulated Other Comprehensive Loss in the accompanying consolidated financial statements. Subsequent to the sale of the Company’s UK Limited and Canada subsidiary, the Company has no significant foreign subsidiaries.

Foreign currency transaction gains and losses resulting from the process of re-measurement are recorded in “Foreign currency loss” in the accompanying Consolidated Statements of Operations and Comprehensive Loss. For the years ended December 31, 2020 and 2019 there were ($7) and ($1,335) of such foreign currency losses, respectively. The foreign currency loss for the year ended December 31, 2019, includes the release of the cumulative translation adjustment of $1,329 from “Accumulated Other Comprehensive Loss” on the Balance Sheet in connection with the sale of the Company’s Canada subsidiary.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, Leases, which provides guidance for accounting for leases. The guidance required companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The Company adopted the guidance on January 1, 2019 and used the adoption date as the date of initial application as allowed under ASC 842. ROU represents the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option. A lease is deemed to exist when the Company has the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration paid. The right to control is deemed to occur when the Company has the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets. Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. The Company recorded lease liabilities and right-to-use assets as the present value of future minimum lease payments using a discount rate that is either implicit in the lease or our incremental borrowing rate. If not implicit in the lease, the Company estimates the incremental borrowing rate by using market data from similar companies, having publicly traded debt instruments and similar credit ratings. The estimated incremental borrowing rate utilizes judgements, including selection of comparable companies, credit risk, sensitivity analysis and certain other valuation estimates. The Company also uses judgement in determining whether a contract contains a lease.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. The effective date of ASU 2016-13 was amended by ASU 2019-10, Credit Losses Effective Dates. Since CPI is a smaller reporting company, adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods therein, with early adoption permitted. The Company has elected not to early adopt this accounting standard in 2020. The Company is evaluating the impact of adoption of this standard, and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s consolidated financial position and results of operations.

Adjustment of Prior Period Financial Statements for Immaterial Items

In accordance with Securities and Exchange Commission Staff Accounting Bulletin 99, Materiality, codified in ASC 250, Presentation of Financial Statements, the Company corrected two immaterial items relating to estimated sales tax expense and depreciation expense for all prior periods presented by revising the consolidated financial statements and other financial information included herein. The total impact on prior years for estimated sales tax expense was $1,907 and depreciation expense was $476. These adjustments represent the expenses pertaining to the period of 2017 to 2019, including an increase to estimated sales tax expense recorded in “Selling, General and Administrative expenses” (“SG&A”) of $584, and depreciation expense in “Cost of sales” of $249, for the year ended December 31, 2019. For the year ended December 31, 2020, the Company recorded estimated sales tax expense in SG&A of $926.  Refer to Note 15, “Commitments and Contingencies” for additional discussion of the estimated sales tax liability recorded in “Accrued expenses” on the consolidated balance sheet.

3. Net Sales

The Company disaggregates its net sales by major source as follows:

	For the year ended December 31, 2020
	Products	Services	Total
Debit and Credit	$173,765	$76,662	$250,427
Prepaid Debit	—	63,596	63,596
Intersegment eliminations	(1,797)	(37)	(1,834)
Total	$171,968	$140,221	$312,189

	For the year ended December 31, 2019
	Products	Services	Total
Debit and Credit	$144,541	$68,600	$213,141
Prepaid Debit	—	64,330	64,330
Other	396	1,283	1,679
Intersegment eliminations	(996)	(81)	(1,077)
Total	$143,941	$134,132	$278,073

4. Discontinued Operation

On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produced retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provided personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The Company reported the U.K. Limited reporting segment as discontinued operations in conformity with GAAP. Unless otherwise indicated, information in these notes to the consolidated financial statements relate to continuing operations. The Company did not retain significant continuing involvement with the discontinued operation subsequent to the disposal. The impact of the discontinued operations was insignificant to the Company’s consolidated statement of operations for the years ended December 31, 2020 and 2019.

5. Inventories

Inventories are summarized below:

	December 31,
	2020	2019
Raw materials	$23,009	$16,492
Finished goods	4,635	5,047
Inventory reserve	(2,848)	(1,347)
	$24,796	$20,192

6. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consist of the following:

	December 31,
	2020	2019
Machinery and equipment	$55,459	$52,212
Machinery and equipment under financing leases	9,974	8,256
Furniture, fixtures and computer equipment	4,410	4,749
Leasehold improvements	15,083	14,905
Construction in progress	2,386	455
	87,312	80,577
Less accumulated depreciation and amortization	(55,092)	(45,277)
Operating lease right-of-use assets, net of accumulated amortization	7,183	6,312
	$39,403	$41,612

Amounts recorded for the depreciation of plant, equipment and leasehold improvements were $12,232 and $12,616 for the years ended December 31, 2020 and 2019, respectively.

There were no impairments of the Company’s plant, equipment, and leasehold improvement assets for the years ended December 31, 2020 and 2019.

7. Goodwill and Other Intangible Assets

All of the Company’s $47,150 of goodwill is included in the Debit and Credit segment at December 31, 2020 and 2019. The Company completed its goodwill impairment testing as of October 1, 2020 and the Company determined it is not more likely than not that the fair value of each reporting unit is less than its carrying amount.

CPI’s amortizable intangible assets consist of customer relationships, technology and software, and trademarks. Total intangible assets are being amortized over a weighted-average useful life of 15.7 years. Intangible amortization expense totaled $4,595 and $4,635 for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, there were no impairments of the Company’s amortizable intangible assets.

Intangible assets consist of the following:

		December 31, 2020			December 31, 2019
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	17.2	$55,454	(32,141)	$23,313	$55,454	$(28,865)	$26,589
Technology and software	8	7,101	(5,881)	1,220	7,101	(4,952)	2,149
Trademarks	8.7	3,330	(1,656)	1,674	3,330	(1,266)	2,064
Intangible assets subject to amortization		$65,885	$(39,678)	$26,207	$65,885	$(35,083)	$30,802

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2020 is as follows:

2021	$4,352
2022	3,867
2023	3,867
2024	3,630
2025	3,440
Thereafter	7,051
$26,207

8. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, the Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2—Inputs, other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Consolidated Balance Sheets are as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2020
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2020	2020	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$287,500	$—	$287,500	$—
Senior Credit Facility	$30,000	$30,000	$—	$—	$30,000

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2019
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2019	2019	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$234,375	$—	$234,375	$—

The aggregate fair value of the Company’s First Lien Term Loan (as defined in Note 11 “Long-Term Debt”) was based on bank quotes. The fair value measurement associated with the Senior Credit Facility (as defined in Note 11 “Long-Term Debt”) is based on significant unobservable Level 3 inputs, which require management judgment and estimation. The Senior Credit Facility ranks senior in priority to the Company’s First Lien Term Loan, and was valued using market data from companies with similar credit ratings.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2020	December 31, 2019

Accrued payroll and related employee expenses	$4,938	$3,954
Accrued employee performance bonus	4,873	3,920
Employer payroll tax, including social security deferral	3,034	368
Accrued rebates	1,178	1,573
Sales tax liability	1,696	1,907
Accrued Interest	4,145	4,951
Operating and financing lease liability (current portion)	4,407	4,494
Other	3,878	3,568
Total accrued expenses	$28,149	$24,735

The estimated sales tax liability is further described in Note 15, Commitments and Contingencies and Note 2, Summary of Significant Accounting Policies. Other accrued liabilities include miscellaneous accruals for invoices not yet received and other items such as self- insurance liability accruals and the current portion of uncertain tax position reserves.

10. Financing and Operating Leases

CPI adopted ASC 842 effective January 1, 2019. As a result of the adoption of ASC 842, the Company recorded $8,025 of operating ROU assets, and corresponding operating lease liabilities of $8,813 on January 1, 2019, relating to existing real estate operating leases.

The components of operating and finance lease costs were as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019

Operating lease costs	$2,649	2,625
Variable lease costs	667	719
Short-term operating lease costs	75	-
Total expense from operating leases	$3,391	3,344

Finance lease cost:
Right-of-use amortization expense	$1,342	886
Interest on lease liabilities	540	290
Total financing lease costs	$1,882	1,176

The following table reflects balances for operating and financing leases:

	December 31, 2020	December 31, 2019
Operating leases
Operating lease right-of-use assets, net of amortization	$7,183	$6,312

Operating lease liability (current)	$2,267	$2,283
Long-term operating liability	5,491	5,067
Total operating lease liabilities	$7,758	$7,350

Financing leases
Property, equipment and leasehold improvements	$9,974	$8,256
Accumulated depreciation	(2,422)	(1,094)
Total financing leases in property, equipment and leasehold improvements, net	$7,552	$7,162

Financing lease liability (current)	$2,140	$2,211
Long-term financing liability	3,052	3,886
Total financing lease liabilities	$5,192	$6,097

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net”. Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Components of lease expense were as follows:

December 31, 2020
Weighted Average Remaining Lease Term
Operating Leases	4.93
Financing Leases	2.52

Weighted Average Discount Rate
Operating Leases	9.29%
Financing Leases	8.71%

Future cash payment with respect to lease obligations as of December 31, 2020 were as follows:

	Operating	Financing
	Lease	Leases
Year Ending
2021	$2,894	$2,494
2022	1,782	2,007
2023	1,467	1,069
2024	1,250	261
2025	670	2
2026	1,792	—
Total lease payments	9,855	5,833
Less imputed interest	(2,097)	(641)
Total	$7,758	$5,192

Cash paid on operating lease liabilities was $2,347 and $1,973 during the years ended December 31, 2020 and December 31, 2019, respectively.

11. Long-Term Debt

Long-term debt consists of the following:

	Interest	December 31,	December 31,
	Rate (1)	2020	2019
First Lien Term Loan	5.50%	312,500	312,500
Senior Credit Facility	9.50%	30,000	—
Unamortized discount		(1,988)	(1,770)
Unamortized deferred financing costs		(3,804)	(2,952)
Total long-term debt		336,708	307,778
Less current maturities		(8,027)	—
Long-term debt, net of current maturities		328,681	307,778

(1) The interest rate on the First Lien Term Loan was 5.5%, and 6.71% as of December 31, 2020, and December 31, 2019, respectively. The interest rate on the Senior Credit Facility, which was entered into on March 6, 2020, was 9.5% as of December 31, 2020.

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

The Senior Credit Facility and the First Lien Term Loan contain customary representations, covenants and events of default, including certain covenants that limit or restrict the Company’s and certain of its subsidiaries’ ability to incur indebtedness, grant certain types of security interests, incur certain types of liens, sell or transfer assets or enter into a merger or consolidate with another company, enter into sale and leaseback transactions, make certain types of investments, declare or make dividends or distributions, engage in certain affiliate transactions, or modify organizational documents, among other restrictions and subject to certain exceptions. In accordance with the terms of the Senior Credit Facility, the Company is also required to have adjusted EBITDA, as defined in the agreement, of $25,000 for the previous four consecutive fiscal quarters in total, at the end of each quarterly period ending on or after March 31, 2020.

The Senior Credit Facility and the First Lien Term Loan also require prepayment or offers to prepay certain amounts, in advance of the maturity date upon the occurrence of certain customary events, including based on an annual excess cash flow calculation, pursuant to the terms of the respective agreement, with any required payments to be made after the issuance of the Company’s annual financial statements. As of December 31, 2020, $8,027 of debt principal was classified as a current liability as a result of an excess free cash flow calculation for 2020 pursuant to the terms of the debt agreements, which amount the Company will offer to prepay pursuant to the terms of the Senior Credit Facility and the First Lien Term Loan, as applicable. The Company was not required to make any prepayments of the First Lien Term Loan with respect to the excess free cash flow calculation relating to the 2019 annual financial statements.

Interest rates under the Senior Credit Facility are based, at the Company's election, on a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 8.5% or a base rate plus a margin of 7.5%. Certain prepayments made prior to February 15, 2022 are subject to a make-whole premium. Interest rates under the First Lien Term Loan are based, at the Company’s election, on a Eurodollar rate, subject to an interest rate floor of 1.0%, plus a margin of 4.5%, or a base rate plus a margin of 3.5%.

The term loans made under the Senior Credit Facility would be accelerated and become immediately due and payable if an event of default (as defined in the Senior Credit Agreement) were to occur. Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), own approximately 37% and 22% of the Company’s common stock, respectively, as of December 31, 2020. If the Tricor Funds were to sell or otherwise dispose of more than 25% of CPI’s outstanding common stock, or otherwise cease to own at least 30% of CPI’s outstanding common stock, other than by means of distributing CPI common stock to the participants in Tricor Funds, a “change of control” event of default would occur. Additionally, certain proposed changes to the Senior Credit Facility require the consent of lenders representing more than 50% of the outstanding term loans, and if a lender does not consent to such proposed changes, then, among other options, CPI may be required to pre-pay the non-consenting lender’s portion of the loan, including accrued interest, fees and other amounts payable, as well as a make-whole premium.

The Company is authorized to use the proceeds from the Senior Credit Facility to provide for the working capital and general corporate requirements of the Company and its subsidiaries, including to pay any fees and expenses in connection with the Senior Credit Facility and other related loan documents.

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The discount on the Senior Credit Facility was $1,400, and financing costs were $3,215, and both were recorded as a reduction to the long-term debt balance in the quarter ended March 31, 2020. The net discount and debt issuance costs on the Senior Credit Facility is included within financing activities on the consolidated statement of cash flows and relates to cash flows during the year ended December 31, 2020.

12. Income Taxes

Income tax (benefit) expense from continuing operations and effective income tax rates consist of the following:

	December 31,
	2020	2019
Current taxes:
Domestic	$(4,364)	$2,490
Foreign	16	15
	(4,348)	2,505
Deferred taxes:
Domestic	1,043	969
Foreign	—	—
	1,043	969
Income tax (benefit) expense	$(3,305)	$3,474
Income (loss) before income taxes
Domestic income (loss)	$12,790	$(40)
Foreign income (loss)	95	(1,479)
Total	$12,885	$(1,519)
Effective income tax rate	(25.6)%	(228.7)%

The effective income tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
State income taxes	5.3	(50.3)
Foreign taxes	—	(23.3)
Tax benefit for U.K. sale	—	154.8
Valuation allowance	(41.1)	(213.8)
Unrecognized tax benefits	5.6	(15.5)
Tax credits	(1.2)	(48.6)
Permanent items	4.0	(54.1)
Tax benefit CARES Act	(20.9)	—
Other	1.7	1.1
Effective income tax rate	(25.6)%	(228.7)%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Accrued expense	$2,519	$2,854
Net operating loss carryforward	524	1,216
Deferred financing costs	260	400
Stock compensation	935	892
Tax credit carryforward	645	17
Interest limitation	1,418	8,773
Lease liability	1,899	1,728
Capital loss carryover	2,030	—
Other	2,598	669
Total gross deferred tax assets	12,828	16,549
Valuation allowance	(2,615)	(5,659)
Net deferred tax assets	10,213	10,890
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(4,939)	(5,382)
Intangible assets	(8,689)	(8,877)
Right-of-use assets	(1,758)	(1,486)
Prepaid expenses and other	(2,236)	(1,511)
Total gross deferred tax liabilities	(17,622)	(17,256)
Net deferred tax liabilities	$(7,409)	$(6,366)

The net change in the valuation allowance during the year ended December 31, 2020 was a decrease of $3,044. The change was comprised primarily of a decrease due to Company’s election to apply the 2018 proposed regulations relating to the interest deduction limitation in section 163(j) of the Internal Revenue Code. This was partially offset by an increase related to the sale of certain foreign subsidiaries. The valuation allowance as of December 31, 2020, is relating to a capital loss realized on the sale of a foreign subsidiary whereby the Company does not anticipate a capital gain in the foreseeable future that would allow for the recognition of the capital loss carryover. In addition, the Company has a full valuation allowance related to a state net operating loss and a partial valuation allowance on a state interest limitation, both of which the Company estimates may not be fully utilized.

In March 2020, the CARES Act was signed into law. The CARES Act allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income.  The CARES Act increases the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allows for the acceleration of refunds of alternative minimum tax credits. For the year ended December 31, 2020, the Company recorded a tax benefit for certain provisions in the CARES Act resulting in a tax rate benefit of 20.9%.  In addition, the Company reduced the partial valuation allowance due to the limitation on the deductibility of interest expense, and recorded an income tax rate benefit during for the year ended December 31, 2020 of 41.1%.  Other items impacting the effective tax rate in 2020 include unrecognized tax benefits, permanent non-deductible items and tax credits.

The Company no longer has any substantial potential tax benefits associated with gross foreign operating loss carryforwards due to the sale of its foreign subsidiaries. The Company has various state and local operating loss carryforwards which will expire at various dates from 2033 to 2038. The Company does expect to be able to utilize a portion of these losses prior to expiration. The Company’s income tax receivable on the consolidated balance sheet as of December 31, 2020, is primarily comprised of U.S. federal income tax refund claims attributable to the CARES Act provisions, including alternative minimum tax credits and allowance of NOL carrybacks.

The Company has potential tax benefits associated with federal research and development tax credit carryforwards as of December 31, 2020 of $645, which will expire in 2036. The Company expects to be able to recognize these credit carryforwards, and accordingly has not provided a valuation allowance for the tax benefit. Additionally, the Company does not have any potential tax benefits associated with state research and development tax credit carryforwards as of December 31, 2020.

At December 31, 2020, no provision has been made for U.S. federal and state taxes on cumulative foreign earnings as there are no current or cumulative earnings of foreign operations. The Company recorded no net current tax benefit in 2019 related to the sale of the Canadian operations.

Unrecognized Tax Benefits

Unrecognized tax benefits represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in “Accrued expenses”, “Other long term liabilities” and “Deferred income taxes” in the Company’s consolidated balance sheets. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax provision only when based upon the technical merits, it is “more-likely-than-not” that the tax position will be sustained upon examination.

Balance as of December 31, 2019	$2,172
Increase related to current year tax position	72
Increase related to prior year tax position	1,068
Balance as of December 31, 2020	$3,312

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits for the year ended December 31, 2020 was $255, and was $238 for the year ended December 31, 2019.

The Company believes that it is reasonably possible that approximately $852 of its unrecognized tax benefits may be recognized by the end of 2021 as a result of settlement with the taxing authorities. As such, this balance is reflected in “Accrued expenses” in the Company’s consolidated balance sheet as of December 31, 2020. The Company is generally subject to potential federal and state examinations for the tax years on and after December 31, 2013 for federal purposes and December 31, 2016 for state purposes. The Company is subject to examinations for its U.K. subsidiaries for tax years ended on and after December 31, 2018. The Company's Canadian subsidiary which was sold April 1, 2019, is subject to examination for tax years ended on and after December 31, 2016.

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

14. Income (Loss) per Share

Basic and diluted income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended
	December 31,
	2020	2019
Numerator:
Net income (loss) from continuing operations	$16,190	$(4,993)
Net loss from discontinued operation	(61)	(124)
Net income (loss)	$16,129	$(5,117)

Denominator:
Basic weighted-average common shares outstanding	11,228,707	11,196,710
Dilutive shares	3,297	—
Diluted weighted-average common shares outstanding	11,232,004	11,196,710

Net income (loss) per share from continuing operations - Basic:	$1.44	$(0.45)
Net income (loss) per share from discontinued operations - Basic:	0.00	(0.01)
Net income (loss) per share - Basic:	$1.44	$(0.46)

Net income (loss) per share from continuing operations - Diluted:	$1.44	$(0.45)
Net income (loss) per share from discontinued operations - Diluted:	0.00	(0.01)
Net income (loss) per share - Diluted:	$1.44	$(0.46)

The Company reported a net loss for the year ended December 31, 2019. Accordingly, the potentially dilutive effect of 793,084 stock options and 7,347 restricted stock units were excluded from the computation of diluted earnings per share as of December 31, 2019, as their inclusion would be anti-dilutive.

15. Commitments and Contingencies; Litigation Settlement

Commitments

Refer to Note 10 “Financing and Operating Leases” for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2021 and 2028 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs.

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

Heckermann v. Montross et al., Case No. 1:17-CV-01673 (D. Del.) (the “Derivative Suit”)

On November 20, 2017, a purported CPI stockholder filed a stockholder derivative complaint in the United States District Court for the District of Delaware (the “Court”) against certain of CPI’s former officers and current and former directors, along with the sponsors of CPI’s October 2015 initial public offering (“IPO”). CPI is also named as a nominal defendant. The derivative complaint asserts claims under §§10(b) and 20(a) of the Exchange Act and Securities and Exchange Commission Rule 10b-5 and seeks, among other things, injunctive relief, damages and costs. It alleges false or misleading statements and omissions in the Registration Statement filed by CPI in connection with its IPO and subsequent public filings and statements. The derivative complaint also asserts claims for purported breaches of fiduciary duties, unjust enrichment, mismanagement and waste of corporate assets.

On December 18, 2019, the parties filed a Stipulation and Agreement of Settlement to resolve and dismiss the Derivative Suit, and on April 1, 2020, the Court granted final approval of the settlement set forth therein and dismissed with prejudice all claims (the “Settlement”). Under the Settlement, (i) all claims that were or could have been asserted in the Derivative Suit were resolved and discharged, (ii) the Company agreed to implement certain corporate governance reforms, and (iii) the Company’s insurer agreed to pay fees and expenses awarded to the plaintiff’s counsel in the amount of $343 and a service award to the plaintiff of a nominal amount. No liability was recorded for the Settlement as of December 31, 2020 or December 31, 2019.

In addition to the matter described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on its business, financial condition or results of operations.

Estimated Sales Tax Liability

The Company is evaluating a state sales tax liability analysis for states in which it has economic nexus, and collecting exemption documentation from its customers. It is probable that the Company will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. The estimated liability for sales tax as of December 31, 2020 is $1,696, and is recorded in accrued expenses in the consolidated balance sheets. The liability changed from the original estimate recorded in prior periods primarily due to the Company remitting cash to the proper state tax authorities for historical sales tax and interest, partially offset by an increase of $633 in the contingency estimate during the fourth quarter of 2020. Due to the estimates involved in the analysis, the Company expects that the estimated liability will change in the future, and may exceed the current estimate. The Company also may be subject to examination by the relevant state tax authorities. Sales tax recovered from customers reduces the estimated expense when it is probable of collection, and the Company recorded $596 of probable customer collections during the second half of 2020. Future changes to the liability estimate that impact the consolidated statements of operations will be recorded within selling, general, and administrative expenses.

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

The aggregate amounts charged to expense in connection with the plan were $1,473 and $1,359 for the years ended December 31, 2020 and 2019, respectively.

17. Stock Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

During October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 1,200,000 shares of common stock for issuance under the Omnibus Plan.  As of December 31, 2020, there were 185,113 shares available for grant under the Omnibus Plan.

The Company did not grant any awards of non-qualified stock options for the years ended December 31, 2020 and December 31, 2019. All stock option grants have a 10-year term, and will generally vest ratably over a three-year period beginning on the first anniversary of the grant date. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)

Outstanding as of December 31, 2019	793,084	$14.91
Forfeited	(86,712)	12.61
Outstanding as of December 31, 2020	706,372	$15.20	6.44
Options vested and exercisable as of December 31, 2020	661,053	16.08	6.37
Options vested and expected to vest as of December 31, 2020	706,372	15.20	6.44

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-
		Average
		Grant-Date
	Number	Fair Value
Unvested as of December 31, 2019	250,571	$1.90
Forfeited	(16,028)	2.33
Vested	(189,224)	2.05
Unvested as of December 31, 2020	45,319	$1.10

Unvested stock options as of December 31, 2020 of 45,319, will entirely vest in 2021.

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2020 under the Omnibus Plan:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2019	7,347	$22.49
Granted	180,001	2.12
Vested	(7,144)	22.51
Forfeited	(203)	21.75
Outstanding as of December 31, 2020	180,001	$2.12

The Company granted 180,001 awards of restricted stock units for the year ended December 31, 2020. The restricted stock unit awards contain conditions associated with continued employment or service, and vest two years from the date of grant. On the vesting dates, shares of common stock are issued to the award recipients.  Unvested restricted stock units of 180,001 as of December 31, 2020 will vest entirely in 2022.

During the year ended December 31, 2017, the Company granted awards of 932,837 cash performance units with a grant-date fair value of $663. These awards settled in cash in three annual payments on the first, second and third anniversaries of the date of grant.  The cash performance units were based on the performance of the Company’s stock, measured based on the Company’s stock price at each of the first, second, and third anniversaries of the grant date compared to the Company’s stock price on the date of grant.  The Company recognized compensation expense on a straight-line basis for each annual performance period. The cash performance units were accounted for as a liability and remeasured to fair value at the end of each reporting period.  During the twelve months ended December 31, 2020, the third tranche of the cash performance units vested and the Company made a cash payment of $68 to the award recipients. There are no outstanding cash performance units as of December 31, 2020.

Compensation expense for the Omnibus Plan for the years ended December 31, 2020 and 2019 was $136 and $250, respectively. As of December 31, 2020, the total unrecognized compensation expense related to unvested options and restricted stock units, was $340, which the Company expects to recognize over an estimated weighted average period of 1.7 years.

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

As a result of the Company’s adoption of its Omnibus Plan, as further described above, no further awards will be made under the Option Plan. During the year ended December 31, 2019, the remaining 6,600 outstanding shares in the Option Plan were exercised. As such, there were no outstanding shares remaining as of December 31, 2020. There was no compensation expense related to options previously granted under the Option Plan, for years ended December 31, 2020 and 2019.

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

As of December 31, 2020, the Company’s reportable segments were as follows:

●	Debit and Credit,
●	Prepaid Debit, and
●	Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless dual-interface cards, and plastic and encased metal cards, and Second Wave payment cards featuring a core made with ROBP. The Company also sells Card@Once instant card issuance solutions, and private label credit cards that are not issued on the networks of the Payment Cards Brands. The Company provides CPI On-Demand services, where images, personalized payment cards, and related collateral are produced on a one-by-one, on demand basis for customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The Debit and Credit segment operations are each audited for compliance by multiple Payment Card Brands. Many of the Company’s customers require CPI to comply with the standards of the PCI Security Standards Council.

Prepaid Debit Segment

The Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The Prepaid Debit segment operation is audited for compliance by multiple Payment Card Brands. Many of the Company’s customers require CPI to comply with the standards of the PCI Security Standards Council.

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

Performance Measures of Reportable Segments

Net sales and EBITDA from continuing operations of the Company’s reportable segments for the years ended December 31, 2020 and 2019 were as follows:

	Net Sales		EBITDA
	December 31,		December 31,
	2020	2019	2020	2019
Debit and Credit	$250,427	$213,141	$64,522	$45,635
Prepaid Debit	63,596	64,330	22,156	22,456
Other	—	1,679	(31,569)	(27,468)
Intersegment eliminations(a)	(1,834)	(1,077)	—	—
Total:	$312,189	$278,073	$55,109	$40,623

(a)	Amounts include the elimination of sales between segments for consolidation.

The following table provides a reconciliation of total segment EBITDA from continuing operations to “Net loss from continuing operations” for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Total segment EBITDA from continuing operations	$55,109	$40,623
Interest, net	(25,397)	(24,891)
Income tax benefit (expense)	3,305	(3,474)
Depreciation and amortization	(16,827)	(17,251)
Net Income (loss) from continuing operations	$16,190	$(4,993)

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Debit and Credit	$215,846	$176,020
Prepaid Debit	34,734	25,259
Other	15,571	11,732
Total assets	$266,151	$213,011

Net Sales to Geographic Location; Property, Equipment and Leasehold Improvements and Long-Lived assets by Geographic Segments

Subsequent to the sale of the Company’s Canada operations on April 1, 2019, the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived assets relating to geographic locations outside of the United States is insignificant.

Net Sales to Major Customers

For the year ended December 31, 2020 the Company had two customers that represented more than 10% of the Company’s consolidated net sales. Net sales for these customers were approximately 15% and 14% of the Company’s consolidated net sales. For the year ended December 31, 2019 one customer represented 18% of the Company’s consolidated net sales.

Net Sales by Product and Services

Net sales from products and services sold by the Company for the years ended December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
Product net sales(a)	$171,968	$143,941
Services net sales(b)	140,221	134,132
Total net sales:	$312,189	$278,073

(a)	“Products” net sales include the design and production of Financial Payment Cards in contact-EMV, contactless dual-interface EMV, metal, contactless and magnetic stripe card formats. The Company also generates “Products” revenue from the sale of Card@Once printers and consumables, private label credit cards and retail gift cards.

(b)	“Services” net sales include revenue from the personalization and fulfillment of Financial Payment Cards, providing tamper-evident security packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance cards.

19. Quarterly Financial Information (Unaudited)

Summarized quarterly results for the years ended December 31, 2020 and 2019 on a continuing operations basis, were as follows:

					Year Ended
					December 31,
2020 by Quarter:	Q1	Q2	Q3	Q4	2020
Net sales	$73,969	$71,378	$82,702	$84,140	$312,189
Gross profit	$25,648	$23,090	$30,607	$30,963	$110,308
Net income from continuing operations	$1,782	$1,283	$5,809	$7,316	$16,190

Basic and diluted earnings per share from continuing operations	$0.16	$0.11	$0.52	$0.65	$1.44

					Year Ended
					December 31,
2019 by Quarter:	Q1	Q2	Q3	Q4	2019
Net sales	$66,866	$66,901	$71,681	$72,625	$278,073
Gross profit	$21,459	$22,318	$25,357	$21,936	$91,070
Net income (loss) from continuing operations	$(3,262)	$1,185	$(629)	$(2,287)	$(4,993)

Basic and diluted earnings (loss) per share from continuing operations	$(0.29)	$0.11	$(0.06)	$(0.20)	$(0.45)

(This page has been left blank intentionally.)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria. This Annual Report does not include an attestation report of our independent registered public accounting firm as it is not required.

Changes in Internal Control Over Financial Reporting

Except as noted in the following sentence, there have not been any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fourth quarter of 2020, the Company continued to enhance internal controls to appropriately determine compliance with, and accounting for, certain state and local sales tax regulations.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

Item 11.	Executive Compensation

Information relating to our executive officer and director compensation is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners of our common stock and information relating to the security ownership of the registrant’s management is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information regarding principal accountant fees and services is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

10.22

First Lien Amending Agreement, dated March 6, 2020 between CPI Card Group Inc. and Guggenheim Credit Services, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 6, 2020).

10.23

Intercreditor Agreement, dated March 6, 2020 between CPI Card Group Inc. and Guggenheim Credit Services, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 6, 2020).

10.24

Super Senior Credit Agreement, dated March 6, 2020 between CPI Card Group Inc. and Guggenheim Credit Services, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 6, 2020).

10.25

Amendment to Credit Agreement, dated July 10, 2020, by and among CPI CG INC., CPI Card Group Inc., the other Loan Parties (as defined therein), the Lenders party thereto, GLAS USA LLC and GLAS Americas LLC, as collateral agent for the lenders (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 5, 2020).

10.26**	Form of Executive Retention Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.27**

2021 Executive Retention Agreement, dated October 2, 2020, between CPI Card Group. Inc. and Scott Scheirman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.28**	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.29**

Restricted Stock Unit Agreement, dated October 2, 2020, between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed or furnished herewith.

**   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI CARD GROUP INC.

/s/ John Lowe
John Lowe
Chief Financial Officer

February 25, 2021

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Scheirman	President, Chief Executive	February 25, 2021
Scott Scheirman	Officer and Director
(Principal Executive Officer)

/s/ John Lowe	Chief Financial Officer	February 25, 2021
John Lowe	(Principal Financial Officer)

/s/ Kevin O’Brien	Chief Accounting Officer	February 25, 2021
Kevin O’Brien	(Principal Accounting Officer)

/s/ Bradley Seaman	Chairman of the Board	February 25, 2021
Bradley Seaman

/s/ Robert Pearce	Director	February 25, 2021
Robert Pearce

/s/ Nicholas Peters	Director	February 25, 2021
Nicholas Peters

/s/ Marc Sheinbaum	Director	February 25, 2021
Marc Sheinbaum

/s/ Valerie Soranno Keating	Director	February 25, 2021
Valerie Soranno Keating