Form 10-Q
period 2021-03-31
CPI Card Group Inc.
filed 2021-05-11
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

⌧ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021.

or

◻	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number: 001-37584

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ⌧

Number of shares of Common Stock, $0.001 par value, outstanding as of April 22, 2021: 11,230,482

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$24,884	$57,603
Accounts receivable, net of allowances of $237 and $289, respectively	60,479	54,592
Inventories	33,490	24,796
Prepaid expenses and other current assets	5,193	5,032
Income taxes receivable	9,152	10,511
Total current assets	133,198	152,534
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	38,188	39,403
Intangible assets, net	25,058	26,207
Goodwill	47,150	47,150
Other assets	2,700	857
Total assets	$246,294	$266,151
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$21,792	$18,883
Accrued expenses	22,618	28,149
Current portion of long-term debt	—	8,027
Deferred revenue and customer deposits	1,316	1,868
Total current liabilities	45,726	56,927
Long-term debt	317,503	328,681
Deferred income taxes	7,232	7,409
Other long-term liabilities	11,409	11,171
Total liabilities	381,870	404,188
Commitments and contingencies (Note 14)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,230,482 shares issued and outstanding at March 31, 2021 and December 31, 2020	11	11
Capital deficiency	(111,807)	(111,858)
Accumulated loss	(23,780)	(26,190)
Total stockholders’ deficit	(135,576)	(138,037)
Total liabilities and stockholders’ deficit	$246,294	$266,151

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales:
Products	$47,013	$42,501
Services	42,079	31,468
Total net sales	89,092	73,969
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	27,287	26,379
Services (exclusive of depreciation and amortization shown below)	23,668	19,187
Depreciation and amortization	2,416	2,755
Total cost of sales	53,371	48,321
Gross profit	35,721	25,648
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	16,146	16,663
Depreciation and amortization	1,806	1,485
Total operating expenses	17,952	18,148
Income from operations	17,769	7,500
Other expense, net:
Interest, net	(8,976)	(6,088)
Other income (expense), net	25	(3)
Loss on debt extinguishment	(5,048)	(92)
Total other expense, net	(13,999)	(6,183)
Income from continuing operations before income taxes	3,770	1,317
Income tax (expense) benefit	(1,360)	465
Net income from continuing operations	2,410	1,782
Net loss from discontinued operations, net of tax (Note 1)	—	(26)
Net income	$2,410	$1,756

Basic and diluted earnings per share:
Earnings per share from continuing operations - Basic and Diluted:	$0.21	$0.16
Earnings per share - Basic and Diluted:	$0.21	$0.16

Basic weighted-average shares outstanding:	11,230,482	11,224,500
Diluted weighted-average shares outstanding:	11,639,015	11,262,359

Comprehensive income:
Net income	$2,410	$1,756
Total comprehensive income	$2,410	$1,756

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Excludes per Share Amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2020	11,230,482	$11	$(111,858)	$(26,190)	$(138,037)
Stock-based compensation		—	51	—	51
Components of comprehensive income:
Net income		—	—	2,410	2,410
March 31, 2021	11,230,482	$11	$(111,807)	$(23,780)	$(135,576)

December 31, 2019	11,224,191	$11	$(111,988)	$(42,319)	$(154,296)
Shares issued under stock-based compensation plans	5,628	—	—	—	—
Stock-based compensation		—	35	—	35
Components of comprehensive income:
Net income		—	—	1,756	1,756
March 31, 2020	11,229,819	$11	$(111,953)	$(40,563)	$(152,505)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income	$2,410	$1,756
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	26
Depreciation and amortization expense	4,222	4,240
Stock-based compensation expense	51	41
Amortization of debt issuance costs and debt discount	887	634
Loss on debt extinguishment	5,048	92
Deferred income taxes	(177)	537
Other, net	200	488
Changes in operating assets and liabilities:
Accounts receivable	(5,884)	(911)
Inventories	(8,885)	521
Prepaid expenses and other assets	107	1,138
Income taxes receivable, net	1,359	(846)
Accounts payable	3,705	(2,747)
Accrued expenses	(2,790)	(1,856)
Deferred revenue and customer deposits	(556)	177
Other liabilities	447	(86)
Cash provided by operating activities - continuing operations	144	3,204
Cash used in operating activities - discontinued operations	—	(26)
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(2,524)	(938)
Other	155	—
Cash used in investing activities	(2,369)	(938)
Financing activities
Principal payments on First Lien Term loan	(312,500)	—
Principal payments on Senior Credit Facility	(30,000)	—
Proceeds from Senior Notes	310,000	—
Proceeds from ABL Revolver, net of discount	14,750	—
Proceeds from Senior Credit Facility, net of discount	—	29,100
Debt issuance costs	(9,452)	(2,507)
Payments on debt extinguishment	(2,685)	—
Payments on finance lease obligations	(610)	(593)
Cash (used in) provided by financing activities	(30,497)	26,000
Effect of exchange rates on cash	3	(18)
Net (decrease) increase in cash and cash equivalents	(32,719)	28,222
Cash and cash equivalents, beginning of period	57,603	18,682
Cash and cash equivalents, end of period	$24,884	$46,904
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$8,382	$5,538
Income taxes	$1	$(232)
Right-to-use assets obtained in exchange for lease obligations:
Operating leases	$432	$141
Financing leases	$526	$251
Accounts payable, and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$256	$345

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. CPI is engaged in the design, production, data personalization, packaging and fulfillment of “Financial Payment Cards,” which the Company defines as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States and Interac, in Canada). The Company defines “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. CPI also offers an instant card issuance solution, which provides banks the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

CPI serves its customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”) by one or more of the Payment Card Brands. CPI’s leading network of high-security production facilities allows the Company to optimize its solutions offerings and effectively meet customers needs.

COVID-19 Update

The COVID-19 pandemic has impacted economies and societies globally. The long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain.  The health and safety of CPI employees remain paramount, and the Company continues to follow response protocols based on precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention, as well as various state and local executive orders, health orders and guidelines.  The Company believes the global impacts from COVID-19 have contributed to certain adverse effects on its supply chain including access to, and higher pricing of, certain raw materials which may continue in the future. CPI closely monitors its supply chain and has purchased and may continue to purchase additional inventory to help mitigate potential supply chain constraints. The current economic environment has affected the available labor pool in the areas in which the Company operates which may result in increased labor cost and turnover in our facilities. The Company will continue to monitor and respond as the situation evolves. All of CPI’s operations have remained open and continue to provide direct and essential support to the financial services industry. See Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) for further discussion of the possible impact of the COVID-19 pandemic on our business.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Note 11 “Income Taxes” for a discussion of the CARES Act income tax impacts on the Company. In addition, CPI deferred employer social security payments in 2020 in accordance with the CARES Act. While the Company is participating in certain programs under the CARES Act, the CARES Act and its guidance are subject to change.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of December 31,

2020 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Discontinued Operations

On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produced retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provided personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The Company reported the U.K. Limited reporting segment as discontinued operations in accordance with GAAP. The Company did not retain significant continuing involvement with the discontinued operations subsequent to the disposal. The impact of the discontinued operations was insignificant to the Company’s condensed consolidated statement of operations for the three months ended March 31, 2020.

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities at the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures in the preparation of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, leases, liability for sales tax, valuation allowances for inventories and deferred taxes, revenue recognized for work performed but not completed and uncertain tax positions. Actual results could differ from those estimates.

Recent Accounting Standards

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. The effective date of ASU 2016-13 was amended by ASU 2019-10, Credit Losses Effective Dates. Since CPI is a smaller reporting company, adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods therein, with early adoption permitted. The Company has elected not to early adopt this accounting standard in the current fiscal year 2021. The Company is evaluating the impact of adoption of this standard and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s consolidated financial position and results of operations.

Adjustment of Prior Period Financial Statements for Immaterial Items

In accordance with Securities and Exchange Commission Staff Accounting Bulletin 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, during the year ended December 31, 2020, the Company corrected two immaterial items relating to estimated sales tax expense and depreciation expense for prior periods presented by revising the condensed consolidated financial statements and other financial information included herein. For the quarter ended March 31, 2020, the total impact of the prior period adjustment was an increase to “Selling, General and Administrative expenses” (“SG&A”) of $121 for estimated sales tax expense and an increase to “Cost of sales” of $62 for depreciation expense. The total impact on prior fiscal years 2017 to 2019 was an increase to SG&A for estimated sales tax expense of $1,907 and an increase to “Cost of sales” for depreciation expense of $476. Refer to Note 14, “Commitments and Contingencies” for additional discussion of the estimated sales tax liability recorded in “Accrued expenses” on the condensed consolidated balance sheet.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended March 31, 2021
	Products	Services	Total
Debit and Credit	$47,179	$22,638	$69,817
Prepaid Debit	—	19,458	19,458
Intersegment eliminations	(166)	(17)	(183)
Total	$47,013	$42,079	$89,092

	Three Months Ended March 31, 2020
	Products	Services	Total
Debit and Credit	$42,911	$16,928	$59,839
Prepaid Debit	—	14,540	14,540
Intersegment eliminations	(410)	—	(410)
Total	$42,501	$31,468	$73,969

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are manufactured Financial Payment Cards, including contact-EMV®, contactless dual-interface EMV, contactless and magnetic stripe cards, our eco-focused solutions including Second Wave and EarthwiseTM “high content” upcycled plastic cards, metal cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

EMV® is a registered trademark in the U.S. and other countries and an unregistered trademark elsewhere. The EMV trademark is owned by EMV Co, LLC.

Services Net Sales

Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, including CPI On-Demand® personalization, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers and software-as-a-service personalization of instant issuance debit and credit cards. The Company also generates “Services” net sales from usage-fees generated from the Company’s patented card design software, known as MYCATM, which provides customers and cardholders the ability to design cards on the internet and customize cards with individualized digital images. As applicable, for work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2021	December 31, 2020

Trade accounts receivable	$49,708	$44,305
Unbilled accounts receivable	11,008	10,576
	60,716	54,881
Less allowance for doubtful accounts	(237)	(289)
	$60,479	$54,592

4. Inventories

Inventories consisted of the following:

	March 31, 2021	December 31, 2020

Raw materials	$31,802	$23,009
Finished goods	4,727	4,635
Inventory reserve	(3,039)	(2,848)
	$33,490	$24,796

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	March 31, 2021	December 31, 2020

Machinery and equipment	$57,714	$55,459
Machinery and equipment under financing leases	9,858	9,974
Furniture, fixtures and computer equipment	4,331	4,410
Leasehold improvements	13,896	15,083
Construction in progress	1,381	2,386
	87,180	87,312
Less accumulated depreciation and amortization	(55,925)	(55,092)
Operating lease right-of-use assets, net of accumulated amortization	6,933	7,183
	$38,188	$39,403

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $3,073 and $3,091 for the three months ended March 31, 2021 and 2020, respectively.

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 9, Financing and Operating Leases.

6. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at March 31, 2021 and December 31, 2020. Goodwill is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company did not identify a triggering event requiring a quantitative test for impairment as of March 31, 2021.

Intangible assets consist of customer relationships, technology and software and trademarks. Intangible amortization expense was $1,149 and $1,149 for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021 and December 31, 2020, intangible assets, excluding goodwill, were comprised of the following:

		March 31, 2021			December 31, 2020
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	17.2	$55,454	$(32,961)	$22,493	$55,454	(32,141)	$23,313
Technology and software	8	7,101	(6,113)	988	7,101	(5,881)	1,220
Trademarks	8.7	3,330	(1,753)	1,577	3,330	(1,656)	1,674
Intangible assets subject to amortization		$65,885	$(40,827)	$25,058	$65,885	$(39,678)	$26,207

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of March 31, 2021 was as follows:

2021 (excluding the three months ended March 31, 2021)	$3,203
2022	3,867
2023	3,867
2024	3,630
2025	3,440
Thereafter	7,051
$25,058

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at March 31, 2021
	March 31,	March 31,	(Using Fair Value Hierarchy)
	2021	2021	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$310,000	$324,725	$—	$324,725	$—
ABL Revolver	$15,000	$15,000	$—	$15,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2020
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2020	2020	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$287,500	$—	$287,500	$—
Senior Credit Facility	30,000	30,000	$—	$—	$30,000

The aggregate fair value of the Company’s Senior Notes (as defined in Note 10, Long-Term Debt) was based on bank quotes. The fair value measurement associated with the ABL Revolver (as defined in Note 10, Long-Term Debt) approximates its carrying value as of March 31, 2021, given the close proximity to the date the Company entered into the credit facility on March 15, 2021, and the applicable interest rates and nature of the security interest in Company assets.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

8. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020

Accrued payroll and related employee expenses	$5,007	$4,938
Accrued employee performance bonus	2,117	4,873
Employer payroll tax, including social security deferral	2,794	3,034
Accrued rebates	1,668	1,178
Sales tax liability	1,805	1,696
Accrued interest	1,262	4,145
Operating and financing lease liability (current portion)	4,016	4,407
Other	3,949	3,878
Total accrued expenses	$22,618	$28,149

The estimated sales tax liability is further described in Note 14, Commitments and Contingencies and Note 1, Business Overview and Summary of Significant Accounting Policies.

9. Financing and Operating Leases

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

The components of operating and finance lease costs were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease costs	$509	$671
Variable lease costs	164	173
Short-term operating lease costs	172	-
Total expense from operating leases	$845	$844

Finance lease cost:
Right-of-use amortization expense	293	327
Interest on lease liabilities	213	129
Total financing lease costs	$506	$456

The following table reflects balances for operating and financing leases:

	March 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets, net of amortization	$6,933	$7,183

Operating lease liability (current)	$1,958	$2,267
Long-term operating liability	5,540	5,491
Total operating lease liabilities	$7,498	$7,758

Financing leases
Property, equipment and leasehold improvements	$9,858	$9,974
Accumulated depreciation	(2,086)	(2,422)
Total property, equipment and leasehold improvements, net	$7,772	$7,552

Financing lease liability (current)	$2,058	$2,140
Long-term financing liability	3,050	3,052
Total financing lease liabilities	$5,108	$5,192

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net.” Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Future cash payment with respect to lease obligations as of March 31, 2021 were as follows:

	Operating	Financing
	Lease	Leases

2021 (excluding the three months ended March 31, 2021)	2,022	1,856
2022	1,782	2,112
2023	1,643	1,176
2024	1,442	366
2025	862	107
Thereafter	1,808	26
Total lease payments	9,559	5,643
Less imputed interest	(2,061)	(535)
Total	$7,498	$5,108

10. Long-Term Debt

At March 31, 2021 and December 31, 2020, long-term debt consisted of the following:

	Interest	March 31,	December 31,
	Rate (1)	2021	2020
Senior Notes	8.625%	$310,000	$—
ABL Revolver	1.356%	15,000	—
First Lien Term Loan	5.500%	—	312,500
Senior Credit Facility	9.500%	—	30,000
Unamortized deferred financing costs		(7,497)	(3,804)
Unamortized discount		—	(1,988)
Total long-term debt		$317,503	$336,708
Less current maturities		—	(8,027)
Long-term debt, net of current maturities		$317,503	$328,681

(1) The Senior Notes bear interest at a fixed rate. The variable interest rate on the ABL Revolver was 1.356% as of March 31, 2021. The variable interest rate on the First Lien Term Loan and Senior Credit Facility was 5.5% and 9.5%, respectively, as of December 31, 2020.

On March 15, 2021, the Company completed a private offering by its wholly-owned subsidiary, CPI CG Inc. (the “Issuer”), of $310,000 aggregate principal amount of 8.625% senior secured notes due 2026 (the “Senior Notes”) and related guarantees. The notes and related guarantees were offered and sold in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States to certain non-U.S. persons in compliance with Regulation S under the Securities Act. In addition, the Company and CPI CG Inc. as borrower entered into a credit agreement with Wells Fargo Bank, National Association, as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility of up to $50,000 (the “ABL Revolver”).

In connection with the issuance of the Senior Notes and entry into the ABL Revolver, the Company terminated its existing credit facilities consisting of a $30,000 senior credit agreement, dated as of March 6, 2020, among the Company, CPI CG Inc., as borrower, the lenders party thereto and Guggenheim Credit Services, LLC as administrative agent and collateral agent (the “Senior Credit Facility”), and a $435,000 first lien term loan (the “First Lien Term Loan”), dated as of August 17, 2015 as amended, among the Company, the borrower, the lenders party thereto, GLAS USA LLC, as administrative agent and GLAS Americas LLC, as collateral agent.

Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15,000 under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. As of March 15, 2021, the Company had outstanding borrowings of $30,000, plus accrued and unpaid interest, under the Senior Credit Facility, and $304,746, plus accrued and unpaid interest, under the First Lien Term Loan. In addition, early termination of the Senior Credit Facility required payment of a “make-whole” premium of $2,635 as an early termination penalty, which was paid on March 15, 2021, and recorded as interest expense on the condensed consolidated statement of comprehensive income for the three months ended March 31, 2021.

The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year, beginning on September 15, 2021. The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. Borrowings under the ABL Revolver bear interest at a rate per annum that ranges from the LIBOR Rate plus 1.25% to the LIBOR Rate plus 1.75%, or the Base Rate plus 0.25% to the Base Rate plus 0.75%, based on the average daily borrowing capacity under the ABL Revolver over the most recently completed month. The Company may elect to apply either the LIBOR Rate or Base Rate interest to borrowings at its discretion. The unused portion of the ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the ABL Revolver over the immediately preceding month.

The Senior Notes are guaranteed by the Company and certain of its current and future wholly-owned domestic subsidiaries (other than the Issuer) that guarantee the ABL Revolver, and are secured by substantially all of the assets of the Issuer and the guarantors, subject to customary exceptions. The ABL Revolver is guaranteed by the Company and its subsidiaries (other than the Issuer and excluded subsidiaries), and is secured by substantially all of the assets of the Issuer and the guarantors, subject to customary exceptions.

The Senior Notes and the ABL Revolver contain covenants limiting the ability of the Company, the Issuer and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Issuer and its restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the respective agreements.

The Company may have obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of that certain Indenture, dated as of March 15, 2021, by and among Issuer, the Company, the subsidiary guarantors and U.S. Bank National Association, with any required prepayments to be made after the issuance of the Company’s annual financial statements.

As of December 31, 2020, $8,027 of debt principal was classified as a current liability as a result of an excess free cash flow calculation for 2020 pursuant to the terms of the Senior Credit Facility and the First Lien Term Loan. The Company offered to prepay the balance, pursuant to the terms of the Senior Credit Facility and the First Lien Term Loan, which resulted in a required principal prepayment of $7,754 to the First Lien Term Loan lenders on March 4, 2021, plus accrued interest thereon.

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The debt issuance costs recorded on the Senior Notes were $7,558 and are reported as a reduction to the long-term debt balance in the quarter ended March 31, 2021. The net discount and debt issuance costs on the ABL Revolver were $2,144 and are recorded as other assets (current and long term) on the condensed consolidated balance sheet as of March 31, 2021.

During the three months ended March 31, 2021, the Company recorded a $5,048 loss on debt extinguishment relating to the unamortized deferred financing costs and debt discount in connection with the termination of the Senior Credit Facility and First Lien Term Loan.

11. Income Taxes

During the three months ended March 31, 2021, the Company recognized an income tax expense of $1,360 on a pre-tax income of $3,770, representing an effective income tax rate of 36.1%.  For the three months ended March 31, 2020, the Company recognized an income tax benefit of $465 on a pre-tax income of $1,317, representing an effective income tax rate of (35.3)%.

For the three months ended March 31, 2021 and 2020, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	March 31,
	2021	2020
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	11.8	46.0
Valuation allowance	0.0	100.6
Permanent items	3.9	47.9
Tax benefit CARES Act	0.0	(250.9)
Other	(0.6)	0.1
Effective income tax rate	36.1%	(35.3)%

In March 2020, the CARES Act was signed into law. The CARES Act allows companies with net operating losses (“NOLs”) originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income. The CARES Act increases the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allows for the acceleration of refunds of alternative minimum tax credits. For the three months ended March 31, 2020, the Company recorded an estimated tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 250.9%.

The Company’s income tax receivable on the condensed consolidated balance sheet as of March 31, 2021, relates primarily to U.S. federal income tax receivables relating to prior tax years, including NOL carrybacks relating to the CARES Act income tax refund.

The Company believes that it is reasonably possible that approximately $852 of its unrecognized tax benefits may be recognized in the next one year period as a result of settlement with the taxing authorities. As such, this balance is reflected in “Accrued expenses” in the Company’s condensed consolidated balance sheet as of March 31, 2021.

12. Stockholders’ Deficit

Common Stock

Common Stock has a par value of $0.001 per share. Holders of Common Stock are entitled to receive dividends and distributions subject to the participation rights of holders of all classes of stock at the time outstanding, as such holders may have prior rights as to dividends pursuant to the rights of any series of Preferred Stock. Upon any liquidation, dissolution or winding up of the Company, after required payments are made to holders of any series of Preferred Stock, any remaining assets of the Company will be distributed ratably to the holders of Common Stock. Holders of Common Stock are entitled to one vote per share.

13. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income from continuing operations	2,410	1,782
Net loss from discontinued operations	—	(26)
Net income	$2,410	$1,756

Denominator:
Basic weighted-average common shares outstanding	11,230,482	11,224,500
Dilutive shares	408,533	37,859
Diluted weighted-average common shares outstanding	11,639,015	11,262,359

Earnings per share from continuing operations - Basic and Diluted:	0.21	0.16
Earnings (loss) per share from discontinued operations - Basic and Diluted:	—	(0.00)
Earnings per share - Basic and Diluted:	$0.21	$0.16

14. Commitments and Contingencies

Commitments

Refer to Note 9 “Financing and Operating Leases” for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2022 and 2028 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs.

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company has not been formally served with the complaint and thus has not yet filed an answer. The Company intends to investigate and pursue its rights relating to the claims and to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Accordingly, it is not yet possible to reliably determine any potential liability that could result from this matter in the event of an adverse determination, and no liability has been recorded as of March 31, 2021 or December 31, 2020.

In addition to the matter described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on its business, financial condition or results of operations.

Estimated Sales Tax Liability

The Company is evaluating a state sales tax liability analysis for states in which it has economic nexus and collecting exemption documentation from its customers. It is probable that the Company will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. The estimated liability for sales tax as of March 31, 2021 and December 31, 2020 was $1,805 and $1,696, respectively, and is recorded in accrued expenses in the condensed consolidated balance sheets. The liability increased from the estimate recorded in the prior period due to ongoing activity. In addition, as the Company remits cash to the applicable state tax authorities for historical sales tax and interest, the liability balance will decrease. Due to the estimates involved in the analysis, the Company expects that the estimated liability will change in the future, and may exceed the current estimate. The Company also may be subject to examination by the relevant state tax authorities. Sales tax recovered from customers reduces the estimated expense when it is received or probable of collection. Future changes to the liability that impact the condensed consolidated statements of operations will be recorded within “Selling, general, and administrative expenses.”

15. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. The Company had reserved 1,200,000 shares of common stock for issuance under the Omnibus Plan. As of March 31, 2021, there were 185,113 shares available for grant under the Omnibus Plan.

During the three months ended March 31, 2021, and during the fiscal year ended December 31, 2020, the Company did not grant any awards of non-qualified stock options. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2020	706,372	$15.20	6.44
Forfeited	—	-	-
Outstanding as of March 31, 2021	706,372	$15.20	6.19
Options vested and exercisable as of March 31, 2021	670,876	$15.92	6.12
Options vested and expected to vest as of March 31, 2021	706,372	$15.20	6.19

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
	Options	Grant-Date Fair Value

Unvested as of December 31, 2020	45,319	$1.10
Vested	(9,823)	1.79
Unvested as of March 31, 2021	35,496	$0.91

Unvested stock options of 35,496 as of March 31, 2021 will vest entirely in 2021.

The following table summarizes the changes in the number of outstanding restricted stock units:

Weighted-
Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Shares	Fair Value	(in Years)
Outstanding as of December 31, 2020	180,001	$2.12
Forfeited	—
Outstanding as of March 31, 2021	180,001	$2.12	1.50

The Company granted 180,001 restricted stock units to employees on October 2, 2020. The restricted stock unit awards contain conditions associated with continued employment or service and vest two years from the date of grant.  On the vesting date, shares of common stock will be issued to the award recipients. Unvested restricted stock units of 180,001 as of March 31, 2021 will vest entirely in October 2022.

Compensation expense for the Omnibus Plan for the three months ended March 31, 2021 and 2020 was $51 and $41, respectively. As of March 31, 2021, the total unrecognized compensation expense related to unvested options and restricted stock units is $289, which the Company expects to recognize over an estimated weighted-average period of approximately 1.5 years.

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

As of March 31, 2021, the Company’s reportable segments were as follows:

●    Debit and Credit;

●    Prepaid Debit; and

●    Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services, including card personalization and fulfilment services, to card-issuing banks primarily in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless dual-interface cards, and plastic and encased metal cards, and our eco-focused solutions including Second Wave payment cards featuring a core made with recovered ocean bound plastic and Earthwise “high content” plastic cards. The Company also sells Card@Once instant card issuance solutions, and private label credit cards that are not issued on the networks of the Payment Cards Brands. The Company provides CPI On-Demand services, where images, personalized payment cards, and related collateral are produced on a one-by-one, on demand basis for customers. The Debit and Credit segment operations are each audited for compliance by multiple Payment Card Brands.

Prepaid Debit Segment

The Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The Prepaid Debit segment facilities are audited for compliance with the standards of the PCI Security Standards Council by multiple Payment Card Brands.

Other

The Other segment includes corporate expenses and the loss on debt extinguishment.

Performance Measures of Reportable Segments

Net Sales and EBITDA of the Company’s reportable segments for the three months ended March 31, 2021 and 2020, were as follows:

	Net Sales
	Three Months Ended March 31,
	2021	2020
Debit and Credit	$69,817	$59,839
Prepaid Debit	19,458	14,540
Intersegment eliminations	(183)	(410)
Total	$89,092	$73,969

	EBITDA
	Three Months Ended March 31,
	2021	2020
Debit and Credit	$22,400	$14,959
Prepaid Debit	7,573	4,660
Other	(13,005)	(7,974)
Total	$16,968	$11,645

The following table provides a reconciliation of total segment EBITDA to net income for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Total segment EBITDA	$16,968	$11,645
Interest, net	(8,976)	(6,088)
Income tax (expense) benefit	(1,360)	465
Depreciation and amortization	(4,222)	(4,240)
Net loss from discontinued operations	—	(26)
Net income	$2,410	$1,756

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020

Debit and Credit	$200,341	$215,846
Prepaid Debit	37,926	34,734
Other	8,027	15,571
Total assets	$246,294	$266,151

Net Sales to Geographic Locations, Property, Equipment and Leasehold Improvements and Long-Lived Assets

The Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived assets relating to geographic locations outside of the United States is insignificant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “guides,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 on our business, including our supply-chain, customer demand, workforce, operations and ability to comply with certain covenants in our credit facilities; our lack of eligibility to participate in government relief programs related to COVID-19 or inability to realize material benefits from such programs; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our credit facilities and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; a disruption or other failure in our supply chain; the effects of current or additional U.S. government tariffs as well as economic downturns or disruptions, including delays or interruptions in our ability to source raw materials and components used in our products; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; disruptions in production at one or more of our facilities; our failure to retain our existing customers or identify and attract new customers; our inability to recruit, retain and develop qualified personnel, including key personnel; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; defects in our software; problems in production quality, materials and process; a loss of market share or a decline in profitability resulting from competition; our inability to develop, introduce and commercialize new products; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses, as well as new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; failure to meet the continued listing standards of the Toronto Stock Exchange or the rules of the OTCQX® Best Market; a decrease in the value of our common stock combined with our common stock not being traded on a United States national securities exchange, which may prevent investors or potential investors from investing or achieving a meaningful degree of liquidity; quarterly variation in our operating results; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; costs relating to product defects and any related product liability and/or warranty claims; our dependence on licensing arrangements; risks associated with international operations; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products and services; the effect of legal and regulatory proceedings; our ability to comply with a wide variety of environmental, health and safety laws and regulations and the exposure to liability for any failure to comply; risks associated with the majority stockholders’ ownership of our stock; the influence of securities analysts over the trading market for and price of our common stock; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021 and our other reports filed from time to time with the SEC.

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

Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States and Interac in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card market through more than 20 years of experience. We serve a diverse set of approximately 2,000 direct customers and several thousand indirect customers, including some of the largest issuers of debit and credit cards in the United States, and the largest Prepaid Debit Card program managers, as well as thousands of independent community banks, credit unions, “Group Service Providers” (organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services) and card processors.

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

Driven by a combination of our strong relationships, quality, technology and innovation, we believe we have strong positions in the following markets:

●	the U.S. prepaid debit market, serving several of the top U.S. Prepaid Debit Card program managers;
●	the U.S. small to mid-sized issuer market, which includes independent community banks and credit unions; and
●	the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers.

Our business consists of the following reportable segments: Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States, and Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card providers in the United States. Our “Other” segment includes corporate expenses.

COVID-19 Update

The COVID-19 pandemic has impacted economies and societies globally. The long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain.  The health and safety of our employees remain paramount, and we continue to follow response protocols based on precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention, as well as various state and local executive orders, health orders and guidelines. The Company believes the global impacts from COVID-19 have contributed to certain adverse effects on its supply chain including access to, and higher pricing of, certain raw materials which may continue in the future. CPI closely monitors its supply chain and has purchased and may continue to purchase additional inventory to address potential supply chain constraints. The current economic environment has affected the available labor pool in the areas in which the Company operates which may result in increased labor cost and turnover in our facilities. The Company will continue to monitor and respond as the situation evolves. All of CPI’s operations have remained open and continue to provide direct and essential support to the financial services industry. See Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC for further discussion of the possible impact of the COVID-19 pandemic on our business.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Part I, Item 1, Financial Statements, Note 11 “Income Taxes” for a discussion of the CARES Act income tax impacts on the Company. In addition, we deferred employer social security payments in 2020 in accordance with the CARES Act. While we are participating in certain programs under the CARES Act, the CARES Act and its guidance are subject to change.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Net sales:
Products	$47,013	$42,501
Services	42,079	31,468
Total net sales	89,092	73,969
Cost of sales	53,371	48,321
Gross profit	35,721	25,648
Operating expenses	17,952	18,148
Income from operations	17,769	7,500
Other expense, net:
Interest, net	(8,976)	(6,088)
Other income (expense), net	25	(3)
Loss on debt extinguishment	(5,048)	(92)
Income before taxes	3,770	1,317
Income tax (expense) benefit	(1,360)	465
Net income from continuing operations	2,410	1,782
Net loss from discontinued operations	—	(26)
Net income	$2,410	$1,756

Note: The Company revised its prior year financial statements to adjust immaterial items, relating to estimated sales tax expense and depreciation expense. Refer to Note 1, Business Overview and Summary of Significant Accounting Policies, for an explanation of the immaterial prior period adjustments.

Segment Discussion

Three Months Ended March 31, 2021 Compared With Three Months Ended March 31, 2020

Net Sales

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$69,817	$59,839	$9,978	16.7%
Prepaid Debit	19,458	14,540	4,918	33.8%
Eliminations	(183)	(410)	227	*
Total	$89,092	$73,969	$15,123	20.4%

* Not meaningful

Net sales for the three months ended March 31, 2021 increased $15.1 million, or 20.4%, to $89.1 million compared to $74.0 million for the three months ended March 31, 2020.

Debit and Credit:

Net sales for Debit and Credit for the three months ended March 31, 2021 increased $10.0 million, or 16.7%, to $69.8 million compared to $59.8 million for the three months ended March 31, 2020. The net sales increase was primarily due to higher volumes of contactless dual-interface EMV card sales, including new customer growth. In addition, net sales increased from card personalization due to new customers, higher volumes from our existing customers including from a transition to contactless dual interface cards, and from our CPI On-Demand and Card@Once instant issuance solutions. Contactless dual-interface EMV cards have additional technology to process contactless transactions and generally have a higher selling price to produce and personalize than contact-only EMV cards, which benefitted the current year sales increase compared to the prior year period. Net sales also benefitted from government disbursement work during the first quarter of 2021.

Prepaid Debit:

Net sales for Prepaid Debit for the three months ended March 31, 2021, increased $4.9 million, or 33.8%, to $19.5 million, compared to $14.5 million for the three months ended March 31, 2020. Net sales increased from higher volumes from an existing customer which included new portfolio wins, as compared to the prior year period.

Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$27,549	39.5%	$20,408	34.1%	$7,141	35.0%
Prepaid Debit	8,172	42.0%	5,240	36.0%	2,932	56.0%
Total	$35,721	40.1%	$25,648	34.7%	$10,073	39.3%

Gross profit for the three months ended March 31, 2021, increased $10.1 million, or 39.3%, to $35.7 million compared to $25.7 million for the three months ended March 31, 2020. Gross profit margin for the three months ended March 31, 2021 increased to 40.1% compared to 34.7% for the three months ended March 31, 2020.

Debit and Credit:

Gross profit for Debit and Credit for the three months ended March 31, 2021, increased $7.1 million, or 35.0%, to $27.5 million compared to $20.4 million during the three months ended March 31, 2020. The increase in gross profit for the Debit and Credit segment was driven primarily by higher sales volumes of contactless EMV cards. In addition, the net sales increase from new customers and higher volumes of card personalization, including contactless cards, CPI On-Demand and Card@Once instant issuance solutions, contributed to an improvement in gross profit compared to the prior year period. Gross profit margin increased to 39.5% during the three months ended March 31, 2021, compared to 34.1% in the prior year period, due primarily to operating leverage from higher sales volumes from a transition to contactless dual interface cards.

Prepaid Debit:

Gross profit for Prepaid Debit during the three months ended March 31, 2021, increased $2.9 million, or 56.0%, to $8.2 million compared to $5.2 million during the three months ended March 31, 2020. Gross profit margin for Prepaid Debit for the three months ended March 31, 2021, increased to 42.0% compared to 36.0% for the three months ended March 31, 2020. The increase in gross profit and margin was primarily attributed to favorable overhead cost absorption from higher sales volumes.

Operating Expenses

	Three Months Ended March 31,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$7,395	10.6%	$7,932	13.3%	$(537)	(6.8)%
Prepaid Debit	1,154	5.9%	1,124	7.7%	30	2.7%
Other	9,403	* %	9,092	* %	311	3.4%
Total	$17,952	20.1%	$18,148	24.5%	$(196)	(1.1)%

* Not meaningful

Operating expenses declined $0.2 million to $18.0 million for the three months ended March 31, 2021, compared to $18.1 million for the three months ended March 31, 2020.

Debit and Credit:

Debit and Credit operating expenses decreased $0.5 million to $7.4 million in the three months ended March 31, 2021 compared to $7.9 million in the three months ended March 31, 2020. The decrease was due primarily to cost reductions compared to the prior year period.

Prepaid Debit:

Prepaid Debit operating expenses remained relatively flat for the three months ended March 31, 2021 and 2020.

Other:

Other operating expenses during the three months ended March 31, 2021 increased $0.3 million compared to the three months ended March 31, 2020. The increase in operating expenses was due to higher self insurance medical expense and accelerated depreciation in connection with a reduction in leased corporate office space.

Income from Operations and Operating Margin

	Three Months Ended March 31,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Income from operations by segment:
Debit and Credit	$20,154	28.9%	$12,476	20.8%	$7,678	61.5%
Prepaid Debit	7,018	36.1%	4,116	28.3%	2,902	70.5%
Other	(9,403)	* %	(9,092)	* %	(311)	3.4%
Total	$17,769	19.9%	$7,500	10.1%	$10,269	136.9%
* Not meaningful

Income from operations for the three months ended March 31, 2021 was $17.8 million compared to income from operations of $7.5 million for the three months ended March 31, 2020. The Company’s operating income margin for the three months ended March 31, 2021 increased to 19.9% compared to 10.1% for the three months ended March 31, 2020.

Debit and Credit:

Income from operations for Debit and Credit for the three months ended March 31, 2021 was $20.2 million, an increase of 61.5% compared to $12.5 million for the three months ended March 31, 2020 due primarily to higher volumes of contactless dual-interface EMV card sales, higher card personalization sales, including from contactless dual interface cards, our CPI On-Demand and Card@Once instant issuance solutions, and from government disbursement work. In addition, lower operating expenses as a result of cost reductions during the three months ended March 31, 2021 contributed to an improvement in income from operations. Operating margins for the three months ended March 31, 2021 increased to 28.9% compared to 20.8% for the three months ended March 31, 2020 due to the higher net sales and operating leverage, and the decrease in operating expenses.

Prepaid Debit:

Income from operations for Prepaid Debit for the three months ended March 31, 2021 was $7.0 million, an increase of 70.5% compared to $4.1 million for the three months ended March 31, 2020. The increase was the result of higher net sales volumes from an existing customer which included new portfolio wins. Operating income margin for the three months ended March 31, 2021 increased to 36.1% from 28.3% for the same period in 2020, due to the higher net sales and favorable overhead cost absorption.

Other:

The loss from operations in Other was $9.4 million for the three months ended March 31, 2021, compared to a loss from operations of $9.1 million for the same period in 2020. The loss from operations was higher in the first quarter of 2021 by $0.3 million, primarily due to an increase in operating expenses from self insurance medical costs and accelerated depreciation in connection with a reduction in leased corporate office space.

Interest, net:

Interest expense for the three months ended March 31, 2021 increased to $9.0 million compared to $6.1 million for the three months ended March 31, 2020. Interest expense is higher in the first quarter of 2021 primarily due to $2.6 million of “make-whole” premium interest expense incurred a result of the termination of our Senior Credit Facility on March 15, 2021.

Loss on debt extinguishment:

During the three months ended March 31, 2021, we recorded a $5.0 million loss on debt extinguishment relating to the termination of our Senior Credit Facility and First Lien Term Loan as we expensed the unamortized deferred financing costs and debt discount. This was completed in connection with the issuance of new Senior Notes and entrance into a new ABL Revolver.

Income tax (expense) benefit:

During the three months ended March 31, 2021, we recorded an income tax expense of $1.4 million on pre-tax income of $3.8 million, representing an effective income tax rate of 36.1%. During the three months ended March 31, 2020, we recorded an income tax benefit of $0.5 million on pre-tax income of $1.3 million, representing an effective tax rate of (35.3)%. For the quarter ended March 31, 2021, the effective tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of state taxes and permanent items. For the quarter ended March 31, 2020, the effective tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of the CARES Act which was signed into law in March 2020.  We estimated a tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 250.9%.  In addition, partially offsetting the CARES Act tax rate benefit in the prior year was tax expense for a partial valuation allowance for the limitation on the deductibility of interest expense, permanent items and states taxes.

Net income:

During the three months ended March 31, 2021, net income was $2.4 million, compared to net income of $1.8 million during the three months ended March 31, 2020. The increase was primarily due to higher net sales and gross profit, partially offset by the loss on debt extinguishment, higher interest expense and income tax expense during the three months ended March 31, 2021, compared to the prior year period.

Liquidity and Capital Resources

At March 31, 2021, we had $24.9 million of cash and cash equivalents. Of this amount, $0.4 million was held in accounts outside of the United States.

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

On March 15, 2021, we completed a private offering of $310 million aggregate principal amount of 8.625% senior secured notes due 2026 (the “Senior Notes”) and related guarantees at an issue price of 100%. In addition, we entered into a credit agreement with Wells Fargo Bank, National Association, as lender, administrative agent and collateral agent, providing for an ABL revolver of up to $50 million (the “ABL Revolver”), subject to a borrowing base.

In connection with the issuance of the Senior Notes and entrance into the ABL Revolver, we terminated our existing credit facilities consisting of a $30 million senior credit agreement, dated as of March 6, 2020, among the Company, the borrower as CPI CG Inc., the lenders party thereto and Guggenheim Credit Services, LLC as administrative agent and collateral agent (the “Senior Credit Facility”), and a $435,000 first lien term loan (the “First Lien Term Loan”). Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15 million under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. As of March 15, 2021, the Company had outstanding borrowings of $30 million, plus accrued and unpaid interest, under the Senior Credit Facility, and $304.7 million, plus accrued and unpaid interest, under the First Lien Term Loan. During the three months ended March 31, 2021, prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the debt agreements.

Our ability to borrow under the ABL Revolver is also limited during periods in which the amount available to borrow under the ABL Revolver is less than $5 million. Commencing with the month immediately following a date on which borrowing availability is below $5 million until such time that borrowing availability equals or exceeds $5 million for 30 consecutive days, in order to borrow under the ABL Revolver, we must maintain a fixed charge coverage ratio (as defined in the credit agreement for the ABL Revolver) of at least 1.00 to 1.00, calculated for the trailing 12 months, tested monthly during such period.

The Senior Notes and the ABL Revolver also contain covenants limiting the ability of the Company, the borrower and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the respective agreements.

The Company may have obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.

The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year, beginning on September 15, 2021. The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. Borrowings under the ABL Revolver bear interest at a rate per annum that ranges from the LIBOR Rate plus 1.25% to the LIBOR Rate plus 1.75%, or the Base Rate plus 0.25% to the Base Rate plus 0.75%, based on the average daily borrowing capacity under the ABL Revolver over the most recently completed month. The borrower may elect to apply either the LIBOR Rate or Base Rate interest to borrowings at its discretion. The unused portion of the ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the ABL Revolver over the immediately preceding month.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2021 was $0.1 million compared to cash provided by operating activities of $3.2 million during the three months ended March 31, 2020. The year over year decrease was due primarily to working capital cash used in accounts receivable and inventory, partially offset by the increase in accounts payable and higher net income and profitability. The increase in accounts receivable is due to higher net sales during the first quarter of 2021. In addition, the increase in inventory during the first quarter of 2021 included EMV dual interface chips to support our business, including to maintain certain levels of inventory in anticipation of future customer demand and potential supply chain constraints.

During the three months ended March 31, 2021, we paid in full and terminated our existing Senior Credit Facility and First Lien Term Loan. In connection with the debt extinguishment, we paid all accrued interest on the terminated credit facilities. Cash interest paid during the three months ended March 31, 2021, was $8.4 million, which was higher than the prior year period by $2.8 million, and includes a $2.6 million “make-whole” premium included in cash flows used in financing activities.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was $2.4 million, compared to a usage of $0.9 million during the three months ended March 31, 2020. Cash used in investing activities was related primarily to capital expenditures, including investments to support the growth of the business, such as machinery and information technology equipment. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $0.5 million during the three months ended March 31, 2021, compared to $0.3 million during the prior year period.

Financing Activities

During the three months ended March 31, 2021, cash used in financing activities was $30.5 million. Proceeds from the new Senior Notes and ABL Revolver, net of discount, were $310 million and $14.8 million, respectively. During the three months ended March 31, 2021, we paid $9.5 million of debt issuance costs and $2.7 million of debt extinguishment costs, which included an early termination “make-whole” interest premium of $2.6 million on the Senior Credit Facility.

We used proceeds from the Senior Notes and ABL Revolver, plus cash on hand from our balance sheet, to pay in full and terminate the Senior Credit Facility balance of $30 million and the First Lien Term Loan balance of $304.7 million on March 15, 2021. During the three months ended March 31, 2021, prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the debt agreements.

During the three months ended March 31, 2020, we entered into the Senior Credit Facility which provided $29.1 million of cash, net of discount, partially offset by $2.5 million of associated debt issuance costs. We also paid $0.6 million of principal on finance leases during both the three months ended March 31, 2021 and 2020.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at March 31, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2020, for which there were no material changes as of March 31, 2021, included:

●	Revenue recognition, including estimates of work performed but not completed,
●	Income taxes, including valuation allowances and uncertain tax positions, and
●	Sales tax, including an estimated contingent liability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company has not been formally served with the complaint and thus has not yet filed an answer. The Company intends to investigate and pursue its rights relating to the claims and to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably.

In addition to the matter described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1

Indenture, dated as of March 15, 2021, by and among CPI CG Inc., as issuer, CPI Card Group Inc., as a guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2021).

4.2	Form of 8.625% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture included herewith as Exhibit 4.1).
10.1

Credit Agreement, dated as of March 15, 2021, among CPI Card Group Inc., CPI CG Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2021).

10.2

Guaranty and Security Agreement, dated as of March 15, 2021, among CPI Card Group Inc. and certain of its subsidiaries from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2021).

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

CPI CARD GROUP INC.

May 11, 2021	/s/ John Lowe
John Lowe
Chief Financial Officer
(Principal Financial Officer)