Form 10-Q
period 2021-06-30
CPI Card Group Inc.
filed 2021-08-12
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to

Commission File Number: 001-37584

CPI Card Group Inc.

(Exact name of the registrant as specified in its charter)

Delaware	26-0344657
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10368 W. Centennial Road
Littleton, CO	80127
(Address of principal executive offices)	(Zip Code)

(720) 681-6304

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PMTS	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of July 31, 2021: 11,238,994

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$30,667	$57,603
Accounts receivable, net of allowances of $237 and $289, respectively	55,979	54,592
Inventories	40,273	24,796
Prepaid expenses and other current assets	6,036	5,032
Income taxes receivable	2,522	10,511
Total current assets	135,477	152,534
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	39,257	39,403
Intangible assets, net	23,909	26,207
Goodwill	47,150	47,150
Other assets	2,575	857
Total assets	$248,368	$266,151
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$20,778	$18,883
Accrued expenses	31,809	28,149
Current portion of long-term debt	—	8,027
Deferred revenue and customer deposits	1,157	1,868
Total current liabilities	53,744	56,927
Long-term debt	302,877	328,681
Deferred income taxes	7,447	7,409
Other long-term liabilities	13,563	11,171
Total liabilities	377,631	404,188
Commitments and contingencies (Note 14)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,237,056 and 11,230,482 shares issued and outstanding at June 30, 2021 and December 31, 2020	11	11
Capital deficiency	(111,726)	(111,858)
Accumulated loss	(17,548)	(26,190)
Total stockholders’ deficit	(129,263)	(138,037)
Total liabilities and stockholders’ deficit	$248,368	$266,151

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Products	$47,156	$39,077	$94,169	$81,578
Services	46,063	32,301	88,142	63,769
Total net sales	93,219	71,378	182,311	145,347
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	27,928	25,911	55,215	52,290
Services (exclusive of depreciation and amortization shown below)	25,939	19,666	49,607	38,853
Depreciation and amortization	2,264	2,711	4,680	5,466
Total cost of sales	56,131	48,288	109,502	96,609
Gross profit	37,088	23,090	72,809	48,738
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	19,748	16,613	35,894	33,276
Depreciation and amortization	1,553	1,505	3,359	2,990
Total operating expenses	21,301	18,118	39,253	36,266
Income from operations	15,787	4,972	33,556	12,472
Other expense, net:
Interest, net	(7,037)	(6,772)	(16,013)	(12,860)
Other income (expense), net	4	(32)	29	(35)
Loss on debt extinguishment	—	—	(5,048)	(92)
Total other expense, net	(7,033)	(6,804)	(21,032)	(12,987)
Income (loss) from continuing operations before income taxes	8,754	(1,832)	12,524	(515)
Income tax (expense) benefit	(2,522)	3,115	(3,882)	3,580
Net income from continuing operations	6,232	1,283	8,642	3,065
Net loss from discontinued operations, net of tax (Note 1)	—	(4)	—	(30)
Net income	$6,232	$1,279	$8,642	$3,035

Basic and diluted earnings per share:
Basic earnings per share from continuing operations:	$0.55	$0.11	$0.77	$0.27
Diluted earnings per share from continuing operations:	$0.53	$0.11	$0.74	$0.27

Basic earnings per share:	$0.55	$0.11	$0.77	$0.27
Diluted earnings per share:	$0.53	$0.11	$0.74	$0.27

Basic weighted-average shares outstanding:	11,233,002	11,229,819	11,231,742	11,227,160
Diluted weighted-average shares outstanding:	11,762,481	11,233,852	11,720,148	11,242,272

Comprehensive income:
Net income	$6,232	$1,279	$8,642	$3,035
Total comprehensive income	$6,232	$1,279	$8,642	$3,035

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Excludes per Share Amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
March 31, 2021	11,230,482	11	(111,807)	(23,780)	$(135,576)
Stock-based compensation		—	47	—	47
Stock option exercises	6,574	—	34	—	34
Components of comprehensive income:
Net income		—	—	6,232	6,232
June 30, 2021	11,237,056	$11	$(111,726)	$(17,548)	$(129,263)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2020	11,230,482	11	(111,858)	(26,190)	$(138,037)
Shares issued under stock-based compensation plans					—
Stock-based compensation		—	98	—	98
Stock option exercises	6,574	—	34	—	34
Components of comprehensive income:
Net income		—	—	8,642	8,642
June 30, 2021	11,237,056	$11	$(111,726)	$(17,548)	$(129,263)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
March 31, 2020	11,229,819	11	(111,953)	(40,563)	$(152,505)
Stock-based compensation		—	18	—	18
Components of comprehensive income:
Net income		—	—	1,279	1,279
June 30, 2020	11,229,819	$11	$(111,935)	$(39,284)	$(151,208)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2019	11,224,191	11	(111,988)	(42,319)	$(154,296)
Shares issued under stock-based compensation plans	5,628	—	—	—	—
Stock-based compensation		—	53	—	53
Components of comprehensive income:
Net income		—	—	3,035	3,035
June 30, 2020	11,229,819	$11	$(111,935)	$(39,284)	$(151,208)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income	$8,642	$3,035
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	30
Depreciation and amortization expense	8,039	8,457
Stock-based compensation expense	98	59
Amortization of debt issuance costs and debt discount	1,393	1,565
Loss on debt extinguishment	5,048	92
Deferred income taxes	38	255
Other, net	142	1,199
Changes in operating assets and liabilities:
Accounts receivable	(1,384)	(2,381)
Inventories	(15,600)	259
Prepaid expenses and other assets	(752)	1,136
Income taxes receivable, net	7,989	(3,799)
Accounts payable	2,548	(1,660)
Accrued expenses	6,530	3,275
Deferred revenue and customer deposits	(715)	629
Other liabilities	730	(105)
Cash provided by operating activities - continuing operations	22,746	12,046
Cash used in operating activities - discontinued operations	—	(30)
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(3,703)	(1,644)
Other	156	—
Cash used in investing activities	(3,547)	(1,644)
Financing activities
Principal payments on First Lien Term loan	(312,500)	—
Principal payments on Senior Credit Facility	(30,000)	—
Principal payments on ABL Revolver	(15,000)	—
Proceeds from Senior Notes	310,000	—
Proceeds from ABL Revolver, net of discount	14,750	—
Proceeds from Senior Credit Facility, net of discount	—	29,100
Proceeds from exercises of stock options	34	—
Debt issuance costs	(9,452)	(2,507)
Payments on debt extinguishment	(2,685)	—
Payments on finance lease obligations	(1,287)	(1,181)
Cash (used in) provided by financing activities	(46,140)	25,412
Effect of exchange rates on cash	5	(21)
Net (decrease) increase in cash and cash equivalents	(26,936)	35,763
Cash and cash equivalents, beginning of period	57,603	18,682
Cash and cash equivalents, end of period	$30,667	$54,445
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$8,604	$11,519
Income taxes paid	$2,284	$275
Income taxes (refunded)	$(6,003)	$(259)
Right-to-use assets obtained in exchange for lease obligations:
Operating leases	$3,363	$141
Financing leases	$484	$763
Accounts payable, and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$399	$528

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Dollars in Thousands, Except Share and Per Share Amounts or as Otherwise Indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. CPI is engaged in the design, production, data personalization, packaging and fulfillment of “Financial Payment Cards,” which the Company defines as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States and Interac in Canada). The Company defines “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands but not linked to a traditional bank account. CPI also offers an instant card issuance solution, which provides banks the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

CPI serves its customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”) by one or more of the Payment Card Brands. CPI’s leading network of high-security production facilities allows the Company to optimize its solutions offerings and effectively meet customers’ needs.

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

The Company believes the global impacts from COVID-19 have contributed to certain adverse effects on its supply chain, including increased lead times for, and higher costs for, certain raw materials and components, as well as a global chip shortage, which are expected to continue in the future.  CPI closely monitors its supply chain and has purchased and may continue to purchase additional inventory to help mitigate potential supply chain constraints. The current economic environment has also affected the available labor pool in the areas in which the Company operates, which has resulted in increased labor cost and turnover in our facilities, challenges hiring production employees and shipping delays.

The Company believes the related cost impacts of all of the foregoing will increase through the second half of 2021 and beyond. The Company may not be able to pass some or all of these costs through to its customers.  The Company has also experienced increased demand for its products and services. The Company is experiencing increased production lead times, which is likely to continue through the second half of 2021 and beyond, depending on the duration of the staffing and supply chain challenges and the level of demand from its customers.  The Company will continue to monitor and respond as the situation evolves.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Note 11, Income Taxes for a discussion of the CARES Act income tax impacts on the Company. In addition, CPI deferred employer social security payments in 2020 in accordance with the CARES Act, which are required to be paid in 2021 and 2022. While the Company is participating in certain programs under the CARES Act, the CARES Act and its guidance are subject to change.

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

Discontinued Operations

On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produced retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provided personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The Company reported the U.K. Limited reporting segment as discontinued operations in accordance with GAAP. The Company did not retain significant continuing involvement with the discontinued operations subsequent to the disposal. The impact of the discontinued operations was insignificant to the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2021 and 2020.

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

Adjustment of Prior Period Financial Statements for Immaterial Items

In accordance with Securities and Exchange Commission Staff Accounting Bulletin 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, during the year ended December 31, 2020, the Company corrected two immaterial items relating to estimated sales tax expense and depreciation expense for prior periods presented by revising the condensed consolidated financial statements and other financial information included herein. For the quarter ended June 30, 2020, the total impact of the prior period adjustment was a decrease to “Selling, General and Administrative expenses” (“SG&A”) of $2,528 for estimated sales tax expense as this balance related to periods prior to 2020, and an increase to “Cost of sales” of $62 for depreciation expense. For the six months ended June 30, 2020, the total impact of the prior period adjustment was a decrease to SG&A of $2,406 for estimated sales tax expense as this balance related to periods prior to 2020, and an increase to “Cost of sales” of $124 for depreciation expense. Refer to Note 14, Commitments and Contingencies for additional discussion of the estimated sales tax liability recorded in “Accrued expenses” on the condensed consolidated balance sheet.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended June 30, 2021
	Products	Services	Total
Debit and Credit	$47,180	$25,680	$72,860
Prepaid Debit	—	20,383	20,383
Intersegment eliminations	(24)	—	(24)
Total	$47,156	$46,063	$93,219

	Six Months Ended June 30, 2021
	Products	Services	Total
Debit and Credit	94,359	48,318	142,677
Prepaid Debit	—	39,841	39,841
Intersegment eliminations	(190)	(17)	(207)
Total	$94,169	$88,142	$182,311

	Three Months Ended June 30, 2020
	Products	Services	Total
Debit and Credit	$39,541	$18,765	$58,306
Prepaid Debit	—	13,536	13,536
Intersegment eliminations	(464)	—	(464)
Total	$39,077	$32,301	$71,378

	Six Months Ended June 30, 2020
	Products	Services	Total
Debit and Credit	$82,452	$35,693	$118,145
Prepaid Debit	—	28,076	28,076
Intersegment eliminations	(874)	—	(874)
Total	$81,578	$63,769	$145,347

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are manufactured Financial Payment Cards, including contact-EMV®, contactless dual-interface EMV, contactless and magnetic stripe cards, our eco-focused solutions, including Second Wave® and EarthwiseTM cards made with upcycled plastic, metal cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2021	December 31, 2020

Trade accounts receivable	$46,802	$44,305
Unbilled accounts receivable	9,414	10,576
	56,216	54,881
Less allowance for doubtful accounts	(237)	(289)
	$55,979	$54,592

4. Inventories

Inventories consisted of the following:

	June 30, 2021	December 31, 2020

Raw materials	$38,021	$23,009
Finished goods	5,223	4,635
Inventory reserve	(2,971)	(2,848)
	$40,273	$24,796

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	June 30, 2021	December 31, 2020

Machinery and equipment	$60,555	$55,459
Machinery and equipment under financing leases	7,676	9,974
Furniture, fixtures and computer equipment	4,420	4,410
Leasehold improvements	13,879	15,083
Construction in progress	1,523	2,386
	88,053	87,312
Less accumulated depreciation and amortization	(58,206)	(55,092)
Operating lease right-of-use assets, net of accumulated amortization	9,410	7,183
	$39,257	$39,403

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $2,668 and $3,067 for the three months ended June 30, 2021 and 2020, respectively, and $5,741 and $6,158 for the six months ended June 30, 2021 and 2020, respectively.

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 9, Financing and Operating Leases.

6. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at June 30, 2021 and December 31, 2020. Goodwill is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company did not identify a triggering event requiring a quantitative test for impairment as of June 30, 2021.

Intangible assets consist of customer relationships, technology and software, and trademarks. Intangible amortization expense was $1,149 and $1,149 for the three months ended June 30, 2021 and 2020, respectively, and $2,298 and $2,298 for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021 and December 31, 2020, intangible assets, excluding goodwill, were comprised of the following:

		June 30, 2021			December 31, 2020
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	17.2	$55,454	$(33,780)	$21,674	$55,454	(32,141)	$23,313
Technology and software	8	7,101	(6,345)	756	7,101	(5,881)	1,220
Trademarks	8.7	3,330	(1,851)	1,479	3,330	(1,656)	1,674
Intangible assets subject to amortization		$65,885	$(41,976)	$23,909	$65,885	$(39,678)	$26,207

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of June 30, 2021 was as follows:

2021 (excluding the six months ended June 30, 2021)	$2,054
2022	3,867
2023	3,867
2024	3,630
2025	3,440
Thereafter	7,051
$23,909

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at June 30, 2021
	June 30,	June 30,	(Using Fair Value Hierarchy)
	2021	2021	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$310,000	$329,375	$—	$329,375	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2020
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2020	2020	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$287,500	$—	$287,500	$—
Senior Credit Facility	30,000	30,000	$—	$—	$30,000

The aggregate fair value of the Company’s Senior Notes (as defined in Note 10, Long-Term Debt) was based on bank quotes. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020

Accrued payroll and related employee expenses	$5,132	$4,938
Accrued employee performance bonus	5,543	4,873
Employer payroll tax, including social security deferral	2,959	3,034
Accrued rebates	1,730	1,178
Sales tax liability	1,549	1,696
Accrued interest	7,824	4,145
Operating and financing lease liability (current portion)	3,506	4,407
Other	3,566	3,878
Total accrued expenses	$31,809	$28,149

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

The components of operating and finance lease costs were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Operating lease costs	$532	$671
Variable lease costs	165	176
Short-term operating lease costs	122	-
Total expense from operating leases	$819	$847

Finance lease cost:
Right-of-use amortization expense	309	329
Interest on lease liabilities	99	117
Total financing lease costs	$408	$446

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Operating lease costs	$1,041	$1,342
Variable lease costs	329	349
Short-term operating lease costs	294	-
Total expense from operating leases	$1,664	$1,691

Finance lease cost:
Right-of-use amortization expense	602	656
Interest on lease liabilities	205	246
Total financing lease costs	$807	$902

The following table reflects balances for operating and financing leases:

	June 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets, net of amortization	$9,410	$7,183

Operating lease liability (current)	$1,742	$2,267
Long-term operating liability	8,205	5,491
Total operating lease liabilities	$9,947	$7,758

Financing leases
Property, equipment and leasehold improvements	$7,676	$9,974
Accumulated depreciation	(1,931)	(2,422)
Total property, equipment and leasehold improvements, net	$5,745	$7,552

Financing lease liability (current)	$1,764	$2,140
Long-term financing liability	2,615	3,052
Total financing lease liabilities	$4,379	$5,192

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net.” Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Future cash payment with respect to lease obligations as of June 30, 2021 were as follows:

	Operating	Financing
	Lease	Leases

2021 (excluding the six months ended June 30, 2021)	1,357	1,058
2022	2,344	2,136
2023	2,216	1,191
2024	2,014	390
2025	1,442	132
Thereafter	3,615	32
Total lease payments	12,988	4,939
Less imputed interest	(3,041)	(560)
Total	$9,947	$4,379

10. Long-Term Debt

At June 30, 2021 and December 31, 2020, long-term debt consisted of the following:

	Interest	June 30,	December 31,
	Rate (1)	2021	2020
Senior Notes	8.625%	$310,000	$—
ABL Revolver	—%	—	—
First Lien Term Loan	5.500%	—	312,500
Senior Credit Facility	9.500%	—	30,000
Unamortized deferred financing costs		(7,123)	(3,804)
Unamortized discount		—	(1,988)
Total long-term debt		$302,877	$336,708
Less current maturities		—	(8,027)
Long-term debt, net of current maturities		$302,877	$328,681

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

In connection with the issuance of the Senior Notes and entry into the ABL Revolver, the Company terminated its existing credit facilities consisting of a $30,000 senior credit agreement, dated as of March 6, 2020, among the Company, CPI CG Inc., as borrower, the lenders party thereto and Guggenheim Credit Services, LLC as administrative agent and collateral agent (the “Senior Credit Facility”), and a $435,000 first lien term loan, dated as of August 17, 2015 as amended, among the Company, the borrower, the lenders party thereto, GLAS USA LLC, as administrative agent and GLAS Americas LLC, as collateral agent (the “First Lien Term Loan”).

Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15,000 under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. As of March 15, 2021, the Company had outstanding borrowings of $30,000, plus accrued and unpaid interest, under the Senior Credit Facility, and $304,746, plus accrued and unpaid interest, under the First Lien Term Loan. In addition, early termination of the Senior Credit Facility required payment of a “make-whole” premium of $2,635 as an early termination penalty, which was paid on March 15, 2021, and recorded as interest expense on the condensed consolidated statement of comprehensive income for the six months ended June 30, 2021.

During the second quarter of 2021, the Company used $15,000 of cash on hand to pay down the ABL Revolver to zero and had no borrowings outstanding thereunder as of June 30, 2021.

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

The Company may have obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of that certain Indenture, dated as of March 15, 2021, by and among Issuer, the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee, with any required prepayments to be made after the issuance of the Company’s annual financial statements.

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

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The debt issuance costs recorded on the Senior Notes were $7,558 and are reported as a reduction to the long-term debt balance as of June 30, 2021. The net discount and debt issuance costs on the ABL Revolver were $2,144 and are recorded as other assets (current and long term) on the condensed consolidated balance sheet as of June 30, 2021.

During the six months ended June 30, 2021, the Company recorded a $5,048 loss on debt extinguishment relating to the unamortized deferred financing costs and debt discount in connection with the termination of the Senior Credit Facility and First Lien Term Loan.

11. Income Taxes

During the three months ended June 30, 2021, the Company recognized an income tax expense of $2,522 on a pre-tax income of $8,754, compared to an income tax benefit of $3,115 on a pre-tax loss from continuing operations of $1,832 for the prior year period. During the six months ended June 30, 2021, the Company recognized an income tax expense of $3,882 on pre-tax income of $12,524, representing an effective income tax rate of 31.0%.  For the six months ended June 30, 2020, the Company recognized an income tax benefit of $3,580 on a pre-tax loss from continuing operations of $515, representing an effective income tax rate of 695.1%.

For the six months ended June 30, 2021 and 2020, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	June 30,
	2021	2020
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	6.0	10.4
Valuation allowance	0.0	11.4
Permanent items	2.8	10.8
Tax benefit CARES Act	0.0	643.0
Other	1.2	(1.5)
Effective income tax rate	31.0%	695.1%

During the six months ended June 30, 2021, the Company received cash income tax refunds of $6,003 related primarily to U.S. federal income taxes for prior tax years, including net operating loss (“NOL”) carrybacks relating to the CARES Act. As of June 30, 2021, the Company has an income tax receivable on the condensed consolidated balance sheet relating to certain remaining U.S. federal income tax receivables including CARES Act income tax refunds, net of current income tax provisional amounts due.

The Company believes that it is reasonably possible that $317 of its unrecognized tax benefits may be recognized in the next one year period as a result of settlement with the taxing authorities. As such, this balance is reflected in “Accrued expenses” in the Company’s condensed consolidated balance sheet as of June 30, 2021.

In March 2020, the CARES Act was signed into law. The CARES Act allowed companies with NOLs originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminated the tax law provision that limits the use of NOLs to 80% of taxable income. The CARES Act increased the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allowed for the acceleration of refunds of alternative minimum tax credits. For the six months ended June 30, 2020, the Company recorded an estimated tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 643.0%.

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

13. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income from continuing operations	6,232	1,283	8,642	3,065
Net loss from discontinued operations	—	(4)	—	(30)
Net income	$6,232	$1,279	$8,642	$3,035

Denominator:
Basic weighted-average common shares outstanding	11,233,002	11,229,819	11,231,742	11,227,160
Dilutive shares	529,479	4,033	488,406	15,112
Diluted weighted-average common shares outstanding	11,762,481	11,233,852	11,720,148	11,242,272

Basic earnings per share from continuing operations:	0.55	0.11	0.77	0.27
Basic earnings per share from discontinued operations:	—	(0.00)	—	(0.00)
Basic earnings per share:	$0.55	$0.11	$0.77	$0.27

Diluted earnings per share from continuing operations:	0.53	0.11	0.74	0.27
Diluted earnings per share from discontinued operations:	—	(0.00)	—	(0.00)
Diluted earnings per share:	$0.53	$0.11	$0.74	$0.27

14. Commitments and Contingencies

Commitments

Refer to Note 9, Financing and Operating Leases for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2022 and 2028 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs.

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company has not been formally served with the complaint and thus has not yet filed an answer. The Company intends to investigate and pursue its rights relating to the claims and to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Accordingly, it is not yet possible to reliably determine any potential liability that could result from this matter in the event of an adverse determination, and no liability has been recorded as of June 30, 2021.

In addition to the matter described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on its business, financial condition or results of operations.

Estimated Sales Tax Liability

The Company has continued to evaluate a state sales tax liability analysis for states in which it has economic nexus and to collect exemption documentation from its customers. It is probable that the Company will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. The estimated liability for sales tax as of June 30, 2021 and December 31, 2020 was $1,549 and $1,696, respectively, and is recorded in accrued expenses in the condensed consolidated balance sheets. The liability decreased from the estimate recorded in the prior period due to ongoing activity. As the Company remits cash to the applicable state tax authorities for historical sales tax and interest, the liability balance decreases. Due to the estimates involved in the analysis, the Company expects that the estimated liability will change in the future, and may exceed the current estimate. The Company also may be subject to examination by the relevant state tax authorities. Sales tax recovered from customers reduces the estimated expense when it is received or probable of collection. Future changes to the liability that impact the condensed consolidated statements of operations will be recorded within SG&A. During the six months ended June 30, 2021, the Company recorded a sales tax benefit of $465 within SG&A for current activity relating to sales tax recovered from customers and net changes to the estimated liability.

15. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity based incentives may be granted to participating employees, advisors and directors. On May 27, 2021, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to, among other things, increase the total number of shares of the Company’s Common Stock reserved and available for issuance thereunder by 1,000,000 shares resulting in a total of 2,200,000 shares of Common Stock issuable under the Omnibus Plan. As of June 30, 2021, there were 1,185,113 shares of Common Stock available for grant under the Omnibus Plan.

During the six months ended June 30, 2021, and during the fiscal year ended December 31, 2020, the Company did not grant any awards of non-qualified stock options. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2020	706,372	$15.20	6.44
Exercised	(6,574)	5.25	-
Forfeited	—	-	-
Outstanding as of June 30, 2021	699,798	$15.29	5.91
Options vested and exercisable as of June 30, 2021	666,498	$15.95	5.85
Options vested and expected to vest as of June 30, 2021	699,798	$15.29	5.91

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
	Options	Grant-Date Fair Value

Unvested as of December 31, 2020	45,319	$1.10
Vested	(12,019)	1.70
Unvested as of June 30, 2021	33,300	$0.98

Unvested stock options of 33,300 as of June 30, 2021 are expected to vest entirely in the second half of 2021.

The following table summarizes the changes in the number of outstanding restricted stock units:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Shares	Fair Value	(in Years)
Outstanding as of December 31, 2020	180,001	$2.12
Forfeited	(4,499)	2.12
Outstanding as of June 30, 2021	175,502	$2.12	1.26

The Company granted 180,001 restricted stock units to employees on October 2, 2020. The restricted stock unit awards contain conditions associated with continued employment or service and vest two years from the date of grant.  On the vesting date, shares of Common Stock will be issued to the award recipients. Unvested restricted stock units of 175,502 as of June 30, 2021 are expected to vest entirely in October 2022.

Compensation expense for the Omnibus Plan for the three months ended June 30, 2021 and 2020 was $47 and $18, respectively. Compensation expense for the Omnibus Plan for the six months ended June 30, 2021 and 2020 was $98 and $59, respectively. As of June 30, 2021, the total unrecognized compensation expense related to unvested options and restricted stock units is $238, which the Company expects to recognize over an estimated weighted-average period of approximately 1.3 years.

16. Segment Reporting

The Company has identified reportable segments as those consolidated subsidiaries that represent 10% or more of its net sales, EBITDA (as defined below) or total assets, or when the Company believes information about the segment would be useful to the readers of the financial statements. The Company’s chief operating decision maker is its Chief Executive Officer, who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments based on measures, such as net sales and EBITDA.

EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate segment operating performance. As the Company uses the term, “EBITDA” is defined as income before interest expense, income taxes, depreciation and amortization. The Company’s chief operating decision maker believes EBITDA is a meaningful measure and is useful as a supplement to GAAP measures as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company’s chief operating decision maker uses EBITDA to perform periodic reviews and comparison of operating trends and to identify strategies to improve the allocation of resources amongst segments.

As of June 30, 2021, the Company’s reportable segments were as follows:

●    Debit and Credit;

●    Prepaid Debit; and

●    Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services, including card personalization and fulfilment services, to card-issuing banks primarily in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless dual-interface cards, and plastic and encased metal cards, and our eco-focused solutions including Second Wave payment cards featuring a core made with recovered ocean bound plastic and Earthwise cards made with upcycled plastic. The Company also sells Card@Once instant card issuance solutions, and private label credit cards that are not issued on the networks of the Payment Cards Brands. The Company provides CPI On-Demand services, where images, personalized payment cards, and related collateral are produced on a one-by-one, on-demand basis for customers. The Debit and Credit segment facilities are audited for compliance with the standards of the PCI Security Standards Council by multiple Payment Card Brands.

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

Performance Measures of Reportable Segments

Net Sales and EBITDA of the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020, were as follows:

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Debit and Credit	$72,860	$58,306	$142,677	$118,145
Prepaid Debit	20,383	13,536	39,841	28,076
Intersegment eliminations	(24)	(464)	(207)	(874)
Total	$93,219	$71,378	$182,311	$145,347

	EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Debit and Credit	$22,322	$13,121	$44,722	$28,080
Prepaid Debit	8,106	3,982	15,679	8,642
Other	(10,820)	(7,947)	(23,825)	(15,921)
Total	$19,608	$9,156	$36,576	$20,801

The following table provides a reconciliation of total segment EBITDA to net income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total segment EBITDA	$19,608	$9,156	$36,576	$20,801
Interest, net	(7,037)	(6,772)	(16,013)	(12,860)
Income tax (expense) benefit	(2,522)	3,115	(3,882)	3,580
Depreciation and amortization	(3,817)	(4,216)	(8,039)	(8,456)
Net loss from discontinued operations	—	(4)	—	(30)
Net income	$6,232	$1,279	$8,642	$3,035

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020

Debit and Credit	$204,881	$215,846
Prepaid Debit	39,213	34,734
Other	4,274	15,571
Total assets	$248,368	$266,151

Net Sales to Geographic Locations, Property, Equipment and Leasehold Improvements and Long-Lived Assets

Each of the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived Assets relating to geographic locations outside of the United States is insignificant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “guides,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 on our business, including our supply chain, customer demand, workforce, operations and ability to comply with certain covenants related to our indebtedness; a disruption or other failure in our supply chain or labor pool resulting in increased costs and inability to pass those costs on to our customers; our inability to recruit, retain and develop qualified personnel, including key personnel; our lack of eligibility to participate in government relief programs related to COVID-19 or inability to realize material benefits from such programs; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; the effects of current or additional U.S. government tariffs as well as economic downturns or disruptions, including delays or interruptions in our ability to source raw materials and components used in our products; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; our transition to being an accelerated filer and complying with Section 404 of the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; disruptions in production at one or more of our facilities; our failure to retain our existing customers or identify and attract new customers; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; defects in our software; problems in production quality, materials and process; a loss of market share or a decline in profitability resulting from competition; our inability to develop, introduce and commercialize new products; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; failure to meet the continued listing standards of the Toronto Stock Exchange or the Nasdaq Global Market; a decrease in the value of our common stock combined with our common stock not being traded on a United States national securities exchange, which may prevent investors or potential investors from investing or achieving a meaningful degree of liquidity; quarterly variation in our operating results; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; costs relating to product defects and any related product liability and/or warranty claims; our dependence on licensing arrangements; risks associated with international operations; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products and services; the effect of legal and regulatory proceedings; our ability to comply with a wide variety of environmental, health and safety laws and regulations and the exposure to liability for any failure to comply; risks associated with the majority stockholders’ ownership of our stock; the influence of securities analysts over the trading market for and price of our common stock; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021, in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the SEC.

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

The Company believes the global impacts from COVID-19 have contributed to certain adverse effects on its supply chain, including increased lead times for, and higher costs for, certain raw materials and components, as well as a global chip shortage, which are expected to continue in the future.  CPI closely monitors its supply chain and has purchased and may continue to purchase additional inventory to help mitigate potential supply chain constraints. The current economic environment has also affected the available labor pool in the areas in which the Company operates which has resulted in increased labor cost and turnover in our facilities, challenges hiring production employees and shipping delays.

The Company believes the related cost impacts of all of the foregoing will increase through the second half of 2021 and beyond. The Company may not be able to pass some or all of these costs through to its customers.  The Company has also experienced increased demand for its products and services. The Company is experiencing increased production lead times, which is likely to continue through the second half of 2021 and beyond, depending on the duration of the staffing and supply chain challenges and the level of demand from its customers.  The Company will continue to monitor and respond as the situation evolves. See Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC for further discussion of the possible impact of the COVID-19 pandemic on the Company.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Part I, Item 1, Financial Statements, Note 11, Income Taxes for a discussion of the CARES Act income tax impacts on the Company. In addition, we deferred employer social security payments in 2020 in accordance with the CARES Act, which are required to be paid in 2021 and 2022. While we are participating in certain programs under the CARES Act, the CARES Act and its guidance are subject to change.

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and negatively influence our financial and operating results:

●	We have experienced, and expect to continue to experience, labor availability issues, particularly in the Company’s production facilities. In the second quarter, the Company incurred increased employee compensation and recruiting expenses in Cost of Sales, which we expect to continue to increase for the remainder of 2021 and beyond as the Company continues to actively recruit additional employees. Also as a result of labor shortages and supply chain constraints, as described below, the Company has experienced extended production lead times in some areas of the business and difficulty meeting some customer’s delivery expectations. We continue to proactively monitor, assess and take steps to minimize disruptions and delays in production; however, these disruptions and delays have caused, and may continue to cause, the Company to lose or delay customer opportunities.
●	Generally, surges in demand for certain raw materials and components, as well as other factors such as staffing challenges, have continued to strain the global supply chain network, which has resulted in price increases to the Company, carrier delays, longer lead times and unpredictability. In particular, a global shortage of chips that we use in many of our products is expected to continue for the foreseeable future. Additionally, certain chip manufacturers recently indicated they plan to limit the types of chips that they manufacture, which will affect our ability to continue to provide lower-cost contact chips for certain of our customers. This could cause us and affected customers to migrate programs to more expensive chip options or to contactless cards at a faster pace than expected, which may be costly and disruptive for the Company and affected customers. While we may be able to pass on some of our increased labor and material costs to our customers, we expect these factors will impact profitability for the remainder of 2021 and beyond.
●	Our Second Wave payment cards feature a core made with recovered ocean-bound plastic (“ROBP”), which we source from Haiti and process using single source suppliers. Due to the recent increased political unrest in Haiti as well as the supply chain constraints described above, there is an increased likelihood that we may face challenges in obtaining an adequate supply of ROBP, which is necessary to meet customer demand for our Second Wave cards. The Company actively monitors and manages its supply chain, including compiling buffer stock of materials and seeking alternative suppliers, but it is uncertain how the current political climate in Haiti and other factors in the ROBP supply chain will affect our ability to continue obtaining sufficient ROBP.
●	As of June 30, 2021, the market capitalization of outstanding shares of our Common Stock owned by non-affiliates exceeded $75 million, which triggered the Company being classified as an accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2021. As a result, our annual assessment of the effectiveness of our internal control over financial reporting must be audited by our external audit firm, and the result of that audit will be included in our next Annual Report on Form 10-K in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Preparations to comply and continued compliance with this new requirement will significantly increase our compensation expense, professional fees and other administrative costs.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net sales:
Products	$47,156	$39,077	$94,169	$81,578
Services	46,063	32,301	88,142	63,769
Total net sales	93,219	71,378	182,311	145,347
Cost of sales	56,131	48,288	109,502	96,609
Gross profit	37,088	23,090	72,809	48,738
Operating expenses	21,301	18,118	39,253	36,266
Income from operations	15,787	4,972	33,556	12,472
Other expense, net:
Interest, net	(7,037)	(6,772)	(16,013)	(12,860)
Other income (expense), net	4	(32)	29	(35)
Loss on debt extinguishment	—	—	(5,048)	(92)
Income (loss) before taxes	8,754	(1,832)	12,524	(515)
Income tax (expense) benefit	(2,522)	3,115	(3,882)	3,580
Net income from continuing operations	6,232	1,283	8,642	3,065
Net loss from discontinued operations	—	(4)	—	(30)
Net income	$6,232	$1,279	$8,642	$3,035

Note: The Company revised its prior year financial statements to adjust immaterial items, relating to estimated sales tax expense and depreciation expense. Refer to Note 1, Business Overview and Summary of Significant Accounting Policies, for an explanation of the immaterial prior period adjustments.

Segment Discussion

Three Months Ended June 30, 2021 Compared With Three Months Ended June 30, 2020

Net Sales

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$72,860	$58,306	$14,554	25.0%
Prepaid Debit	20,383	13,536	6,847	50.6%
Eliminations	(24)	(464)	440	*
Total	$93,219	$71,378	$21,841	30.6%

* Not meaningful

Net sales for the three months ended June 30, 2021 increased $21.8 million, or 30.6%, to $93.2 million compared to $71.4 million for the three months ended June 30, 2020.

Debit and Credit:

Net sales for Debit and Credit for the three months ended June 30, 2021 increased $14.6 million, or 25.0%, to $72.9 million compared to $58.3 million for the three months ended June 30, 2020. The net sales increase was due primarily to new customer growth and the ongoing transition to contactless cards. During the second quarter of 2021, product net sales increased due to higher volumes of contactless cards including new customer growth. In addition, net sales increased from card personalization service sales due to new customers, and higher volumes of contactless cards including higher CPI On-Demand and Card@Once instant issuance personalization sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV® cards. CPI’s net sales in the prior year second quarter were impacted by lower customer demand than expected, which we believe was primarily attributable to the COVID-19 pandemic.

Prepaid Debit:

Net sales for Prepaid Debit for the three months ended June 30, 2021 increased $6.8 million, or 50.6%, to $20.4 million, compared to $13.5 million for the three months ended June 30, 2020. Net sales increased from higher volumes from existing customers which included the replenishment of inventory by our customers which had been maintained at lower levels in the prior year due to COVID-19 uncertainties.

Eliminations:

This includes the elimination of intercompany sales between segments in the consolidation of our financial statements. The decrease in eliminations is due to lower sales between the segments during the three months ended June 30, 2021 compared to the prior year.

Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$28,263	38.8%	$18,553	31.8%	$9,710	52.3%
Prepaid Debit	8,825	43.3%	4,537	33.5%	4,288	94.5%
Total	$37,088	39.8%	$23,090	32.3%	$13,998	60.6%

Gross profit for the three months ended June 30, 2021 increased $14.0 million, or 60.6%, to $37.1 million compared to $23.1 million for the three months ended June 30, 2020. Gross profit margin for the three months ended June 30, 2021 increased to 39.8% compared to 32.3% for the three months ended June 30, 2020.

Debit and Credit:

Gross profit for Debit and Credit for the three months ended June 30, 2021 increased $9.7 million, or 52.3%, to $28.3 million compared to $18.6 million during the three months ended June 30, 2020. The increase in gross profit for the Debit and Credit segment was driven primarily by the net sales increase from new customer growth and the ongoing transition to contactless cards. Gross profit increased from higher product net sales due to higher volumes of contactless cards including new customer growth. In addition, gross profit increased from card personalization service sales due to new customers, and higher volumes of contactless cards including higher CPI On-Demand and Card@Once instant issuance personalization sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV® cards, which also benefitted gross profit in the current year. Gross profit margin increased to 38.8% during the three months ended June 30, 2021, compared to 31.8% in the prior year period, due primarily to operating leverage from higher net sales.

Prepaid Debit:

Gross profit for Prepaid Debit during the three months ended June 30, 2021 increased $4.3 million, or 94.5%, to $8.8 million compared to $4.5 million during the three months ended June 30, 2020. Gross profit margin for Prepaid Debit for the three months ended June 30, 2021, increased to 43.3% compared to 33.5% for the three months ended June 30, 2020. The increase in gross profit and margin was primarily attributed to higher net sales and favorable overhead cost absorption.

Operating Expenses

	Three Months Ended June 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$8,004	11.0%	$7,849	13.5%	$155	2.0%
Prepaid Debit	1,274	6.3%	1,103	8.1%	171	15.5%
Other	12,023	* %	9,166	* %	2,857	31.2%
Total	$21,301	22.9%	$18,118	25.4%	$3,183	17.6%

* Not meaningful

Operating expenses increased $3.2 million to $21.3 million for the three months ended June 30, 2021, compared to $18.1 million for the three months ended June 30, 2020.

Debit and Credit:

Debit and Credit operating expenses increased $0.2 million to $8.0 million in the three months ended June 30, 2021 compared to $7.8 million in the three months ended June 30, 2020. The increase was due primarily to increased selling and compensation costs due to strong business performance, partially offset by a benefit recorded in the second quarter of 2021 relating to estimated sales taxes which are further described in Item 1 - Financial Statements, Note 14, Commitments and Contingencies.

Prepaid Debit:

Prepaid Debit operating expenses increased $0.2 million to $1.3 million in the three months ended June 30, 2021 compared to $1.1 million in the three months ended June 30, 2020. The increase was due primarily to increased selling and compensation costs due to strong business performance.

Other:

Other operating expenses increased $2.9 million to $12.0 million in the three months ended June 30, 2021 compared to $9.2 million in the three months ended June 30, 2020. The $2.9 million increase was due primarily to $1.6 million of increased employee performance incentive compensation from strong business performance, $0.8 million of increased healthcare expenses, and other compliance costs.

Income from Operations and Operating Margin

	Three Months Ended June 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Income from operations by segment:
Debit and Credit	$20,258	27.8%	$10,704	18.4%	$9,554	89.3%
Prepaid Debit	7,550	37.0%	3,434	25.4%	4,116	119.9%
Other	(12,021)	* %	(9,166)	* %	(2,855)	31.1%
Total	$15,787	16.9%	$4,972	7.0%	$10,815	217.5%
* Not meaningful

Income from operations for the three months ended June 30, 2021 was $15.8 million compared to income from operations of $5.0 million for the three months ended June 30, 2020. The Company’s operating income margin for the three months ended June 30, 2021 increased to 16.9% compared to 7.0% for the three months ended June 30, 2020.

Debit and Credit:

Income from operations for Debit and Credit for the three months ended June 30, 2021 was $20.3 million, an increase of 89.3% compared to $10.7 million for the three months ended June 30, 2020 due primarily to higher net sales and gross profit from new customer growth and the ongoing transition to contactless cards which generally have a higher selling price than contact-only EMV cards. Operating margins for the three months ended June 30, 2021 increased to 27.8% compared to 18.4% for the three months ended June 30, 2020 due to the higher net sales and operating leverage.

Prepaid Debit:

Income from operations for Prepaid Debit for the three months ended June 30, 2021 was $7.6 million, an increase of 119.9% compared to $3.4 million for the three months ended June 30, 2020. The increase was the result of higher volumes from existing customers. Operating income margin for the three months ended June 30, 2021 increased to 37.0% from 25.4% for the same period in 2020, due to higher net sales and favorable overhead cost absorption.

Other:

The loss from operations in Other was $12.0 million for the three months ended June 30, 2021, compared to a loss from operations of $9.2 million for the same period in 2020. The loss from operations was higher in the second quarter of 2021 by $2.9 million, primarily due to an increase in operating expenses from employee performance incentive compensation, healthcare expenses, and other compliance costs.

Interest, net:

Interest expense for the three months ended June 30, 2021 increased to $7.0 million compared to $6.8 million for the three months ended June 30, 2020. Interest expense was higher in the second quarter of 2021 primarily due higher interest rates on the Senior Notes issued in 2021, compared to the interest rates on the debt facilities in the prior year period. This increase was partially offset by less debt principal outstanding in the current year period compared to the prior year.

Income tax (expense) benefit:

During the three months ended June 30, 2021, we recorded an income tax expense of $2.5 million on pre-tax income of $8.8 million, representing an effective income tax rate of 28.8%. During the three months ended June 30, 2020, we recorded an income tax benefit of $3.1 million on pre-tax loss of $1.8 million, representing an effective income tax rate of 170.0%. For the quarter ended June 30, 2021, the effective tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of state taxes and permanent items. For the quarter ended June 30, 2020, the effective income tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of the CARES Act which was signed into law in March 2020, and due to tax expense for a partial valuation allowance for the limitation on the deductibility of interest expense.

Net income:

During the three months ended June 30, 2021, net income was $6.2 million, compared to net income of $1.3 million during the three months ended June 30, 2020. The increase was primarily due to higher net sales and gross profit, partially offset by higher operating expenses and income tax expense during the three months ended June 30, 2021, compared to the prior year period.

Six Months Ended June 30, 2021 Compared With Six Months Ended June 30, 2020

Net Sales

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$142,677	$118,145	$24,532	20.8%
Prepaid Debit	39,841	28,076	11,765	41.9%
Eliminations	(207)	(874)	667	* %
Total	$182,311	$145,347	$36,964	25.4%

* Not meaningful

Net sales for the six months ended June 30, 2021 increased $37.0 million, or 25.4%, to $182.3 million compared to $145.3 million for the six months ended June 30, 2020.

Debit and Credit:

Net sales for Debit and Credit for the six months ended June 30, 2021 increased $24.5 million, or 20.8%, to $142.7 million compared to $118.1 million for the six months ended June 30, 2020. The net sales increase was due primarily to new customer growth, and the ongoing transition to contactless cards. During the six months ended June 30, 2021, product net sales increased due to higher volumes of contactless cards including new customer growth. In addition, net sales increased from card personalization service sales due to new customers and higher volumes of contactless cards, including higher CPI On-Demand and Card@Once instant issuance personalization sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV® cards.  CPI’s net sales in the prior year period were impacted by lower customer demand than expected, which we believe was primarily attributable to the COVID-19 pandemic.

Prepaid Debit:

Net sales for Prepaid Debit for the six months ended June 30, 2021 increased $11.8 million, or 41.9%, to $39.8 million, compared to $28.1 million for the six months ended June 30, 2020. Net sales increased from higher volumes from existing customers which included the acquisition of new customer portfolios and the replenishment of inventory by our customers which had been maintained at lower levels in the prior year due to COVID-19 uncertainties.

Eliminations:

This includes the elimination of intercompany sales between segments in the consolidation of our financial statements. The decrease in eliminations is due to lower sales between the segments during the six months ended June 30, 2021 compared to the prior year.

Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$55,812	39.1%	$38,961	33.0%	$16,851	43.3%
Prepaid Debit	16,997	42.7%	9,777	34.8%	7,220	73.8%
Total	$72,809	39.9%	$48,738	33.5%	$24,071	49.4%

Gross profit for the six months ended June 30, 2021 increased $24.1 million, or 49.4%, to $72.8 million compared to $48.7 million for the six months ended June 30, 2020. Gross profit margin for the six months ended June 30, 2021 increased to 39.9% compared to 33.5% for the six months ended June 30, 2020.

Debit and Credit:

Gross profit for Debit and Credit for the six months ended June 30, 2021 increased $16.9 million, or 43.3%, to $55.8 million compared to $39.0 million during the six months ended June 30, 2020. The increase in gross profit for the Debit and Credit segment was driven primarily by the net sales increase from new customer growth and the ongoing transition to contactless cards. Gross profit increased from higher product net sales due to higher volumes of contactless cards including new customer growth. In addition, gross profit increased from card personalization service sales due to new customers, and higher volumes of contactless cards including higher CPI On-Demand and Card@Once instant issuance personalization sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV® cards, which also benefitted gross profit in the current year. Gross profit margin increased to 39.1% during the six months ended June 30, 2021, compared to 33.0% in the prior year period, due primarily to operating leverage from higher net sales.

Prepaid Debit:

Gross profit for Prepaid Debit during the six months ended June 30, 2021 increased 73.8% to $17.0 million compared to $9.8 million for the six months ended June 30, 2020. Gross profit margin for Prepaid Debit for the six months ended June 30, 2020 increased to 42.7% compared to 34.8% for the six months ended June 30, 2020. The increase in gross profit and margin was primarily attributed to higher net sales and favorable overhead cost absorption.

Operating Expenses, net

	Six Months Ended June 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

Operating expenses by segment:	(dollars in thousands)
Debit and Credit	$15,399	10.8%	$15,781	13.4%	$(382)	(2.4)%
Prepaid Debit	2,428	6.1%	2,227	7.9%	201	9.0%
Other	21,426	* %	18,258	* %	3,168	17.4%
Total	$39,253	21.5%	$36,266	25.0%	$2,987	8.2%

* Not meaningful

Operating expenses for the six months ended June 30, 2021 increased $3.0 million, or 8.2%, to $39.3 million compared to $36.3 million for the six months ended June 30, 2020.

Debit and Credit:

Debit and Credit operating expenses decreased $0.4 million to $15.4 million in the six months ended June 30, 2021 compared to $15.8 million in the six months ended June 30, 2020, due to a benefit recorded in 2021 relating to estimated sales taxes which are further described in Item 1 - Financial Statements, Note 14, Commitments and Contingencies, and from cost reductions. These net decreases to operating expenses were partially offset by increased selling and compensation costs due to strong business performance.

Prepaid Debit:

Prepaid Debit operating expenses increased $0.2 million to $2.4 million in the six months ended June 30, 2021 compared to $2.2 million in the six months ended June 30, 2020. The increase was due primarily to increased selling and compensation costs due to strong business performance in the current period.

Other:

Other operating expenses increased $3.2 million for the six months ended June 30, 2021, when compared to the six months ended June 30, 2020.  The $3.2 million increase was due primarily to $2.0 million of increased employee performance incentive compensation from strong business performance, and due to $1.2 million of increased healthcare expenses.

Income from Operations and Operating Margin

	Six Months Ended June 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Income (loss) from operations by segment:
Debit and Credit	$40,412	28.3%	$23,180	19.6%	$17,232	74.3%
Prepaid Debit	14,568	36.6%	7,550	26.9%	7,018	93.0%
Other	(21,424)	* %	(18,258)	* %	(3,166)	17.3%
Total	$33,556	18.4%	$12,472	8.6%	$21,084	169.1%

* Not meaningful

Income from operations for the six months ended June 30, 2021 was $33.6 million compared to income from operations of $12.5 million for the six months ended June 30, 2020. The Company’s operating profit margin for the six months ended June 30, 2021 increased to 18.4% compared to an operating profit margin of 8.6% for the six months ended June 30, 2020.

Debit and Credit:

Income from operations for Debit and Credit for the six months ended June 30, 2021 increased $17.2 million, to $40.4 million compared to $23.2 million for the six months ended June 30, 2020. The increase in income from operations was driven primarily by higher net sales and gross profit from new customer growth and the ongoing transition to contactless cards which generally have a higher selling price than contact-only EMV cards. In addition, lower operating expenses during the six months ended June 30, 2021, contributed to an improvement in income from operations. Operating margins for the six months ended June 30, 2021 increased to 28.3% compared to 19.6% for the six months ended June 30, 2020, due to the higher net sales and operating leverage.

Prepaid Debit:

Income from operations for Prepaid Debit for the six months ended June 30, 2021 increased to $14.6 million compared to $7.6 million for the six months ended June 30, 2020. The increase was the result of higher net sales volumes from existing customers. Operating income margin for the six months ended June 30, 2021 increased to 36.6% from 26.9% for the same period in 2020, due to higher net sales and favorable overhead cost absorption.

Other:

The loss from operations in Other was $21.4 million for the six months ended June 30, 2021, compared to a loss from operations of $18.3 million for the same period in 2020. The loss from operations was higher in 2021 by $3.2 million, primarily due to an increase in operating expenses from employee performance incentive compensation and higher healthcare expenses.

Interest, net:

Interest expense for the six months ended June 30, 2021 increased to $16.0 million compared to $12.9 million for the six months ended June 30, 2020. Interest expense was higher in 2021 primarily due to $2.6 million of “make-whole” premium interest expense incurred a result of the termination of our Senior Credit Facility on March 15, 2021.

Loss on debt extinguishment:

During the six months ended June 30, 2021, we recorded a $5.0 million loss on debt extinguishment relating to the termination of our Senior Credit Facility and First Lien Term Loan as we expensed the unamortized deferred financing costs and debt discount. This was completed in connection with the issuance of new Senior Notes and entrance into the new ABL Revolver on March 15, 2021.

Income tax (expense) benefit:

During the six months ended June 30, 2021, we recorded an income tax expense of $3.9 million on pre-tax income of $12.5 million, representing an effective income tax rate of 31.0%.  During the six months ended June 30, 2020, we recorded an income tax benefit of $3.6 million on pre-tax loss of $0.5 million, representing an effective income tax rate of 695.1%. The effective income tax rate differs from the federal U.S. statutory rate in 2021 primarily due to the impact of state taxes and permanent items. In the prior year period, the effective income tax rate differs from the federal U.S. statutory rate primarily due to the impact of the CARES Act which was signed into law in March 2020, and due to tax expense for a partial valuation allowance for the limitation on the deductibility of interest expense.

Net income:

During the six months ended June 30, 2021, net income was $8.6 million, compared to $3.0 million during the six months ended June 30, 2020. The increase was primarily due to higher net sales and gross profit, partially offset by the loss on debt extinguishment, and higher operating expenses, interest expense and income tax expense during the six months ended June 30, 2021, compared to the prior year period.

Liquidity and Capital Resources

At June 30, 2021, we had $30.7 million of cash and cash equivalents. Of this amount, $0.4 million was held in accounts outside of the United States.

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

In connection with the issuance of the Senior Notes and entrance into the ABL Revolver, we terminated our existing credit facilities, consisting of a $30 million senior credit agreement (the “Senior Credit Facility”), and a $435,000 first lien term loan (the “First Lien Term Loan”). Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15 million under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. During the three months ended March 31, 2021, prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the debt agreements. As of June 30, 2021, the Company had $310 million aggregate principal amount outstanding on the Senior Notes, plus accrued and unpaid interest. As of June 30, 2021, the Company had no borrowings outstanding and $50 million available for borrowing under the ABL Revolver.

While not impacting the second quarter ended June 30, 2021, the ABL Revolver includes limitations on our ability to borrow in certain situations, including during periods in which the amount available to borrow under the ABL Revolver is less than $5 million. Commencing with the month immediately following a date on which borrowing availability is below $5 million until such time that borrowing availability equals or exceeds $5 million for 30 consecutive days, in order to borrow under the ABL Revolver, we must maintain a fixed charge coverage ratio (as defined in the credit agreement for the ABL Revolver) of at least 1.00 to 1.00, calculated for the trailing 12 months, tested monthly during such period. Borrowings under the ABL Revolver are also subject to limitations based on the borrowing base.

The Senior Notes and the ABL Revolver also contain covenants limiting the ability of the Company, the borrower and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional indebtedness or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications, as set forth in the respective agreements.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of the agreement, with any required payments to be made after the issuance of the Company’s annual financial statements.

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

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2021 was $22.7 million compared to cash provided by operating activities of $12.0 million during the six months ended June 30, 2020. The year over year increase was due primarily to higher net income and profitability, and working capital cash improvements, including the net collection of $3.7 million of income tax refunds during the six months ended June 30, 2021. These increases were partially offset by cash used in operating activities to increase inventory, including EMV dual interface chips to support our business, and to maintain certain levels of inventory in anticipation of future customer demand and supply chain constraints.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was $3.5 million, compared to a usage of $1.6 million during the six months ended June 30, 2020. Cash used in investing activities was related primarily to capital expenditures, including investments to support the business, such as machinery and information technology equipment. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $0.5 million during the six months ended June 30, 2021, compared to $0.8 million during the prior year period.

Financing Activities

During the six months ended June 30, 2021, cash used in financing activities was $46.1 million. Proceeds from the new Senior Notes and ABL Revolver, net of discount, were $310 million and $14.8 million, respectively. We used proceeds from the Senior Notes and ABL Revolver, plus cash on hand from our balance sheet, to pay in full and terminate the Senior Credit Facility balance of $30 million and the First Lien Term Loan balance of $304.7 million on March 15, 2021. During the six months ended June 30, 2021, we paid $9.5 million of debt issuance costs and $2.7 million of debt extinguishment costs, which included an early termination “make-whole” interest premium of $2.6 million on the Senior Credit Facility. During the six months ended June 30, 2021, prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the debt agreements.

During the second quarter of 2021 we used $15 million of cash on hand to pay down the ABL Revolver to zero and had no borrowings outstanding thereunder as of June 30, 2021.

During the six months ended June 30, 2020, we entered into the Senior Credit Facility which provided $29.1 million of cash, net of discount, partially offset by $2.5 million of associated debt issuance costs. We also paid $1.3 million and $1.2 million of principal on finance leases during the six months ended June 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at June 30, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2020, for which there were no material changes as of June 30, 2021, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our transition to being an accelerated filer and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will be time consuming and costly, and our inability to maintain effective internal control over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Because we will become an accelerated filer effective December 31, 2021, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to becoming subject to additional requirements of Section 404 of the Sarbanes-Oxley Act will be time-consuming, and there is a risk of noncompliance. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal controls over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock could be negatively affected. In addition, we could become subject to investigations by any stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources, which could have an adverse impact on our business.

The failure to effectively recruit, retain and develop qualified personnel and implement effective succession processes could adversely affect our success and could have a material adverse effect on our business, financial condition and results of operations.

Our business functions are complex and require wide-ranging expertise and intellectual capital. If we fail to recruit, retain and develop personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs, then the ability of our business to successfully compete and grow may be adversely affected. In addition, the loss of key personnel without adequate succession plans in place may cause a failure to maintain continuity in key business functions. The market for qualified personnel is highly competitive, particularly in the states in which our operations are concentrated, and we have experienced labor availability issues in several of our facilities. This shortage of labor has resulted, and may continue to result, in increased compensation and recruiting expenses, which could have a material adverse effect on our profitability, particularly if we are unable to pass some or all of such expenses on to our customers. We may not succeed in recruiting sufficient personnel to support our production needs or may fail to effectively replace current personnel who depart with qualified or effective successors. Personnel shortages have resulted, and may continue to result, in extended production lead times and difficulty in meeting customers’ delivery expectations, which could result in the loss of customers and damage to our reputation and have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1

Amended and Restated CPI Card Group Inc. Omnibus Incentive Plan (as amended and restated effective May 27, 2021) (incorporated by reference to the Company’s Current Report on Form 8-K filed May 28, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

August 12, 2021	/s/ John Lowe
John Lowe
Chief Financial Officer
(Principal Financial Officer)