Form 10-Q
period 2021-09-30
CPI Card Group Inc.
filed 2021-11-05
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021.

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of October 26, 2021: 11,255,466

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$20,853	$57,603
Accounts receivable, net of allowances of $226 and $289, respectively	65,450	54,592
Inventories	46,442	24,796
Prepaid expenses and other current assets	5,097	5,032
Income taxes receivable	116	10,511
Total current assets	137,958	152,534
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	38,347	39,403
Intangible assets, net	22,821	26,207
Goodwill	47,150	47,150
Other assets	5,999	857
Total assets	$252,275	$266,151
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$18,795	$18,883
Accrued expenses	32,097	28,149
Current portion of long-term debt	—	8,027
Deferred revenue and customer deposits	1,029	1,868
Total current liabilities	51,921	56,927
Long-term debt	303,251	328,681
Deferred income taxes	6,657	7,409
Other long-term liabilities	12,979	11,171
Total liabilities	374,808	404,188
Commitments and contingencies (Note 14)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,238,994 and 11,230,482 shares issued and outstanding at September 30, 2021 and December 31, 2020	11	11
Capital deficiency	(111,622)	(111,858)
Accumulated loss	(10,922)	(26,190)
Total stockholders’ deficit	(122,533)	(138,037)
Total liabilities and stockholders’ deficit	$252,275	$266,151

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Products	$52,276	$43,462	$146,445	$125,040
Services	47,326	39,240	135,468	103,009
Total net sales	99,602	82,702	281,913	228,049
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	31,493	27,490	86,708	79,780
Services (exclusive of depreciation and amortization shown below)	28,368	22,133	77,975	60,986
Depreciation and amortization	2,056	2,472	6,736	7,938
Total cost of sales	61,917	52,095	171,419	148,704
Gross profit	37,685	30,607	110,494	79,345
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	19,469	15,617	55,363	48,893
Depreciation and amortization	1,514	1,508	4,873	4,498
Total operating expenses	20,983	17,125	60,236	53,391
Income from operations	16,702	13,482	50,258	25,954
Other expense, net:
Interest, net	(7,183)	(6,298)	(23,196)	(19,158)
Other income (expense), net	(6)	27	23	(8)
Loss on debt extinguishment	—	—	(5,048)	(92)
Total other expense, net	(7,189)	(6,271)	(28,221)	(19,258)
Income from continuing operations before income taxes	9,513	7,211	22,037	6,696
Income tax (expense) benefit	(2,887)	(1,402)	(6,769)	2,178
Net income from continuing operations	6,626	5,809	15,268	8,874
Net loss from discontinued operations, net of tax (Note 1)	—	—	—	(30)
Net income	$6,626	$5,809	$15,268	$8,844

Basic and diluted earnings per share:
Basic earnings per share from continuing operations:	$0.59	$0.52	$1.36	$0.79
Diluted earnings per share from continuing operations:	$0.56	$0.52	$1.30	$0.79

Basic earnings per share:	$0.59	$0.52	$1.36	$0.79
Diluted earnings per share:	$0.56	$0.52	$1.30	$0.79

Basic weighted-average shares outstanding:	11,238,678	11,230,028	11,234,054	11,228,116
Diluted weighted-average shares outstanding:	11,799,321	11,231,821	11,755,381	11,235,098

Comprehensive income:
Net income	$6,626	$5,809	$15,268	$8,844
Total comprehensive income	$6,626	$5,809	$15,268	$8,844

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Excludes per Share Amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
June 30, 2021	11,237,056	11	(111,726)	(17,548)	$(129,263)
Stock-based compensation		—	116	—	116
Stock option exercises	1,938	—	(12)	—	(12)
Components of comprehensive income:
Net income			—	6,626	6,626
September 30, 2021	11,238,994	$11	$(111,622)	$(10,922)	$(122,533)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2020	11,230,482	11	(111,858)	(26,190)	$(138,037)
Stock-based compensation		—	214	—	214
Stock option exercises	8,512	—	22	—	22
Components of comprehensive income:
Net income		—	—	15,268	15,268
September 30, 2021	11,238,994	$11	$(111,622)	$(10,922)	$(122,533)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
June 30, 2020	11,229,819	11	(111,935)	(39,284)	$(151,208)
Shares issued under stock-based compensation plans	663	—	—	—	—
Stock-based compensation		—	25	—	25
Components of comprehensive income:
Net income		—	—	5,809	5,809
September 30, 2020	11,230,482	$11	$(111,910)	$(33,475)	$(145,374)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2019	11,224,191	11	(111,988)	(42,319)	$(154,296)
Shares issued under stock-based compensation plans	6,291	—	—	—	—
Stock-based compensation		—	78	—	78
Components of comprehensive income:
Net income		—	—	8,844	8,844
September 30, 2020	11,230,482	$11	$(111,910)	$(33,475)	$(145,374)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net income	$15,268	$8,844
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	30
Depreciation and amortization expense	11,609	12,436
Stock-based compensation expense	214	84
Amortization of debt issuance costs and debt discount	1,880	2,503
Loss on debt extinguishment	5,048	92
Deferred income taxes	(752)	290
Other, net	210	1,253
Changes in operating assets and liabilities:
Accounts receivable	(10,846)	(16,165)
Inventories	(21,831)	(1,109)
Prepaid expenses and other assets	(3,340)	49
Income taxes, net	10,603	(3,630)
Accounts payable	83	921
Accrued expenses	6,419	4,112
Deferred revenue and customer deposits	(843)	417
Other liabilities	793	81
Cash provided by operating activities - continuing operations	14,515	10,208
Cash used in operating activities - discontinued operations	—	(30)
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(4,827)	(3,320)
Other	156	—
Cash used in investing activities	(4,671)	(3,320)
Financing activities
Principal payments on First Lien Term loan	(312,500)	—
Principal payments on Senior Credit Facility	(30,000)	—
Principal payments on ABL Revolver	(15,000)	—
Proceeds from Senior Notes	310,000	—
Proceeds from ABL Revolver, net of discount	14,750	—
Proceeds from Senior Credit Facility, net of discount	—	29,100
Proceeds from exercises of stock options	34	—
Taxes withheld and paid on stock compensation	(12)	—
Debt issuance costs	(9,452)	(2,507)
Payments on debt extinguishment	(2,685)	—
Payments on finance lease obligations	(1,725)	(1,782)
Cash (used in) provided by financing activities	(46,590)	24,811
Effect of exchange rates on cash	(4)	(2)
Net (decrease) increase in cash and cash equivalents	(36,750)	31,667
Cash and cash equivalents, beginning of period	57,603	18,682
Cash and cash equivalents, end of period	$20,853	$50,349
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$22,107	$17,454
Income taxes paid	$4,708	$1,205
Income taxes (refunded)	$(9,846)	$(259)
Right-to-use assets obtained in exchange for lease obligations:
Operating leases	$3,666	$141
Financing leases	$484	$1,618
Accounts payable, and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$1,005	$127

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

The Company believes the global impacts from COVID-19 have contributed to certain adverse effects on its supply chain, including increased lead times for, and higher costs for, certain raw materials and components, as well as a global chip shortage, which are expected to continue in the future.  CPI closely monitors its supply chain and has purchased and may continue to purchase additional inventory to help mitigate supply chain constraints. The current environment has also affected the available labor pool in the areas in which the Company operates, which has resulted in increased labor cost and turnover in our facilities, challenges hiring production employees and shipping delays. On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) filed an Emergency Temporary Standard (“ETS”) with the Office of the Federal Register that will require employers with 100 or more employees to require their employees to be fully vaccinated with a COVID-19 vaccine or to produce a negative COVID-19 test result on at least a weekly basis, along with certain other requirements. Based on the pre-publication version of the ETS, the Company believes the proposed rule would apply to the Company. Compliance with the ETS could result in increased costs as well as labor disruptions, employee attrition and/or difficulty recruiting new employees which could compound the labor shortage already impacting the Company.

The Company expects the labor and supply chain challenges described above, and the associated costs, to continue to increase through the fourth quarter of 2021 and beyond. The Company may not be able to pass all of these costs through to its customers.  The Company has also experienced increased demand for its products and services. The Company is experiencing increased production lead times, which it believes is likely to continue in the fourth quarter of 2021 and beyond, depending on the duration of the staffing and supply chain challenges and the level of demand from its customers.  The Company will continue to monitor and respond as the situation evolves.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Note 11, Income Taxes for a discussion of the CARES Act income tax impacts on the Company. In addition, CPI deferred employer social security payments in 2020 in accordance with the CARES Act, which are allowed to be paid in two installments in 2021 and 2022. While the Company is participating in certain programs under the CARES Act, the CARES Act and its guidance are subject to change.

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

Discontinued Operations

On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produced retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provided personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The Company reported the U.K. Limited reporting segment as discontinued operations in accordance with GAAP. The Company did not retain significant continuing involvement with the discontinued operations subsequent to the disposal. The impact of the discontinued operations was insignificant to the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and 2020.

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

Adjustment of Prior Period Financial Statements for Immaterial Items

In accordance with Securities and Exchange Commission Staff Accounting Bulletin 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, during the year ended December 31, 2020, the Company corrected two immaterial items relating to estimated sales tax expense and depreciation expense that related to prior periods. The condensed consolidated financial statements and other financial information for the prior year period reflect the corrected balances which included sales tax expense in Selling, General and Administrative expenses (“SG&A”) of $293 and depreciation expense of $124 for the nine months ended September 30, 2020. Refer to Note 14, Commitments and Contingencies for additional discussion of the estimated sales tax liability recorded in “Accrued expenses” on the condensed consolidated balance sheet.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended September 30, 2021
	Products	Services	Total
Debit and Credit	$52,292	$23,829	$76,121
Prepaid Debit	—	23,498	23,498
Intersegment eliminations	(16)	(1)	(17)
Total	$52,276	$47,326	$99,602

	Nine Months Ended September 30, 2021
	Products	Services	Total
Debit and Credit	146,651	72,147	218,798
Prepaid Debit	—	63,339	63,339
Intersegment eliminations	(206)	(18)	(224)
Total	$146,445	$135,468	$281,913

	Three Months Ended September 30, 2020
	Products	Services	Total
Debit and Credit	$44,056	$18,654	$62,710
Prepaid Debit	—	20,604	20,604
Intersegment eliminations	(594)	(18)	(612)
Total	$43,462	$39,240	$82,702

	Nine Months Ended September 30, 2020
	Products	Services	Total
Debit and Credit	$126,507	$54,348	$180,855
Prepaid Debit	—	48,680	48,680
Intersegment eliminations	(1,467)	(19)	(1,486)
Total	$125,040	$103,009	$228,049

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2021	December 31, 2020

Trade accounts receivable	$53,668	$44,305
Unbilled accounts receivable	12,008	10,576
	65,676	54,881
Less allowance for doubtful accounts	(226)	(289)
	$65,450	$54,592

4. Inventories

Inventories consisted of the following:

	September 30, 2021	December 31, 2020

Raw materials	$43,734	$23,009
Finished goods	5,741	4,635
Inventory reserve	(3,033)	(2,848)
	$46,442	$24,796

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	September 30, 2021	December 31, 2020

Machinery and equipment	$60,450	$55,459
Machinery and equipment under financing leases	7,676	9,974
Furniture, fixtures and computer equipment	4,583	4,410
Leasehold improvements	13,967	15,083
Construction in progress	2,264	2,386
	88,940	87,312
Less accumulated depreciation and amortization	(59,853)	(55,092)
Operating lease right-of-use assets, net of accumulated amortization	9,260	7,183
	$38,347	$39,403

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $2,482 and $2,831 for the three months ended September 30, 2021 and 2020, respectively, and $8,223 and $8,989 for the nine months ended September 30, 2021 and 2020, respectively.

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 9, Financing and Operating Leases.

6. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at September 30, 2021 and December 31, 2020. Goodwill is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company did not identify a triggering event requiring a quantitative test for impairment as of September 30, 2021.

Intangible assets consist of customer relationships, technology and software, and trademarks. Intangible amortization expense was $1,088 and $1,149 for the three months ended September 30, 2021 and 2020, respectively, and $3,386 and $3,447 for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021 and December 31, 2020, intangible assets, excluding goodwill, were comprised of the following:

		September 30, 2021			December 31, 2020
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value

Customer relationships	17.2	$55,454	$(34,600)	$20,854	$55,454	(32,141)	$23,313
Technology and software	8	7,101	(6,517)	584	7,101	(5,881)	1,220
Trademarks	8.7	3,330	(1,947)	1,383	3,330	(1,656)	1,674
Intangible assets subject to amortization		$65,885	$(43,064)	$22,821	$65,885	$(39,678)	$26,207

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of September 30, 2021 was as follows:

2021 (excluding the nine months ended September 30, 2021)	$966
2022	3,867
2023	3,867
2024	3,630
2025	3,440
Thereafter	7,051
$22,821

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at September 30, 2021
	September 30,	September 30,	(Using Fair Value Hierarchy)
	2021	2021	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$310,000	$337,993	$—	$337,993	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2020
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2020	2020	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$287,500	$—	$287,500	$—
Senior Credit Facility	30,000	30,000	$—	$—	$30,000

The aggregate fair value of the Company’s Senior Notes (as defined in Note 10, Long-Term Debt) was based on bank quotes. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value.

8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020

Accrued payroll and related employee expenses	$8,018	$4,938
Accrued employee performance bonus	7,194	4,873
Employer payroll tax, including social security deferral	3,171	3,034
Accrued rebates	1,510	1,178
Sales tax liability	1,228	1,696
Accrued interest	1,197	4,145
Operating and financing lease liability (current portion)	3,549	4,407
Income taxes payable	2,015	-
Other	4,215	3,878
Total accrued expenses	$32,097	$28,149

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

The components of operating and finance lease costs were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Operating lease costs	$538	$664
Variable lease costs	181	175
Short-term operating lease costs	122	-
Total expense from operating leases	$841	$839

Finance lease cost:
Right-of-use amortization expense	256	326
Interest on lease liabilities	92	110
Total financing lease costs	$348	$436

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating lease costs	$1,580	$2,006
Variable lease costs	509	524
Short-term operating lease costs	416	-
Total expense from operating leases	$2,505	$2,530

Finance lease cost:
Right-of-use amortization expense	751	982
Interest on lease liabilities	297	356
Total financing lease costs	$1,048	$1,338

The following table reflects balances for operating and financing leases:

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets, net of amortization	$9,260	$7,183

Operating lease liability (current)	$1,781	$2,267
Long-term operating liability	8,034	5,491
Total operating lease liabilities	$9,815	$7,758

Financing leases
Property, equipment and leasehold improvements	$7,676	$9,974
Accumulated depreciation	(2,188)	(2,422)
Total property, equipment and leasehold improvements, net	$5,488	$7,552

Financing lease liability (current)	$1,768	$2,140
Long-term financing liability	2,183	3,052
Total financing lease liabilities	$3,951	$5,192

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net.” Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Future cash payment with respect to lease obligations as of September 30, 2021 were as follows:

	Operating	Financing
	Lease	Leases

2021 (excluding the nine months ended September 30, 2021)	747	518
2022	2,377	2,136
2023	2,250	1,188
2024	2,049	390
2025	1,477	132
Thereafter	3,706	55
Total lease payments	12,606	4,419
Less imputed interest	(2,791)	(468)
Total	$9,815	$3,951

10. Long-Term Debt

At September 30, 2021 and December 31, 2020, long-term debt consisted of the following:

	Interest	September 30,	December 31,
	Rate (1)	2021	2020
Senior Notes	8.625%	$310,000	$—
ABL Revolver	—%	—	—
First Lien Term Loan	5.500%	—	312,500
Senior Credit Facility	9.500%	—	30,000
Unamortized deferred financing costs		(6,749)	(3,804)
Unamortized discount		—	(1,988)
Total long-term debt		$303,251	$336,708
Less current maturities		—	(8,027)
Long-term debt, net of current maturities		$303,251	$328,681

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

Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15,000 under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. As of March 15, 2021, the Company had outstanding borrowings of $30,000, plus accrued and unpaid interest, under the Senior Credit Facility, and $304,746, plus accrued and unpaid interest, under the First Lien Term Loan. In addition, early termination of the Senior Credit Facility required payment of a “make-whole” premium of $2,635 as an early termination penalty, which was paid on March 15, 2021, and recorded as interest expense on the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2021.

During the second quarter of 2021, the Company used $15,000 of cash on hand to pay down the ABL Revolver to zero and had no borrowings outstanding thereunder as of September 30, 2021.

The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year, beginning on September 15, 2021. The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. Borrowings under the ABL Revolver bear interest at a rate per annum that ranges from the LIBOR Rate plus 1.25% to the LIBOR Rate plus 1.75%, or the Base Rate plus 0.25% to the Base Rate plus 0.75%, based on the average daily borrowing capacity under the ABL Revolver over the most recently completed month. The Base Rate as defined in the ABL Revolver is the greater of the Federal Funds Rate plus 0.5%, the LIBOR Rate for a one month interest period plus 1.0%, or the Wells Fargo Bank, National Association “prime rate”. The Company may elect to apply either the LIBOR Rate or Base Rate interest to borrowings at its discretion. The unused portion of the ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the ABL Revolver over the immediately preceding month.

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

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The debt issuance costs recorded on the Senior Notes were $7,558 and are reported as a reduction to the long-term debt balance as of September 30, 2021. The net discount and debt issuance costs on the ABL Revolver were $2,144 and are recorded as other assets (current and long term) on the condensed consolidated balance sheet as of September 30, 2021.

During the nine months ended September 30, 2021, the Company recorded a $5,048 loss on debt extinguishment relating to the unamortized deferred financing costs and debt discount in connection with the termination of the Senior Credit Facility and First Lien Term Loan.

11. Income Taxes

During the three months ended September 30, 2021, the Company recognized an income tax expense of $2,887 on pre-tax income of $9,513, compared to income tax expense of $1,402 on pre-tax income of $7,211 for the prior year period. During the nine months ended September 30, 2021, the Company recognized income tax expense of $6,769 on pre-tax income of $22,037, representing an effective income tax rate of 30.7%.  For the nine months ended September 30, 2020, the Company recognized an income tax benefit of $2,178 on pre-tax income from continuing operations of $6,696, representing an effective income tax rate of (32.5%).

For the nine months ended September 30, 2021 and 2020, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	September 30,
	2021	2020
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	6.2	7.4
Valuation allowance	0.0	(18.1)
Permanent items	2.8	7.2
Tax benefit CARES Act	0.0	(54.7)
Other	0.7	4.7
Effective income tax rate	30.7%	(32.5)%

During the nine months ended September 30, 2021, the Company received cash income tax refunds of $9,846 related primarily to U.S. federal income taxes for prior tax years, including net operating loss (“NOL”) carrybacks relating to the CARES Act.

In March 2020, the CARES Act was signed into law. The CARES Act allowed companies with NOLs originating in 2018, 2019, or 2020 to carry back those losses for five years and temporarily eliminated the tax law provision that limits the use of NOLs to 80% of taxable income. The CARES Act increased the Internal Revenue Code Section 163(j) interest deduction limit for 2019 and 2020, and allowed for the acceleration of refunds of alternative minimum tax credits. For the nine months ended September 30, 2020, the Company recorded an estimated tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 54.7%.

The Company believes that it is reasonably possible that approximately $208 of its unrecognized tax benefits may be recognized within a year as a result of settlement with the taxing authorities. As such, this balance is reflected in “Accrued Expenses” in the Company’s consolidated balance sheet as of September 30, 2021.

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

13. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income from continuing operations	6,626	5,809	15,268	8,874
Net loss from discontinued operations	—	—	—	(30)
Net income	$6,626	$5,809	$15,268	$8,844

Denominator:
Basic weighted-average common shares outstanding	11,238,678	11,230,028	11,234,054	11,228,116
Dilutive shares	560,643	1,793	521,327	6,982
Diluted weighted-average common shares outstanding	11,799,321	11,231,821	11,755,381	11,235,098

Basic earnings per share from continuing operations:	0.59	0.52	1.36	0.79
Basic earnings per share from discontinued operations:	—	—	—	(0.00)
Basic earnings per share:	$0.59	$0.52	$1.36	$0.79

Diluted earnings per share from continuing operations:	0.56	0.52	1.30	0.79
Diluted earnings per share from discontinued operations:	—	—	—	(0.00)
Diluted earnings per share:	0.56	$0.52	$1.30	$0.79

14. Commitments and Contingencies

Commitments

Refer to Note 9, Financing and Operating Leases for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-

cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2022 and 2028 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs.

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company was served with the complaint and is in the process of preparing an answer. The Company intends to investigate and pursue its rights relating to the claims and to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter, and no liability has been recorded as of September 30, 2021.

In addition to the matter described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on its business, financial condition or results of operations.

Estimated Sales Tax Liability

The Company has continued to evaluate a state sales tax liability analysis for states in which it has economic nexus and to collect exemption documentation from its customers. It is probable that the Company will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. The estimated liability for sales tax as of September 30, 2021 and December 31, 2020 was $1,228 and $1,696, respectively, and is recorded in accrued expenses in the condensed consolidated balance sheets. The liability decreased from the estimate recorded in the prior period primarily due to the Company remitting cash to the applicable state tax authorities for historical sales tax and interest. The Company may be subject to examination by the relevant state tax authorities. Due to the estimates involved in the analysis, the liability may change in the future. The Company is unable to predict a range of additional loss that is reasonably possible. Sales tax recovered from customers reduces the estimated expense when it is received or probable of collection. Future changes to the liability that impact the condensed consolidated statements of operations will be recorded within SG&A. During the nine months ended September 30, 2021, the Company recorded a sales tax benefit of $465 within SG&A for current activity relating to sales tax recovered from customers and net changes to the estimated liability.

15. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors and directors. On May 27, 2021, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to, among other things, increase the total number of shares of the Company’s Common Stock reserved and available for issuance thereunder by 1,000,000 shares resulting in a total of 2,200,000 shares of Common Stock issuable under the Omnibus Plan. As of September 30, 2021, there were 970,832 shares of Common Stock available for grant under the Omnibus Plan.

During the nine months ended September 30, 2021, the Company granted 115,659 awards of non-qualified stock options, and during the fiscal year ended December 31, 2020, the Company did not grant any awards of non-qualified stock options. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2020	706,372	$15.20	6.44
Granted	115,659	29.62	6.98
Exercised	(10,513)	5.25
Forfeited	(19,381)	23.03
Outstanding as of September 30, 2021	792,137	$17.35	5.65
Options vested and exercisable as of September 30, 2021	676,478	$15.25	5.42
Options vested and expected to vest as of September 30, 2021	792,137	$17.35	5.65

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
	Options	Grant-Date Fair Value

Unvested as of December 31, 2020	45,319	$1.10
Granted	115,659	17.43
Vested	(45,319)	1.10
Unvested as of September 30, 2021	115,659	$17.43

Unvested stock options of 115,659 as of September 30, 2021 have a seven year term and are expected to vest ratably over a two-year period on each anniversary of the grant date.

The fair value of the stock option awards granted during the nine months ended September 30, 2021, was determined using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine Months
Ended
September 30
2021
Expected term in years (1)	4.3
Volatility (2)	78.6%
Risk-free interest rate (3)	0.7%
Dividend yield (4)	—%

(1)	The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
(2)	Volatility was based on a weighting of the Company’s historical volatility and its peer group, which is comprised of companies with similar industry, size, and financial leverage.
(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period consistent with the expected option term described above.
(4)	The Company’s expected annual dividend yield was zero based on current practice.

The following table summarizes the changes in the number of outstanding restricted stock units:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Shares	Fair Value	(in Years)
Outstanding as of December 31, 2020	180,001	$2.12
Granted	98,622	29.62
Forfeited	(22,485)	2.12
Outstanding as of September 30, 2021	256,138	$12.71	1.77

The Company granted 98,622 restricted stock units to employees and directors on September 21, 2021, and granted 180,001 restricted stock units to employees on October 2, 2020. The restricted stock unit awards contain conditions associated with continued employment or service. The restricted stock units granted in 2021 are expected to either vest ratably over a two-year period on each anniversary of the grant date or vest entirely on the year-and-a-half anniversary of the grant date. The restricted stock units granted in 2020 are expected to vest on the two-year anniversary of the date of grant.  On the vesting date, shares of Common Stock will be issued to the award recipients.

Compensation expense for the Omnibus Plan for the three months ended September 30, 2021 and 2020 was $116 and $25, respectively. Compensation expense for the Omnibus Plan for the nine months ended September 30, 2021 and 2020 was $214 and $84, respectively. As of September 30, 2021, the total unrecognized compensation expense related to unvested options and restricted stock units is $5,015, which the Company expects to recognize over an estimated weighted-average period of approximately 1.9 years.

16. Segment Reporting

The Company has identified reportable segments that represent 10% or more of its net sales, EBITDA (as defined below) or total assets, or when the Company believes information about the segment would be useful to the readers of the financial statements. The Company’s chief operating decision maker is its Chief Executive Officer, who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments based on measures, such as net sales and EBITDA.

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

As of September 30, 2021, the Company’s reportable segments were as follows:

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

Performance Measures of Reportable Segments

Net Sales and EBITDA of the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Debit and Credit	$76,121	$62,710	$218,798	$180,855
Prepaid Debit	23,498	20,604	63,339	48,680
Intersegment eliminations	(17)	(612)	(224)	(1,486)
Total	$99,602	$82,702	$281,913	$228,049

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Debit and Credit	$22,356	$16,993	$67,078	$45,073
Prepaid Debit	9,040	8,332	24,719	16,974
Other	(11,130)	(7,836)	(34,955)	(23,757)
Total	$20,266	$17,489	$56,842	$38,290

The following table provides a reconciliation of total segment EBITDA to net income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total segment EBITDA	$20,266	$17,489	$56,842	$38,290
Interest, net	(7,183)	(6,298)	(23,196)	(19,158)
Income tax (expense) benefit	(2,887)	(1,402)	(6,769)	2,178
Depreciation and amortization	(3,570)	(3,980)	(11,609)	(12,436)
Net loss from discontinued operations	—	—	—	(30)
Net income	$6,626	$5,809	$15,268	$8,844

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments at September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020

Debit and Credit	$190,534	$215,846
Prepaid Debit	35,753	34,734
Other	25,988	15,571
Total assets	$252,275	$266,151

Net Sales to Geographic Locations, Property, Equipment and Leasehold Improvements and Long-Lived Assets

Each of the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived Assets relating to geographic locations outside of the United States is insignificant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “guides,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 and responses thereto on our business, including our supply chain, customer demand, workforce, operations and ability to comply with certain covenants related to our indebtedness; a disruption or other failure in our supply chain or labor pool resulting in increased costs and inability to pass those costs on to our customers; our inability to recruit, retain and develop qualified personnel, including key personnel; our transition to being an accelerated filer and complying with Section 404 of the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting or remediate material weaknesses; our lack of eligibility to participate in government relief programs related to COVID-19 or inability to realize material benefits from such programs; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our limited ability to raise capital in the future; the effects of current or additional U.S. government tariffs as well as economic downturns or disruptions, including delays or interruptions in our ability to source raw materials and components used in our products; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; disruptions in production at one or more of our facilities; our failure to retain our existing customers or identify and attract new customers; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; defects in our software; problems in production quality, materials and process; a loss of market share or a decline in profitability resulting from competition; our inability to develop, introduce and commercialize new products; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; failure to meet the continued listing standards of the Nasdaq Global Market; quarterly variation in our operating results; our inability to realize the full value of our long-lived assets; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending; costs relating to product defects and any related product liability and/or warranty claims; our dependence on licensing arrangements; risks associated with international operations; non-compliance with, and changes in, laws in the United States and in foreign jurisdictions in which we operate and sell our products and services; the effect of legal and regulatory proceedings; our ability to comply with a wide variety of environmental, health and safety laws and regulations and the exposure to liability for any failure to comply; risks associated with the majority stockholders’ ownership of our stock; the influence of securities analysts over the trading market for and price of our common stock; our inability to sell, exit, reconfigure or consolidate businesses or facilities that no longer meet with our strategy; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 25, 2021, in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the SEC.

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

Driven by a combination of our strong relationships, quality, technology and innovation, we believe we have strong positions in the following markets:

●	the U.S. prepaid debit market, serving several of the top U.S. Prepaid Debit Card program managers;
●	the U.S. small to mid-sized issuer market, which includes independent community banks, credit unions, and financial technology companies (“FinTechs”); and
●	the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers.

Our business consists of the following reportable segments: Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States, and Prepaid Debit, which primarily provides integrated card services to Prepaid Debit Card providers in the United States. Our “Other” segment includes corporate expenses and the loss on debt extinguishment.

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

The Company believes the global impacts from COVID-19 have contributed to certain adverse effects on its supply chain, including increased lead times for, and higher costs for, certain raw materials and components, as well as a global chip shortage, which are expected to continue in the future.  CPI closely monitors its supply chain and has purchased and may continue to purchase additional inventory to help mitigate supply chain constraints. The current environment has also affected the available labor pool in the areas in which the Company operates, which has resulted in increased labor cost and turnover in our facilities, challenges hiring production employees and shipping delays. On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) filed an Emergency Temporary Standard (“ETS”) with the Office of the Federal Register that will require employers with 100 or more employees to require their employees to be fully vaccinated with a COVID-19 vaccine or to produce a negative COVID-19 test result on at least a weekly basis, along with certain other requirements. Based on the pre-publication version of the ETS, the Company believes the proposed rule would apply to the Company. Compliance with the ETS could result in increased costs as well as labor disruptions, employee attrition and/or difficulty recruiting new employees which could compound the labor shortage already impacting the Company.

The Company expects the labor and supply chain challenges described above, and the associated costs, to continue to increase through the fourth quarter of 2021 and beyond. The Company may not be able to pass all of these costs through to its customers.  The Company has also experienced increased demand for its products and services. The Company is experiencing increased production lead times, which it believes is likely to continue in the fourth quarter of 2021 and beyond, depending on the duration of the staffing and supply chain challenges and the level of demand from its customers.  The Company will continue to monitor and respond as the situation evolves. See Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC for further discussion of the possible impact of the COVID-19 pandemic on the Company.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Part I, Item 1, Financial Statements, Note 11, Income Taxes for a discussion of the CARES Act income tax impacts on the Company. In addition, we deferred employer social security payments in 2020 in accordance with the CARES Act, which are allowed to be paid in two installments in 2021 and 2022. While we are participating in certain programs under the CARES Act, the CARES Act and its guidance are subject to change.

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and negatively influence our financial and operating results:

●	We have experienced, and expect to continue to experience, labor availability issues, particularly in the Company’s production facilities. In the nine months ended September 30, 2021, the Company incurred increased employee compensation and recruiting expenses in Cost of Sales and Operating Expenses, which we expect to continue to increase for the fourth quarter of 2021 and beyond as the Company continues to actively recruit additional employees. Also as a result of labor shortages and supply chain constraints, as described below, the Company has experienced extended production lead times in some areas of the business and difficulty meeting some customers’ delivery expectations. We continue to proactively monitor, assess and take steps to minimize disruptions and delays in production; however, these disruptions and delays have caused, and may continue to cause, the Company to lose or delay customer opportunities.

●	Surges in demand for certain raw materials and components, as well as other factors such as staffing challenges, have continued to strain the global supply chain network, which has resulted in increased costs of such raw materials and components, increased shipping costs, freight and logistics delays, longer lead times and unpredictability. In particular, shortages of raw materials and components that we use in many of our products is expected to continue for the foreseeable future and may adversely affect our ability to meet customer demand for our products. Although we strive to place orders for materials and components sufficiently in advance, to compile buffer stock to mitigate the impacts of freight and logistics delays and to bolster our access to raw materials and components, it is difficult to predict the ability of our suppliers to continue to fulfill such orders, and it is likely that such delays as well as costs to obtain such raw materials and components will increase for the fourth quarter of 2021 and beyond. Additionally, certain chip manufacturers recently indicated they plan to limit the types of chips that they manufacture, which will affect our ability to continue to provide lower-cost contact chips for certain of our customers. This could cause us and affected customers to migrate programs to more expensive chip options or to contactless cards at a faster pace than expected, which may be costly and disruptive for the Company and affected customers. While we may be able to pass on some of our increased labor and material costs to our customers, we expect these factors will impact profitability for the fourth quarter of 2021 and beyond. In addition, given that raw materials inventory is recognized on a first-in, first-out basis, we expect the impact of increasing raw materials costs to be realized into our statement of operations in 2022 and beyond.
●	Our Second Wave payment cards feature a core made with recovered ocean-bound plastic (“ROBP”), which we source from Haiti and process using single source suppliers. Due to political instability and other factors in Haiti as well as the supply chain constraints described above, there is an increased likelihood that we may face challenges in obtaining an adequate supply of ROBP, which is necessary to meet customer demand for our Second Wave cards. The Company actively monitors and manages its supply chain, including compiling buffer stock of materials and seeking alternative suppliers, but it is uncertain how the current political climate in Haiti and other factors in the ROBP supply chain will affect our ability to continue obtaining sufficient ROBP. Additionally, to the extent we are able to secure one or more alternative suppliers of ROBP, we may be subject to increased shipping and materials costs imposed by such suppliers.
●	As of June 30, 2021, the market capitalization of outstanding shares of our Common Stock owned by non-affiliates exceeded $75 million, which triggered the Company being classified as an accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2021. As a result, our annual assessment of the effectiveness of our internal control over financial reporting must be audited by our independent registered public accounting firm, and the result of that audit will be included in our next Annual Report on Form 10-K in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Preparations to comply and continued compliance with this new requirement has significantly increased our compensation expense, professional fees and other administrative costs during the nine months ended September 30, 2021. We expect these increased costs to continue for the fourth quarter of 2021 and beyond. In connection with our evaluation and testing during the third quarter of 2021, management identified deficiencies that they determined resulted in material weaknesses in internal controls. For additional information, see Part I, Item 4, Controls and Procedures.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net sales:
Products	$52,276	$43,462	$146,445	$125,040
Services	47,326	39,240	135,468	103,009
Total net sales	99,602	82,702	281,913	228,049
Cost of sales	61,917	52,095	171,419	148,704
Gross profit	37,685	30,607	110,494	79,345
Operating expenses	20,983	17,125	60,236	53,391
Income from operations	16,702	13,482	50,258	25,954
Other expense, net:
Interest, net	(7,183)	(6,298)	(23,196)	(19,158)
Other income (expense), net	(6)	27	23	(8)
Loss on debt extinguishment	—	—	(5,048)	(92)
Income (loss) before taxes	9,513	7,211	22,037	6,696
Income tax (expense) benefit	(2,887)	(1,402)	(6,769)	2,178
Net income from continuing operations	6,626	5,809	15,268	8,874
Net loss from discontinued operations	—	—	—	(30)
Net income	$6,626	$5,809	$15,268	$8,844

Note: The Company revised its prior year financial statements to adjust immaterial items, relating to estimated sales tax expense and depreciation expense. Refer to Note 1, Business Overview and Summary of Significant Accounting Policies, for an explanation of the immaterial prior period adjustments.

Segment Discussion

Three Months Ended September 30, 2021 Compared With Three Months Ended September 30, 2020

Net Sales

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$76,121	$62,710	$13,411	21.4%
Prepaid Debit	23,498	20,604	2,894	14.0%
Eliminations	(17)	(612)	595	*
Total	$99,602	$82,702	$16,900	20.4%

* Not meaningful

Debit and Credit:

Net sales for Debit and Credit increased $13.4 million, or 21.4%, due primarily to the ongoing transition to contactless cards and new customer growth. Product net sales increased due to higher volumes of contactless cards, including new customer growth, and higher Card@Once instant issuance sales. Additionally, net sales from card personalization services increased due to higher volumes of contactless cards, including new customer growth and higher CPI On-Demand sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV® cards. Debit and Credit net sales in the prior year third quarter were impacted by lower customer demand than expected, which we believe was primarily attributable to the COVID-19 pandemic.

Prepaid Debit:

Net sales for Prepaid Debit increased $2.9 million, or 14.0%, due primarily to higher volumes from existing customers which included the acquisition of new customer portfolios and the replenishment of inventory by our customers which had been maintained at lower levels in the prior year period due to COVID-19 uncertainties. Prepaid Debit net sales in the prior year third quarter were impacted by lower customer demand than expected, which we believe was primarily attributable to the COVID-19 pandemic.

Eliminations:

This includes the elimination of intercompany sales between segments in the consolidation of our financial statements. The decrease in eliminations is due to lower sales between the segments during the three months ended September 30, 2021 compared to the prior year period.

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$28,176	37.0%	$21,720	34.6%	$6,456	29.7%
Prepaid Debit	9,509	40.5%	8,887	43.1%	622	7.0%
Total	$37,685	37.8%	$30,607	37.0%	$7,078	23.1%

Debit and Credit:

Gross profit for Debit and Credit increased $6.5 million, or 29.7%, driven primarily by the net sales increase described above. The increase in net sales was partially offset by higher labor costs in the current year. Gross profit margin increased to 37.0% during the three months ended September 30, 2021, compared to 34.6% in the prior year period, due primarily to operating leverage from higher net sales, partially offset by labor cost increases.

Prepaid Debit:

Gross profit for Prepaid Debit increased $0.6 million, or 7.0%, due primarily to higher net sales and favorable overhead cost absorption, partially offset by increased labor costs. Gross profit margin for Prepaid Debit decreased to 40.5% compared to 43.1% for the three months ended September 30, 2020 due primarily to increased labor costs as a percentage of sales.

Operating Expenses

	Three Months Ended September 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$7,677	10.1%	$6,986	11.1%	$691	9.9%
Prepaid Debit	1,017	4.3%	1,059	5.1%	(42)	(4.0)%
Other	12,289	* %	9,080	* %	3,209	35.3%
Total	$20,983	21.1%	$17,125	20.7%	$3,858	22.5%

Debit and Credit:

Debit and Credit operating expenses increased $0.7 million, or 9.9%, due primarily to increased selling and compensation costs due to strong business performance.

Prepaid Debit:

Prepaid Debit operating expenses were essentially flat and decreased less than $0.1 million, or 4.0%, compared to the prior year period.

Other:

Other operating expenses increased $3.2 million, or 35.3%, due primarily to $1.7 million of compensation expenses including from employee performance incentive compensation due to strong business performance and from additional efforts associated with new compliance requirements, $1.1 million of executive severance charges, and increased professional fees and compliance costs.

Income from Operations and Operating Margin

	Three Months Ended September 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Income from operations by segment:
Debit and Credit	$20,499	26.9%	$14,734	23.5%	$5,765	39.1%
Prepaid Debit	8,492	36.1%	7,829	38.0%	663	8.5%
Other	(12,289)	* %	(9,081)	* %	(3,208)	35.3%
Total	$16,702	16.8%	$13,482	16.3%	$3,220	23.9%
* Not meaningful

Debit and Credit:

Income from operations for Debit and Credit increased $5.8 million, or 39.1%, due primarily to higher net sales and gross profit as described above. Operating margins increased to 26.9% compared to 23.5% for the three months ended September 30, 2020 due to primarily higher net sales and operating leverage.

Prepaid Debit:

Income from operations for Prepaid Debit increased $0.7 million, or 8.5%, primarily due to higher net sales and gross profit. Operating income margin for the three months ended September 30, 2021 decreased to 36.1% from 38.0% for the same period in 2020, due primarily to increased labor costs as a percentage of sales.

Other:

The loss from operations in Other increased $3.2 million, or 35.3%, primarily due to an increase in compensation expenses including from employee performance incentive compensation due to strong business performance and from compliance requirements, executive severance charges, and increased professional fees and compliance costs.

Interest, net:

Interest expense for the three months ended September 30, 2021 increased to $7.2 million compared to $6.3 million for the three months ended September 30, 2020. Interest expense was higher in the third quarter of 2021 primarily due to higher interest rates on the Senior Notes issued in 2021, compared to the interest rates on the debt facilities in the prior year period. This increase was partially offset by less debt principal outstanding in the current year period compared to the prior year period, and from interest income received of approximately $0.2 million in 2021 related to income tax refunds.

Income tax (expense) benefit:

During the three months ended September 30, 2021, we recorded an income tax expense of $2.9 million on pre-tax income of $9.5 million, representing an effective income tax rate of 30.3%. During the three months ended September 30, 2020, we recorded an income tax expense of $1.4 million on pre-tax income of $7.2 million, representing an effective income tax rate of 19.4%. For the quarter ended September 30, 2021, the effective tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the impact of state taxes and permanent items. For the quarter ended September 30, 2020, the effective income tax rate differs from the federal U.S. statutory rate of 21.0% primarily due to the reduction of a partial valuation allowance for the limitation on the deductibility of interest expense, offset by permanent items and state taxes.

Net income:

During the three months ended September 30, 2021, net income was $6.6 million, compared to net income of $5.8 million during the three months ended September 30, 2020. The increase was primarily due to higher net sales and gross profit, partially offset by higher operating expenses, income tax expense and interest expense during the three months ended September 30, 2021, compared to the prior year period.

Nine Months Ended September 30, 2021 Compared With Nine Months Ended September 30, 2020

Net Sales

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$218,798	$180,855	$37,943	21.0%
Prepaid Debit	63,339	48,680	14,659	30.1%
Eliminations	(224)	(1,486)	1,262	* %
Total	$281,913	$228,049	$53,864	23.6%

Debit and Credit:

Net sales for Debit and Credit increased $37.9 million, or 21.0%, due primarily to new customer growth and the ongoing transition to contactless cards. Product net sales increased due to higher volumes of contactless cards, including new customer growth, and higher Card@Once instant issuance sales. Additionally, net sales from card personalization services increased due to higher volumes of contactless cards, including new customer growth and higher CPI On-Demand sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV® cards. Debit and Credit net sales in the prior year period were impacted by lower customer demand than expected, which we believe was primarily attributable to the COVID-19 pandemic.

Prepaid Debit:

Net sales for Prepaid Debit increased $14.7 million, or 30.1%, due primarily to higher volumes from existing customers which included the acquisition of new customer portfolios and the replenishment of inventory by our customers which had been maintained at lower levels in the prior year period due to COVID-19 uncertainties. Prepaid Debit net sales in the prior year period were impacted by lower customer demand than expected, which we believe was primarily attributable to the COVID-19 pandemic.

Eliminations:

This includes the elimination of intercompany sales between segments in the consolidation of our financial statements. The decrease in eliminations is due to lower sales between the segments during the nine months ended September 30, 2021 compared to the prior year period.

Gross Profit and Gross Profit Margin

	Nine Months Ended September 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$83,988	38.4%	$60,681	33.6%	$23,307	38.4%
Prepaid Debit	26,506	41.8%	18,664	38.3%	7,842	42.0%
Total	$110,494	39.2%	$79,345	34.8%	$31,149	39.3%

Debit and Credit:

Gross profit for Debit and Credit increased $23.3 million, or 38.4%, driven primarily by the net sales increase as described above. Gross profit margin increased to 38.4% during the nine months ended September 30, 2021, compared to 33.6% in the prior year period, due primarily to operating leverage from higher net sales.

Prepaid Debit:

Gross profit for Prepaid Debit increased $7.8 million, or 42.0% and Gross profit margin for Prepaid Debit for the nine months ended September 30, 2021 increased to 41.8% compared to 38.3% for the nine months ended September 30, 2020. The increase in gross profit and margin was primarily attributed to higher net sales and favorable overhead cost absorption, partially offset by increased labor costs.

Operating Expenses, net

	Nine Months Ended September 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

Operating expenses by segment:	(dollars in thousands)
Debit and Credit	$23,077	10.5%	$22,767	12.6%	$310	1.4%
Prepaid Debit	3,446	5.4%	3,286	6.8%	160	4.9%
Other	33,713	* %	27,338	* %	6,375	23.3%
Total	$60,236	21.4%	$53,391	23.4%	$6,845	12.8%

Debit and Credit:

Debit and Credit operating expenses increased $0.3 million, or 1.4%, primarily due to increased selling and compensation costs due to strong business performance, partially offset by a benefit recorded in 2021 relating to estimated sales taxes, which is further described in Item 1 - Financial Statements, Note 14, Commitments and Contingencies.

Prepaid Debit:

Prepaid Debit operating expenses increased $0.2 million, or 4.9%, due primarily to increased selling and compensation costs due to strong business performance in the current year period.

Other:

Other operating expenses increased $6.4 million, or 23.3%, due primarily to $3.7 million of compensation expenses including from employee performance incentive compensation due to strong business performance and from additional efforts associated with new compliance requirements, $1.1 million of executive severance charges, $0.9 million of increased healthcare expenses, and increased professional fees and compliance costs.

Income from Operations and Operating Margin

	Nine Months Ended September 30,
		% of 2021		% of 2020
	2021	Net Sales	2020	Net Sales	$ Change	% Change

	(dollars in thousands)
Income (loss) from operations by segment:
Debit and Credit	$60,911	27.8%	$37,914	21.0%	$22,997	60.7%
Prepaid Debit	23,060	36.4%	15,379	31.6%	7,681	49.9%
Other	(33,713)	* %	(27,339)	* %	(6,374)	23.3%
Total	$50,258	17.8%	$25,954	11.4%	$24,304	93.6%

Debit and Credit:

Income from operations for Debit and Credit increased $23.0 million, or 60.7%, driven primarily by higher net sales and gross profit as described above. Operating margins for the nine months ended September 30, 2021 increased to 27.8% compared to 21.0% for the nine months ended September 30, 2020, due to the higher net sales and operating leverage.

Prepaid Debit:

Income from operations for Prepaid Debit increased $7.7 million, or 49.9% due primarily to higher net sales and gross margin as described above. Operating income margin for the nine months ended September 30, 2021 increased to 36.4% from 31.6% for the same period in 2020, due to higher net sales and favorable overhead cost absorption, partially offset by increased labor costs.

Other:

The loss from operations in Other increased $6.4 million, or 23.3%, primarily due to an increase in operating expenses from employee performance incentive compensation, other compensation expenses and compliance costs, healthcare expenses and executive severance charges.

Interest, net:

Interest expense for the nine months ended September 30, 2021 increased to $23.2 million compared to $19.2 million for the nine months ended September 30, 2020. Interest expense was higher in 2021 primarily due to $2.6 million of “make-whole” premium interest expense incurred a result of the termination of our Senior Credit Facility on March 15, 2021, as well higher interest rates on the Senior Notes issued in 2021, compared to the interest rates on the debt facilities in the prior year period. This increase was partially offset by less debt principal outstanding in the current year period compared to the prior year, and from interest income received of approximately $0.4 million in 2021 related to income tax refunds.

Loss on debt extinguishment:

During the nine months ended September 30, 2021, we recorded a $5.0 million loss on debt extinguishment relating to the termination of our Senior Credit Facility and First Lien Term Loan as we expensed the unamortized deferred financing costs and debt discount. This was completed in connection with the issuance of new Senior Notes and entrance into the new ABL Revolver on March 15, 2021.

Income tax (expense) benefit:

During the nine months ended September 30, 2021, we recorded an income tax expense of $6.8 million on pre-tax income of $22.0 million, representing an effective income tax rate of 30.7%.  During the nine months ended September 30, 2020, we recorded an income tax benefit of $2.2 million on pre-tax income of $6.7 million, representing an effective income tax rate of (32.5%). The effective income tax rate differs from the federal U.S. statutory rate in 2021 primarily due to the impact of state taxes and permanent items. In the prior year period, the effective income tax rate differs from the federal U.S. statutory rate primarily due to the impact of the CARES Act which was signed into law in March 2020 and due to the reduction of a partial valuation allowance for the limitation on the deductibility of interest expense.

Net income:

During the nine months ended September 30, 2021, net income was $15.3 million, compared to $8.8 million during the nine months ended September 30, 2020. The increase was primarily due to higher net sales and gross profit, partially offset by higher operating expenses, the loss on debt extinguishment, and higher interest expense and income tax expense during the nine months ended September 30, 2021 compared to the prior year period.

Liquidity and Capital Resources

At September 30, 2021, we had $20.9 million of cash and cash equivalents. Of this amount, $0.3 million was held in accounts outside of the United States.

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

In connection with the issuance of the Senior Notes and entrance into the ABL Revolver, we terminated our existing credit facilities, consisting of a $30 million senior credit agreement (the “Senior Credit Facility”), and a $435 million first lien term loan (the “First Lien Term Loan”). Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15 million under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. During the three months ended March 31, 2021, prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the debt agreements. As of September 30, 2021, the Company had $310 million aggregate principal amount outstanding on the Senior Notes, plus accrued and unpaid interest. As of September

30, 2021, the Company had no borrowings outstanding and $50 million available for borrowing under the ABL Revolver.

While not impacting the third quarter ended September 30, 2021, the ABL Revolver includes limitations on our ability to borrow in certain situations, including during periods in which the amount available to borrow under the ABL Revolver is less than $5 million. Commencing with the month immediately following a date on which borrowing availability is below $5 million until such time that borrowing availability equals or exceeds $5 million for 30 consecutive days, in order to borrow under the ABL Revolver, we must maintain a fixed charge coverage ratio (as defined in the credit agreement for the ABL Revolver) of at least 1.00 to 1.00, calculated for the trailing 12 months, tested monthly during such period. Borrowings under the ABL Revolver are also subject to limitations based on the borrowing base.

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

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2021 was $14.5 million compared to cash provided by operating activities of $10.2 million during the nine months ended September 30, 2020. The year over year increase was due primarily to higher net income and profitability, and working capital cash improvements including the collection of $9.8 million of income tax refunds during the nine months ended September 30, 2021. These increases were partially offset by cash used in operating activities to increase inventory, including EMV dual interface chips to support our business, and to maintain certain levels of inventory to help alleviate supply chain constraints.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was $4.7 million, compared to a usage of $3.3 million during the nine months ended September 30, 2020. Cash used in investing activities was related primarily to capital expenditures, including investments to support the business, such as machinery and information technology equipment. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $0.5 million during the nine months ended September 30, 2021, compared to $1.6 million during the prior year period.

Financing Activities

During the nine months ended September 30, 2021, cash used in financing activities was $46.6 million. Proceeds from the new Senior Notes and ABL Revolver, net of discount, were $310 million and $14.8 million, respectively. We used proceeds from the Senior Notes and ABL Revolver, plus cash on hand from our balance sheet, to pay in full and terminate the Senior Credit Facility balance of $30 million and the First Lien Term Loan balance of $304.7 million on March 15, 2021. During the nine months ended September 30, 2021, we paid $9.5 million of debt issuance costs and $2.7 million of debt extinguishment costs, which included an early termination “make-whole” interest premium of $2.6 million on the Senior Credit Facility. During the nine months ended September 30, 2021, prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the debt agreements.

During the second quarter of 2021 we used $15 million of cash on hand to pay down the ABL Revolver to zero and had no borrowings outstanding thereunder as of September 30, 2021.

During the nine months ended September 30, 2020, we entered into the Senior Credit Facility which provided $29.1 million of cash, net of discount, partially offset by $2.5 million of associated debt issuance costs. We also paid $1.7 million and $1.8 million of principal on finance leases during the nine months ended September 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at September 30, 2021.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K filed for the year ended December 31, 2020, for which there were no material changes as of September 30, 2021, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based on this evaluation, and due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were not effective. As a result of that conclusion, our management re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 and, based on this re-evaluation, and due to the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020.

In connection with our evaluation and testing of controls during the third quarter of 2021, our management identified deficiencies in our general information technology controls which were not designed to restrict users’ access privileges to their appropriate authorities and responsibilities. We also identified deficiencies in certain locations principally relating to the review and authorization of certain transactions within portions of our purchasing and revenue processes. Management determined these deficiencies resulted in material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected on a timely basis. As of the date of this report, we have not identified any financial statement misstatements as a result of these control deficiencies.

We are in the process of enhancing our internal controls in the aforementioned areas to remediate the material weaknesses. We are assessing and revising the controls over user access privileges to focus on determining that appropriate authorities and responsibilities are assigned to all individuals. In addition, management is continuing to develop the design and implementation of internal controls to require appropriate reviews as well as retain documentation of those reviews with regards to our purchasing and revenue processes.

The Company determined the above deficiencies were primarily due to an inadequate complement of personnel with requisite experience in internal control process design and documentation requirements, and therefore we intend to implement training programs and hire additional resources with the appropriate skills and knowledge to address these internal control deficiencies. We continuously evaluate the effectiveness of our internal control over financial reporting and may implement changes or additional remediation efforts if additional deficiencies or material weaknesses are discovered.

Changes in Internal Control over Financial Reporting

Except for the changes relating to the material weaknesses discussed above, there have been no other changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company was served with the complaint and is in the process of preparing an answer. The Company intends to investigate and pursue its rights relating to the claims and to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably.

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

Our transition to being an accelerated filer and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 will be time consuming and costly, and because we have identified material weaknesses in our internal control over financial reporting, our inability to maintain effective internal controls could result in investors losing confidence in the accuracy and completeness of our financial reports or our inability to accurately or timely produce our financial reports, any of which could negatively affect the market price of our common stock, perhaps significantly.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Because we will become an accelerated filer effective December 31, 2021, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to becoming subject to additional requirements of Section 404 of the Sarbanes-Oxley Act has been and will continue to be time-consuming. Further, the costs associated with the compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

In connection with our evaluation and testing of controls during the third quarter of 2021, our management identified deficiencies in our general information technology controls which were not designed to restrict users’ access privileges to their appropriate authorities and responsibilities. We also identified deficiencies principally relating to the review and authorization of certain transactions within portions of our purchasing and revenue processes. Management determined these deficiencies resulted in material weaknesses in internal control over financial reporting.

We are in the process of enhancing our internal controls in the aforementioned areas to remediate the material weaknesses. However, we can give no assurance that these measures will be sufficient to remediate the material weaknesses, that additional material weaknesses or significant deficiencies in our internal controls will not be identified in the future or that we will otherwise be able to establish and maintain an effective system of internal controls. As a result of the material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis, our financial statements may be materially misstated, investors may lose confidence in the accuracy and completeness of our financial reports and we may be unable to timely produce our financial reports. Any of the foregoing could negatively affect the market price of our common stock, perhaps significantly. In addition, we could become subject to investigations by any stock exchange on which our securities are listed, the SEC or other regulatory authorities, or litigation or disputes with stockholders, which could require additional financial and management resources and result in more costly directors’ and officers’ insurance, which could have an adverse impact on our business.

The failure to effectively recruit, retain and develop qualified personnel and implement effective succession processes could adversely affect our success and could have a material adverse effect on our business, financial condition and results of operations.

Our business functions are complex and require wide-ranging expertise and intellectual capital. If we fail to recruit, retain and develop personnel who can provide the needed expertise across the entire spectrum of our intellectual capital needs, then the ability of our business to successfully compete and grow may be adversely affected. In addition, the loss of key personnel without adequate succession plans in place may cause a failure to maintain continuity in key business functions. The market for qualified personnel is highly competitive, particularly in the states in which our operations are concentrated, and we have experienced labor availability issues in several of our facilities. This shortage of labor has resulted, and may continue to result, in increased compensation and recruiting expenses, which could have a material adverse effect on our profitability, particularly if we are unable to pass all of such expenses on to our customers. We may not succeed in recruiting sufficient personnel to support our production needs or may fail to effectively replace current personnel who depart with qualified or effective successors. Personnel shortages have resulted, and may continue to result, in extended production lead times and difficulty in meeting customers’ delivery expectations, which could result in the loss of customers and damage to our reputation and have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of CPI Card Group Inc. (incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-259511)).

10.1	Form of Executive Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan.
10.2	Form of Executive Restricted Stock Unit Agreement under the CPI Card Group Inc. Omnibus Incentive Plan.
10.3	Form of Director Restricted Stock Unit Agreement under the CPI Card Group Inc. Omnibus Incentive Plan.
10.4	Offer Letter, dated October 1, 2021 by and between CPI Card Group Inc. and Amintore Schenkel.
10.5	Offer Letter, dated October 1, 2021 by and between CPI Card Group Inc. and John Lowe.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.

November 5, 2021	/s/ Amintore Schenkel
Amintore Schenkel
Chief Financial Officer
(Principal Financial Officer)