Form 10-K
period 2021-12-31
CPI Card Group Inc.
filed 2022-03-08
CIK 1641614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
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

The aggregate market value of the registrant’s common stock held by non-affiliates was $86.8 million on June 30, 2021 computed based on the closing price of the registrant’s common stock of $19.24 as reported on the Nasdaq Global Market on that date.

As of February 22, 2022, the number of shares outstanding of the registrant’s common stock was 11,255,466.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report on Form 10-K (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “target,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 and responses thereto on our business, including our supply chain, customer demand, workforce, operations and ability to comply with certain covenants related to our indebtedness; our transition to being an accelerated filer and complying with Section 404 of the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting or remediate material weaknesses; our inability to recruit, retain and develop qualified personnel, including key personnel; a disruption or other failure in our supply chain or labor pool resulting in increased costs and inability to pass those costs on to our customers and extended production lead times and difficulty meeting customers’ delivery expectations; our failure to retain our existing customers or identify and attract new customers; system security risks, data protection breaches and cyber-attacks; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; interruptions in our operations, including our information technology (“IT”) systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; disruptions in production at one or more of our facilities; environmental, social and governance preferences and demands of various stakeholders and our ability to conform to such preferences and demands and to comply with any related regulatory requirements; the effects of climate change, negative perceptions of our products due to the impact of plastic on the environment, social unrest, and other ESG-related risks; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; defects in our software; our limited ability to raise capital in the future; problems in production quality, materials and process; our inability to develop, introduce and commercialize new products; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; our inability to successfully execute on our divestitures or acquisitions; our inability to realize the full value of our long-lived assets; costs relating to product defects and any related product liability and/or warranty claims; our inability to renew licenses with key technology licensors; the highly competitive, saturated and consolidated nature of our marketplace; the effects of delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending and ongoing inflation; our failure to comply with environmental, health and safety laws and regulations, including climate change regulations that apply to our products and the raw materials we use in our production processes; risks associated with the majority stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States and Interac, in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card solutions market through more than 20 years of experience.

We serve a diverse set of several thousand customers which includes direct customers and indirect customer relationships whereby CPI provides Financial Payment Card solutions to a customer through a Group Service Provider (as defined below). Our customers include some of the largest issuers of debit and credit cards in the United States, the largest Prepaid Debit Card program managers in the United States, numerous financial technology companies (“FinTechs”), as well as independent community banks, credit unions and Group Service Providers. We define “Group Service Providers” as reseller or card processor organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services.

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

Driven by a combination of our strong relationships, quality, technology, and innovation, we believe we have strong positions in the following markets:

●	the U.S. prepaid debit market, serving many of the top U.S. Prepaid Debit Card program managers;
●	the U.S. small to mid-sized issuer market, which includes independent community banks and credit unions;
●	the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers; and
●	the U.S. FinTech market, where we produce and personalize Financial Payment Cards for financial technology companies.

Our business consists of the following reportable segments:

●	Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States;
●	Prepaid Debit, which primarily provides integrated prepaid card services to Prepaid Debit Card program managers primarily in the United States; and
●	“Other,” which includes corporate expenses.

For additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 18 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

COVID-19 Update

The COVID-19 pandemic has impacted, and continues to impact, the global economy and the locations where we, our customers and our suppliers conduct business. The long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain. The health and safety of CPI employees remains paramount, and the Company continues to follow response protocols based on precautions and other appropriate measures recommended by the Centers for Disease Control and Prevention, as well as various state and local executive orders, health orders and guidelines.  All of CPI’s operations have remained open during the pandemic and provide direct and essential support to the financial services industry.

The Company believes the global impacts from COVID-19 have contributed to certain adverse effects on its supply chain, including increased lead times for, and higher costs of, certain raw materials and components, such as microchips, which are expected to continue in the future. CPI closely monitors its supply chain and has purchased and may continue to purchase additional inventory to help mitigate supply chain constraints. The current environment has also affected the available labor pool in the areas in which the Company operates, which has resulted in increased labor cost and turnover in our facilities, challenges hiring production employees and shipping delays. On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) mandating certain employers to require either full vaccination against COVID-19 or weekly testing of employees. The United States Supreme Court upheld a stay on enforcement of the ETS mandate, and on January 25, 2022, OSHA announced that it would withdraw the ETS to focus on finalizing a permanent COVID-19 Healthcare Standard. At this time, it is not possible to predict the impact a permanent COVID-19 Healthcare Standard, or any corresponding mandates from federal, state or local governmental entities would have on us or on our workforce. Federal, state or local mandates could result in increased costs as well as labor disruptions, employee attrition and/or difficulty recruiting new employees which could compound the labor shortage already impacting the Company.

The Company believes the labor and supply chain challenges described above, and the associated costs, may continue to increase throughout 2022 and possibly beyond. The Company may not be able to pass all of these costs through to its customers. The Company also believes the increased production lead times described above are likely to continue throughout 2022 and possibly beyond, depending on the duration of the labor and supply chain challenges and the level of demand from its customers. The Company will continue to monitor and respond as the situation evolves, including mitigation efforts such as purchasing additional inventory and attempting to hire additional production employees. See Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K for further discussion of the possible impact of the COVID-19 pandemic on the Company.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. We deferred employer social security payments in 2020 in accordance with the CARES Act, and the first installment repayment was made in the fourth quarter of 2021. The second installment payment is permitted to be paid no later than the fourth quarter of 2022. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 12 “Income Taxes” for a discussion of the historical CARES Act income tax impacts on the Company.

Our Competitive Strengths

●	Strong Market Position with Long-Term Customer Relationships. Our vision is to be the partner of choice for our customers by providing market-leading quality products and customer service with a market-competitive business model. We believe these efforts have resulted in CPI gaining estimated overall market share each year from 2018 to 2021. We have long-standing, trust-based relationships with customers, many of whom we have served for decades. We have collaborated with our top 10 customers for more than ten years, on average. We strive to put our customers at the center of everything we do. Our customer relationships often involve the handling of sensitive information as well as process and technology integration. As a result, our customers are selective about working with partners they can trust and that can deliver the highest quality products and customer service. We maintain important relationships with the Payment Card Brands to ensure our facilities and processes meet their standards. We believe we have established a leading market position in the prepaid debit market, built on high quality services, innovation and reliable delivery to our customers. Our Card@Once® instant issuance solution provides the necessary on-site equipment and supplies, proprietary software-as-a service (Saas) capability, customer support and secure data exchange to provide personalized cards on-site and on-demand at bank and credit union branches across the United States. Data is exchanged through either a secure web interface or through integrations of our proprietary software with our customers’ card issuance systems. Integrations provide a more seamless experience for our customers and we believe they foster longer lasting and closer customer relationships.
●	Comprehensive End-to-End Card Solutions. The foundation of our strong market position with our small- to mid-sized issuer customers and FinTechs is our comprehensive end-to-end Financial Payment Card solutions. Our solutions provide a full suite of products and card services required to produce, personalize and fulfill Financial Payment Cards, while maintaining the security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing card design and production with an end-to-end offering of card data personalization and card services that are integrated within our customers’ operations. We provide card data personalization services for financial institutions and managers of Prepaid Debit Card programs that require technology integration, such as secure data links to transfer highly sensitive cardholder information. We believe that our comprehensive solutions allow our customers to choose a single trusted partner to address their card program needs in a cost-effective manner instead of managing multiple suppliers across a complex value chain.
●	Network of High-Security Facilities. Our high-security facilities are each audited for compliance with the standards of the PCI Security Standards Council by one or more of the Payment Card Brands, forming a leading network of compliant production facilities in the United States. The Payment Card Brand attestations of compliance allow us to produce cards bearing these brands and provide relevant card services for our issuer customers. These audit processes are long and complex, and our facilities must comply with strict standards of security in order to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the complexity and investment needed to obtain and retain these compliance designations may serve as a barrier to new entrants into our market.
●	Financial Payment Card Capabilities, Industry Experience, and Proprietary and Patented Solutions. Over the course of our long operating history, we have developed technological, engineering and operational expertise that we believe has made us a leader in our industry. Europay, Mastercard and Visa (“EMV”) is a global technical standard, maintained by EMVCo LLC (“EMVCo”) for smart payment cards, and for payment terminals and automated teller machines that accept them. EMV® cards are smart cards (also called chip cards) which store data on integrated circuits rather than magnetic stripes, although EMV cards may also have magnetic stripes. We produce contact EMV cards, which require contact with a surface plate on an EMV-enabled payment terminal. We also produce dual-interface EMV cards that have both contact and contactless functionality.

We continuously work to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and our customers.  CPI’s Second Wave® payment cards featuring a core made with recovered ocean-bound plastic (“ROBP”), and EarthwiseTM cards made with upcycled plastic address customer demands for more eco-focused card options. We also sell CPI Metals®, a premium encased metal card. Our offerings also include Card@Once, our proprietary and patented instant card issuance system and software-as-a-service solution. We believe that our technological and operational capabilities, combined with our specific focus on the Financial Payment Solutions market, gives us a competitive advantage.

●	Experienced Leadership Team. We have an experienced leadership team that has energized the organization to focus on customers, accountability, innovation and delivering results.

EMV® is a registered trademark or tradename of EMVCo LLC in the United States and other countries.

Our Strategy

We are a payment technology company that provides end-to-end debit, credit and prepaid payment solutions delivered physically, digitally and on-demand. Our vision is to be our customers’ partner of choice by providing market-leading quality products, customer service and continuous innovation with a market-competitive business model. We believe we are well-positioned for success given our diversified business model, history of innovation and ability to evolve with the needs and expectations of our customers. By helping our customers elevate their customers’ experience, we foster compelling connections between people and technology through traditional and next generation solutions that build brands and enhance people’s everyday lives. To achieve our vision, we focus on our four strategic priorities: deep customer focus, market-leading quality products and customer service, continuous innovation, and market competitive business model.

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

Market-Leading Quality Products and Customer Service

Our strong team of dedicated, passionate employees embrace a culture of collaboration and steadfast focus on delivering superior products and exceptional customer service which has helped build us into a leading solutions provider. With a focus on market-leading quality products and customer service, we are committed to operational excellence and adapting to market dynamics to help our customers achieve top-of-wallet status and build their businesses. We listen to the voices of our customers and focus on helping them deliver unique and differentiated solutions that elevate their customers’ experience. We are accountable for our actions, and work synergistically to deliver results for our customers, our employees and our stockholders.

Continuous Innovation

With innovation as a core competency, we strategically invest to support continued growth and expand our opportunities to partner purposefully with our current and potential customers. We strive to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and exceed customers’ expectations. Continuous innovation aims to win new business and help our customers differentiate themselves with distinctive products and solutions, build their brands, and achieve top-of-wallet status.

Market-Competitive Business Model

By creating a dynamic and efficient operating model, we have positioned ourselves to better serve our customers. We aim to streamline our operations, which enables us to allocate resources focused on providing our customers with unmatched solutions, innovation and exceptional service. We have also developed standards of excellence and target metrics regarding the quality, reliability and on-time delivery of our products. We invest in equipment advancements and technology in order to create broader capabilities as well as improve the quality and efficiencies of, and the customer satisfaction with, our offerings. We continue to focus on driving top-line performance, profitability, and operational efficiency.

Our Products and Services

EMV Financial Payment Cards (Contact and Contactless Dual-Interface)

We produce plastic EMV cards, including our eco-focused solutions that we describe further below, and encased metal contact EMV cards. These EMV cards feature an integrated circuit that interfaces with an EMV payment terminal over a contact plate on the surface of the card when inserted into an EMV-enabled payment terminal. We also produce contactless EMV cards which feature a radio-frequency identification (“RFID”) antenna that utilizes near field communications (“NFC”) technology to allow transactions to process on a contactless basis when the card is brought within the requisite proximity to an NFC-enabled payment terminal. Dual-interface EMV cards also have contact EMV technology, and we generally refer to all cards we produce with an RFID antenna as ‘contactless’ cards.

Earth ElementsTM Eco-Focused Cards

We believe we are a leading provider of eco-focused card solutions in the U.S., having sold nearly 50 million eco-focused contactless payment cards since launch in 2019. Our Earth Elements portfolio offers eco-focused solutions, including our Second Wave cards that feature a core made with ROBP and our Earthwise cards made with upcycled plastic. Dependent upon design and card construction, Earth Elements cards incorporate varying types and amounts of upcycled plastic content, including ROBP, recycled PVC and recycled PET-G. We offer an Earthwise card that incorporates up to 98% upcycled plastic content, dependent on design. Cards in the Earth Elements portfolio are available in all forms of EMV Financial Payment Cards (contact and contactless dual-interface), and have been approved by two of the major Payment Card Brands. These solutions aim to satisfy increasing consumer demand for more eco-focused products and help support our and our customers’ environmental, social and governance (“ESG”) objectives.

Non-EMV Financial Payment Cards

We produce non-EMV cards that utilize magnetic stripes, contactless cards that utilize NFC technology, and cards that include both magnetic stripes and NFC technology. In addition, we produce non-EMV cards that are issued on the networks of the Payment Card Brands, including prepaid debit cards. In 2021 and 2020 we produced non-EMV cards for the purpose of government disbursement in the U.S., and have produced non-EMV transit cards. We also produce retail gift cards that are not issued on the networks of the Payment Card Brands.

Card Data Personalization and Fulfillment

We provide data preparation and card data personalization solutions for debit, credit and Prepaid Debit Cards in contact, contactless, and dual-interface EMV, and non-EMV card formats. Our personalization services are technology-driven with full color printing and edge-to-edge coverage, and provide a wide range of card customization options, using advanced processes to personalize (encode, program and emboss or print with data such as cardholder name and account number) and fulfill cards to individual cardholders. Our services provide customers with an inventory of their card stock and fulfillment materials. In addition, we provide EMV data preparation services for our customers and in certain cases generate PIN numbers and mailers on their behalf. We also provide consultation and card design services to further assist customers in card customization.

CPI On-Demand® Solutions

Through our CPI On-Demand® services, we are able to produce images, personalized payment cards and related collateral on a one-by-one, on-demand basis for our customers, enabling individualized offerings and reducing inventory. Our service offering includes online ordering of a customized payment card through a program manager, with direct fulfillment to a consumer. We believe the CPI On-Demand solution further differentiates us with our financial institution and prepaid debit card program manager customers and enables us to access new, business-to-business and business-to-consumer verticals such as healthcare, transit, payroll, corporate incentives, government disbursement, benefits and insurance.

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

Instant Card Issuance Systems and Services

We offer Card@Once, our proprietary and patented instant card issuance system and software-as-a-service, which provides our card issuing-bank customers the ability to issue a completely personalized, permanent debit or credit card within the bank branch to individual cardholders upon demand. Our instant issuance system is enabled by cloud-based software that securely transfers data from our servers to the card branch to encode a magnetic stripe, a contact EMV card or a contactless dual-interface EMV card, and personalizes the card on a desktop printer solution provided by CPI. These processes are audited for PCI data security standards compliance annually. Our instant issuance system generates both initial sales revenue for the printer solution and recurring revenue from card personalization and sales of cards and consumables. We offer multiple Card@Once solutions, including our latest innovation, which is our premium Spectrum solution that enables issuers to produce a higher resolution payment card with over-the-edge printing capability.

Digital Services

While not currently significant to our financial results, we provide digital services and issuance technologies, including online card ordering, order lifecycle management, customer inventory management, self-service card customization, and other innovative solutions.

Suppliers

While we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them, the objective of our procurement strategy is not to depend on any single supplier. However, certain components are only available from a single supplier, or substituting a component from a different supplier may require additional time and investment. Some of the most important components of our products include the EMV/ contactless microchips and antennas. Our main suppliers of EMV/ contactless microchips and antennas include four leading international manufacturers with locations in Germany, Thailand, Netherlands, South Korea, and Singapore. For the year ended December 31, 2021 approximately 92% of our purchased microchips and antennas came from these four main suppliers, and approximately 64% came from one supplier, primarily on a purchase order basis. The other key components for our products are substrates and inlays. Additionally, our Second Wave® payment cards feature a core made with ROBP, which we currently source from one supplier in Haiti.

We monitor supply chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation, resiliency and price.  Surges in demand for certain raw materials and components, as well as other factors such as staffing challenges, have continued to strain the global supply chain network, which has resulted in increased costs of such raw materials and components, increased shipping costs, freight and logistics delays, longer lead times and unpredictability. Although we strive to place orders for materials and components sufficiently in advance to compile buffer stock to mitigate the impacts of freight and logistics delays and to bolster our access to raw materials and components, it is difficult to predict the ability of our suppliers to continue to fulfill such orders, and it is possible that such delays as well as costs to obtain such raw materials and components will increase in 2022. If suppliers cannot fulfill our microchip orders this can constrain our ability to support customer demand and negatively impact net sales in 2022. We significantly increased inventory levels in 2021 to mitigate the supply chain constraints discussed above.

Customers

We categorize our customers as follows: large issuers, small to mid-sized issuers, FinTechs, prepaid debit issuers and program managers and Group Service Providers. Our diverse customer base includes some of the largest issuers of credit and debit cards in the United States and the largest Prepaid Debit Card program managers. The Company had one customer that accounted for 10% or more of its net sales in 2021. Net sales from this customer was approximately 18% of total net sales for the year ended December 31, 2021. We have been serving this customer for greater than 10 years. In addition, nearly two-thirds of our net sales for the year ended December 31, 2021 were from our top ten direct customers, which includes certain Group Service Providers. We have been serving these top ten direct customers for an average of greater than 10 years. In addition, through our direct and indirect customer relationships, approximately two-thirds of our annual net sales in our Debit and Credit segment are derived from small- to mid-sized issuers and FinTechs. Individually, many of these customers represent minor amounts of our annual net sales as these small- to mid-sized issuers, including independent community banks and credit unions, do not require a significant amount of annual replenishment of Financial Payment Cards or ongoing card data personalization.

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

Production and Services

We have a network of high-security facilities that we leverage to balance customer orders, expand the array of products and services available to our customers and provide consistent supply. We have designed our facilities and operating processes to target providing exceptional service to all customers, with capabilities to:

●	execute high-volume production runs that allow us to offer cost-effective price points on large orders;
●	execute lower-volume production runs of smaller orders, as well as on-demand solutions; and
●	meet the specific needs of our Prepaid Debit Card customers, as an industry leader in tamper-evident secure card packaging, and through our expertise and capabilities specifically designed for this prepaid retail market.

As of December 31, 2021, we operate facilities comprising approximately 386,000 square feet in the United States where we focus on Financial Payment Card production, personalization services, card printer provisioning and fulfillment, card packaging and fulfillment services. See Part I, Item 2, Properties in this Annual Report on Form 10-K for information on the operations of each facility.

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

In addition, we seek to embrace practices and solutions at our facilities designed to limit our impact on the environment, preserve natural resources and create innovative and responsible products. Our key areas of focus in this area include: incorporating environmental sustainability practices as and where feasible in alignment with our business model, values and customer needs; engaging employees; and communicating and promoting our commitment and contribution to more sustainable practices and products.

Sales and Marketing

We market ourselves as a leader and trusted partner in payments, seeking to meet or exceed the needs of our customers through high quality, flexibility and meaningful, innovative products at value-driven pricing. We strategize and collaborate with our customers to bring them valuable and innovative solutions. We have sales representatives, customer relationships and partners that provide a wide geographic reach across the United States to sell and market our solutions. Our sales representatives offer a complete end-to-end solution that incorporates the full spectrum of our products and services from concept to delivery. Our sales and marketing strategy focuses on strengthening our relationships with existing customers through a consultative approach that includes cross-selling expanded services and sharing expertise to enhance customers’ card programs. We leverage the strength of our full-service offerings to attract new customers. Our marketing efforts focus on the needs of our specific types of customers. By tailoring our marketing strategy to different customer segments, we are able to provide relevant targeted solutions to meet our customer’s individual needs. We use an array of different marketing communications and thought leadership across various industry publications, editorial white papers, case studies, conferences and trade shows, print and digital advertisements, educational webinars, podcasts, and blogs to introduce our existing customers and new customers to innovations in the payments market. We also strive to meet customer demand for new or enhanced products by innovating through research and development activities. We believe these efforts drive customer retention and satisfaction, and attract new customers.

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

Our products and services compete with other card solutions providers. Certain existing and potential customers also have the ability to produce and/or personalize Financial Payment Cards in-house. Accordingly, we compete with certain of our customers, including those that offer transaction processing products and services to financial institutions. We believe we are in competition with Arroweye, CompoSecure L.L.C., Entrust, FIS, Fiserv, Giesecke & Devrient GmbH, HID Global, IDEMIA (formerly known as Oberthur Technologies S.A.), Perfect Plastic, Thales (formerly known as Gemalto NV), Travel Tags, Valid S.A., and WestRock (Multi Packaging Solutions), among others.

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

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards to protect our intellectual property throughout the world. As of December 31, 2021, we had 56 U.S. and foreign trademark registrations and applications, 37 existing U.S. patents, 33 existing foreign patents, as well as 28 pending U.S. and foreign patent applications. Our U.S. and foreign patents and applications have an average remaining maturity of approximately 13 years, and our trademarks will be due for renewal for additional ten year periods on an ongoing basis.

Regulation

Privacy and Data Security

In the course of our business, we receive personally identifiable information of cardholders from our customers, either from a financial institution or through a card processor on behalf of a financial institution. Such information includes names, email and physical addresses, card account numbers and expiration dates. As a service provider to financial institutions in the United States, we are subject to certain Federal Trade Commission requirements, certain privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy statutes and regulations, and certain of the PCI Security Standards Council’s requirements, each of which is subject to change at any time. Outside of the United States, we are subject to privacy laws and regulations of certain countries and jurisdictions. The interpretation and application of privacy and data protection laws are often uncertain and in a state of flux. Furthermore, many of our customers are subject to privacy and data protection laws, and our customers often impose contractual obligations on us related to their obligations. In order to comply with our obligations under applicable privacy laws and regulations and our contractual agreements with our customers, we are required to implement adequate policies and safeguards to protect the privacy of personally identifiable information we receive.

Under the PCI Security Standards Council’s requirements, we must meet certain security standards in order to achieve compliance that allows us to produce and personalize Financial Payment Cards issued on their networks. These standards include extensive requirements with respect to the physical characteristics of our facilities, as well as our electronic treatment and storage of cardholder data. We believe that we have developed significant expertise in achieving and maintaining compliance with the requirements from the Payment Card Brands, and have invested significant capital to achieve and retain compliance, which is regularly verified by both the Payment Card Brands and our customers. We believe the complexity involved and investment needed to obtain and retain these compliance designations may serve as a barrier to new entrants into our market.

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

In 2010, the Dodd-Frank Act was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that: affect the oversight and supervision of financial institutions; provide for a new resolution procedure for large financial companies; introduce more stringent regulatory capital requirements; implement changes to corporate governance and executive compensation practices; and require significant rule-making. The Dodd-Frank Act has generated numerous new regulations that have imposed compliance costs. The Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) which is empowered to conduct rule-making and supervision related to, and enforcement of, federal consumer financial protection laws. The CFPB has issued guidance that applies to “supervised service providers” which the CFPB has defined to include service providers like us as well as CFPB supervised banks and nonbanks. The CFPB has in the past and may in the future issue regulations that may require us to make compliance investments. It is difficult to predict with certainty the extent to which the Dodd-Frank Act, the CFPB or the resulting regulations will impact our business or the businesses of our current and potential customers.

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

Human Capital

Our leadership team has significant experience in the payments industry, and many of our employees possess career-long expertise and knowledge that is unique to the Financial Payment Card industry.  Our compensation programs are designed to attract and retain individuals with the unique skill sets that are fundamental to our business.  We provide our employees with competitive salaries and incentives, access to health insurance and paid time off, in addition to other benefits.  As part of our promotion and retention efforts, we also invest in ongoing leadership development and conduct employee surveys to measure employee engagement and identify areas of focus.

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

We are committed to a diverse and inclusive workplace, in which we promote honest, ethical and respectful conduct. Our Code of Business Conduct and Ethics sets the standards for appropriate behavior, and employees are required to follow these standards and participate in related training. We encourage employees to bring forward issues and concerns.  In addition, we periodically analyze our employment procedures and pay practices to help ensure individuals are provided with equal employment opportunities and equitable pay. We also focus on a variety of community initiatives to enhance the lives of people in the communities where we operate through volunteerism, charitable giving and economic support.

As of December 31, 2021, CPI employed approximately 1,150 full-time employees, roughly 57% male and 43% female. Approximately 52% of the employee base identifies as being within a minority category. Approximately 72% of our full-time employees are production and service facility staff. Additionally, we use the services of temporary workers to provide flexibility for our business needs. None of our employees are represented by labor unions. We believe that our relations with our employees are positive.

Available Information

CPI Card Group Inc. is a Delaware corporation. We were initially formed as CPI Holdings I, Inc. in June 2007 and changed our name to CPI Card Group Inc. in August 2015. Our principal executive offices are located at 10368 West Centennial Road, Littleton, CO 80127, telephone (720) 681-6304. The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of the Company's website (www.cpicardgroup.com), as soon as reasonably practical after they are filed with, or furnished to, the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated into and are not a part of this report. The SEC also maintains a website (www.sec.gov), which contains reports and information statements, and other information filed electronically with the SEC by the Company.

CPI Card Group Inc. qualifies as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act, and has elected to follow certain of the scaled back disclosure accommodations within this Annual Report on Form 10-K. As of June 30, 2021, the market value of outstanding shares of our common stock owned by non-affiliates exceeded $75 million, which triggered the Company being classified as an accelerated filer with respect to SEC regulations and filing requirements effective December 31, 2021.

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

Risk Factors Summary

Risks Relating to COVID-19

●	The effects of the COVID-19 pandemic and responsive government measures as well as related economic disruptions adversely affecting our supply chain, workforce, overall operations and financial condition and ability to market and sell our products.

Risks Relating to our Business

●	Costs associated with our recent transition to being an accelerated filer and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as well as our inability to remediate material weaknesses in internal control over financial reporting and as a result of such material weaknesses, our inability to detect errors on a timely basis and the loss of investor confidence in our financial reporting.
●	Failure to recruit, retain and develop qualified new and replacement personnel amidst labor shortages and in competitive labor markets.
●	Disruptions, delays and increasing costs and inflationary pressures in our supply chain, including with respect to single-source suppliers, or the failure or inability of our suppliers to comply with our codes of conduct or contractual requirements.
●	Failure to retain existing key customers and attract new customers due to competitive products, pricing pressures, extended production lead times, financial health of our customers and macroeconomic conditions affecting our industry or our customers.
●	A cyber-attack or breach of our information technology systems resulting in losses of our intellectual property and/or sensitive cardholder data, harm to our competitive position and a loss of customer trust and confidence, and, as threats evolve, the necessity to invest in significant additional resources to enhance our information security and controls.
●	Our substantial indebtedness and the covenants and restrictions in the agreements governing our indebtedness limiting our ability to use our cash flow in certain areas of our business, capitalize on certain business opportunities and pursue our business strategies, all of which could increase if we incur additional debt.
●	Any interruption of our information technology systems, including disruptions or failures of our third-party data centers, inhibiting our ability to service our customers.
●	A disruption at any of our production facilities and our inability to recover quickly or otherwise provide continuity of production in order to meet customer requirements.
●	The impact of the increasing focus on environmental, social and governance (“ESG”) factors on our ability to access capital, manufacture our products in conformity with stakeholder preferences, and comply with stakeholder demands as well as comply with any new ESG related regulatory requirements.
●	The effects of climate change on our business.
●	Our inability to protect our trade secrets, intellectual property and proprietary software, to obtain additional intellectual property rights in the future, and to ensure our products are not infringing the intellectual property rights of others.
●	Defects in our software and computing systems, resulting in errors or delays in the processing of transactions and other interruptions in our business operations.
●	The effects of the low trading volume and fluctuating trading price of our common stock as well as terms of our outstanding indebtedness and market conditions on our ability to access capital markets.
●	Problems in our production processes, including as a result of mechanical or technological failures, which could lead to reduced production capacity and quality.
●	Our inability to undertake time-consuming and costly research and development activities in order to develop new or enhanced products.
●	An increased number of states seeking to apply sales tax “nexus” laws or future increases in U.S. federal or state income taxes, resulting in additional tax expenses in the event we are unable to pass such expenses along to our customers.
●	Our inability to divest or consolidate certain non-strategic businesses, and our inability to execute successfully on an acquisition strategy.
●	A write-down of our long-lived assets, which represent a significant portion of our total assets.
●	Defects in our products that may give rise to products recalls, product liability and warranty claims as well as damage to our reputation.
●	Our inability to renew licenses with key technology licensors, resulting in our loss of access to certain technologies upon which we rely to develop certain of our products.

Risks Relating to our Industry

●	The highly competitive, saturated and consolidated nature of our marketplace.
●	The effects of delays or interruptions in our ability to source raw materials and components used in our products from foreign countries due to economic downturns or disruptions, including as a result of responses to continued outbreaks of COVID-19 and tariffs and trade restrictions.
●	Challenges, costs and potential liabilities associated with compliance or failure to comply with existing or future data privacy and security laws, regulations and requirements.
●	The widespread adoption of technological changes, new products or industry standards, such as digital payment systems or mobile payments, which may render our products obsolete or irrelevant, and our failure to develop and introduce innovative products to address the evolving needs of our customers.
●	The unpredictability of our operating results due to the varying cyclicality of the financial card and electronic payment industries, capital requirements, competition, new product developments, technological changes and other factors.
●	Our failure to comply with the standards of the PCI Security Standards Council, including due to an inability to continue to make investments in our facilities necessary to maintain compliance with such standards.
●	A deterioration in general economic conditions, including rising inflation, resulting in reduced consumer confidence and consumer and business spending.
●	Our failure to comply with environmental, health and safety laws and regulations, including climate change regulations, that apply to our products and the raw materials we use in our production processes.

Risks Relating to Ownership of our Common Stock

●	Our majority stockholders’ continued concentrated ownership of our shares and ability to control decisions regarding our business direction and policies as well as the potential conflicts of interest that may arise between our majority stockholders and our other stockholders.
●	The influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock.
●	Our failure to maintain our listing on the Nasdaq Global Market (“Nasdaq”) due to failure to comply with Nasdaq listing standards.
●	Certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors.

General Risk Factors

●	Our inability to comply with numerous evolving and complex laws and regulations relating to financial reporting standards, corporate governance, data privacy, tax, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, labor and health and safety.
●	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision related to legal or regulatory proceedings or litigation.

Risks Relating to COVID-19

The ongoing COVID-19 pandemic and responses thereto may, or may continue to, adversely affect our supply chain, workforce, overall operations and financial condition, each of which may have a material adverse effect on our business.

The COVID-19 pandemic has caused significant economic disruption and adversely impacted the global economy. Since the beginning of the COVID-19 pandemic in early 2020, we have experienced, and expect to continue to experience, delays in the supply of, and increased costs of, materials necessary to operate our business, and challenges hiring and retaining workers as well as increased labor costs. Federal, state and local government measures in response to the COVID-19 pandemic, including the institution of orders, restrictions and guidelines relating to the operation of our facilities, travel bans and restrictions, quarantines and shutdowns, have impacted and may continue to impact our workforce, sales and marketing efforts, and our operations and have caused and may continue to cause us to incur significant costs and have a negative impact on our sales and results of operations. For example, our sales and customer relationship personnel have been and may in the future be unable to engage in in-person meetings and interaction with our customers. Although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding the duration of such measures and potential future measures. Current material and component shortages, logistics constraints and labor inefficiencies have led to and may continue to lead to increased costs and challenges meeting customer demand, which could have a material adverse effect on our business, results of operations and/or financial condition.

The COVID-19 pandemic has also significantly increased economic and customer demand uncertainty and has caused inflationary pressure in the U.S. and elsewhere as well as supply chain disruptions. Economic uncertainties could continue to adversely affect the financial condition and credit risk of our customers as well as customer demand for the Company’s products and services, particularly if credit card issuers reduce credit limits, close accounts and become more selective in determining to whom they issue credit cards as a result thereof. A prolonged economic contraction or recession may also result in our customers seeking to reduce their costs and expenditures, which could result in lower demand for our products or a shift to demand for lower margin products. If our sales decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected.

Continued uncertainties related to the magnitude, duration and persistent effects of the COVID-19 pandemic may adversely affect our business. These uncertainties include, among other things: the duration and impact of the resurgence in COVID-19 cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of the virus; the availability, acceptance, and effectiveness of vaccines; prolonged reduction or closure of the Company’s operations; disruptions in the global supply chain; increased labor cost and turnover in our facilities as well as challenges hiring production employees; the impact of the pandemic on the Company’s customers and suppliers; the impact of disruptions in the global capital markets and/or declines in our financial performance, which could impact the Company’s ability to obtain financing in the future; and the impact of the pandemic on customer demand for our products and services as discussed above. All of these factors could materially and adversely affect our business, results of operations and/or financial condition.

The global outbreak of COVID-19 continues to evolve. The ultimate impact of the COVID-19 outbreak remains uncertain and subject to change, and we cannot predict its future impacts on our business or the economy as a whole. However, these effects may harm our business, financial condition and results of operations in the near term and could have a continuing material impact on our operations, sales, and liquidity.

Risks Relating to our Business

Our transition to being an accelerated filer and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has been and will continue to be time consuming and costly, and because we have identified material weaknesses in our internal control over financial reporting, our inability to maintain effective internal controls could result in investors losing confidence in the accuracy and completeness of our financial reports or our inability to accurately or timely produce our financial reports, any of which could negatively affect the market price of our common stock, perhaps significantly.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Because we became an accelerated filer effective for the year ended December 31, 2021, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to becoming subject to additional requirements of Section 404 of the Sarbanes-Oxley Act has been and will continue to be time-consuming. Further, the costs associated with compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, we identified several material weaknesses in internal control over financial reporting, as described in Part II, Item 9A, Controls and Procedures in this Annual Report on Form 10-K.

We are in the process of enhancing our internal controls to remediate the material weaknesses. However, we can give no assurance that these measures will be sufficient to remediate the material weaknesses, that additional material weaknesses or significant deficiencies in our internal controls will not be identified in the future or that we will otherwise be able to establish and maintain an effective system of internal controls. As a result of the material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis, our financial statements may be materially misstated, investors may lose confidence in the accuracy and completeness of our financial reports and we may be unable to timely produce our financial reports. Any of the foregoing could negatively affect the market price of our common stock, perhaps significantly. In addition, we could become subject to investigations by any stock exchange on which our securities are listed, the SEC or other regulatory authorities, or litigation or disputes with stockholders, which could require additional financial and management resources and result in more costly directors’ and officers’ insurance, which could have an adverse impact on our business.

The failure to effectively recruit, retain and develop qualified personnel and implement effective succession processes could adversely affect our success and could have a material adverse effect on our business, financial condition and results of operations.

Our business functions are complex and require wide-ranging expertise and intellectual capital. If we fail to recruit, retain and develop personnel who can provide the needed expertise across the entire spectrum of our expertise and intellectual capital needs, then the ability of our business to successfully compete and grow may be adversely affected. The market for qualified personnel is highly competitive and we have experienced labor availability issues in several of our facilities. This shortage of labor has resulted, and may continue to result, in increased compensation and recruiting expenses, which could have a material adverse effect on our profitability, particularly if we are unable to pass all of such expenses on to our customers. In addition, the loss of key personnel without adequate succession plans in place may cause a failure to maintain continuity in key business functions. We may not succeed in recruiting sufficient personnel to support our production needs or may fail to effectively replace current personnel who depart with qualified or effective successors. Personnel shortages have resulted, and may continue to result, in extended production lead times and difficulty in meeting customers’ delivery expectations, which could result in the loss of customers and damage to our reputation and have a material adverse effect on our business, financial condition and results of operations.

A disruption or other failure in our supply chain could adversely affect our business and financial results.

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including product quality control issues, disruptions or delays in our supply chain as well other external factors over which we have no control. Raw materials used in our products may be sourced from a few, or single, key suppliers.

Specifically, certain key components for our Financial Payment Card products include EMV microchips, substrates (such as PVC), resin, modules, antennas and inlays, which we source from multiple suppliers located in Germany, Thailand, the Netherlands, South Korea, the United States, Haiti and Singapore, primarily on a purchase order basis. Though we obtain the microchips used in our Financial Payment Card products from multiple suppliers, we source the substantial majority of such microchips from one supplier. For the year ended December 31, 2021 approximately 92% of our purchased microchips and antennas came from four main suppliers, and approximately 64% came from one supplier. If such supplier is unable to fulfill our orders for microchips or is delayed in shipping microchips to us, we could fail to timely fulfill customer orders, which could damage our reputation and result in a loss of customers and customer opportunities and material harm to our financial results.

Additionally, our Second Wave® cards, featuring a core made with “recovered ocean bound plastic” rely on a largely international supply chain to source and provide such “recovered ocean bound plastic” in accordance with our defined parameters. It is difficult and costly to monitor suppliers of key components and their compliance with our parameters, our codes of conduct, and applicable laws. Any failure by our suppliers to so comply could adversely affect our ability to produce Second Wave payment cards or cards with EMV microchips at all or in a manner consistent with standards agreed upon with our customers, which could adversely affect our business, reputation and customer relationships. Moreover, in certain cases, such as with ROBP, microchip and resin suppliers, we may rely on suppliers for which there are not adequate and immediate or any replacements, which may result in our inability to continue to produce or a reduction in production of products that use components from these suppliers in the event the suppliers terminate their relationships with us, fail to deliver products or materials in required volumes or in required timeframes, or otherwise fail to meet their obligations to us. We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a single-source supplier fails to deliver products or materials as required.

Also, changes in the financial or business condition of our suppliers, political instability, social or civil unrest, war or adverse market conditions in a supplier’s country (including relating to any continued outbreak of COVID-19), demand from other customers of such suppliers or failure to comply with our codes of conduct or other contractual requirements could render our suppliers unable to provide us with, or render us unable or unwilling to accept, the components we need to produce our products and thus subject us to losses or adversely affect our ability to bring products to market. Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, contract requirements, or laws and regulations, and in a timely manner could adversely affect our customer service levels, our reputation and our overall business. For example, we have in the past experienced delays in our supply chain, which made it difficult to produce our products in a timely manner. In addition, any increases in the costs of goods and services for our business, including as a result of inflationary pressures, may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations. If a company in our supply chain engages in illegal, unethical or other questionable conduct, we may not have visibility to these practices and we, and our customers, may face reputational harm in addition to interruptions to our supply chain.

Failure to retain our existing customers or identify and attract new customers would have a material adverse effect on our business.

A substantial portion of our net sales is derived from several large customers. The Company had one customer that accounted for 10% or more of its net sales in 2021. Net sales from this customer was approximately 18% of total net sales for the year ended December 31, 2021. We have been serving this customer for greater than 10 years. In addition, nearly two-thirds of our net sales for the year ended December 31, 2021 were from our top ten direct customers, which includes certain Group Service Providers. We have been serving these top ten direct customers for an average of greater than 10 years. If one or more of our key customer relationships ends, it could have a material adverse effect on our business and financial results. Our ability to provide products and services to these customers and our other customers and meet very high quality standards in a timely manner is critical to our business success. For example, one of the key services that we offer our customers is the prompt and timely production and delivery of replacement debit or credit cards. Orders for replacement debit or credit cards often are placed on short notice and may require personalization. If we are unable to offer these and our other products and services in a high quality and timely manner, our relationships with our customers may be adversely affected and customers may terminate their contracts with us.

In addition, our continued business relationship with our customers may be impacted by several factors beyond our control, including more attractive product offerings from our competitors, pricing and inflationary pressures, the financial health of our customers and macroeconomic conditions affecting the Financial Payment Card industry or our financial institution and other customers.  Because our contractual arrangements with customers generally do not include exclusivity clauses or commitments to order specified quantities of products on a medium or long-term basis, there is no guarantee that we will receive orders on a consistent basis or on favorable terms, or be able to renew contracts or purchase orders in a given year on favorable terms or at all. Additionally, as a result of labor shortages and supply chain constraints, the Company has experienced extended production lead times in some areas of the business and difficulty meeting some customers’ delivery expectations. While we continue to proactively monitor, assess and take steps to minimize disruptions and delays in production, these disruptions and delays have caused, and may continue to cause, the Company to lose or delay customer opportunities.

If we experience difficulty attracting and retaining customers, our business, financial condition and results of operations would be materially and adversely affected.

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, impair customer and vendor relationships, disrupt our internal operations, harm perception of our products and expose us to litigation and/or regulatory penalties, which could have a material adverse effect on our business and our reputation.

The reliability and security of our IT infrastructure and our ability to protect sensitive and confidential information for our customers, which include many financial institutions, is critical to our business.  We have been and may continue to be a target of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, ransomware attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from unauthorized use of or access to computer systems (including from internal and external sources). A breach of our security defenses could result in a loss of our intellectual property, the release of sensitive cardholder information and customer, consumer or employee personal data, or the loss of production capabilities at one or more of our production facilities.  In recent years these types of incidents have become more prevalent and pervasive across industries, including in our industry.

In addition, our encryption systems are at risk of being breached or decoded.  We use encryption technology to protect sensitive data while in transit and at rest. Also, smart cards are equipped with keys that encrypt and decode messages in order to secure transactions and maintain the confidentiality of data. The security afforded by this technology depends on the integrity of the encryption keys and the complexity of the algorithms used to encrypt and decode information. Any significant advances in technology that enable the breach of cryptographic systems, malicious software infiltration or that allow for the exploitation of weaknesses in such systems could result in a decline in the security we are able to provide through this technology. Any material breach of our secured systems could harm our competitive position, result in a loss of customer trust and confidence, and cause us to incur significant costs to remedy the damages caused by system or network disruptions, whether caused by cyber-attacks, security breaches, internal control failures, or otherwise, which could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

We maintain a substantial amount of debt, and we may incur additional debt in the future to help fund our business. The agreements governing our indebtedness do not fully prohibit us or our subsidiaries from incurring additional indebtedness in the future, and to the extent that we incur additional indebtedness, the risks associated with our substantial indebtedness described below, including our possible inability to service our debt, may increase. Our substantial indebtedness and interest expense could have important consequences to us, including:

●	limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, research and development, expanding our infrastructure, capital expenditures and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest, make principal payments and/or otherwise service our debt;
●	impacting our cash flows, results of operations and financial condition when interest rates rise, because the interest rate on our revolving credit facility is a floating rate that varies depending on market interest rates from time to time;
●	limiting our ability to retain or attract customers and our ability to attract or retain qualified employees due to our significant amount of debt and the related implications of such debt for the Company’s long-term financial condition;
●	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our strategy, and other expenses or investments planned by us;
●	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;
●	limiting our ability to timely make our debt service payments or to satisfy our other obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness);
●	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally; and
●	placing us at a competitive disadvantage as compared to our competitors that are less leveraged.

Additionally, the terms of the agreements governing our indebtedness restrict, and any additional indebtedness we may incur in the future could similarly restrict, our ability to operate our business and to pursue our business strategies. Among other things, these agreements restrict our ability to:

●	incur additional indebtedness;
●	create liens or use assets as security in other transactions;
●	enter into certain asset sale transactions or other dispositions of assets;
●	declare or pay dividends, repurchase or redeem stock, or make other distributions to stockholders;
●	make investments in other businesses or joint ventures;
●	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; and
●	enter into transactions with affiliates.

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

Any serious disruption at any of our facilities, including as a result of the COVID-19 pandemic, severe weather conditions, climate change, natural disasters, hostilities, political instability, social unrest, network outages or terrorist activities, could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses.  In the event of a disruption in production at one of our facilities, our other facilities may not have sufficient capacity, may not have the specialized equipment necessary, may have higher production costs, may take significant time to increase production or may fail to meet our customers’ requirements, any of which could negatively impact our business, results of operations and financial condition. Production disruptions may cause our customers to seek alternative supply, which could further adversely affect our profitability.

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

Expectations of stakeholders relating to environmental, social and governance matters may impose additional costs and expose us to new risks as well as have an adverse effect on our business, financial condition, results of operations, and cash flows.

There is an increasing focus from certain investors, regulators, customers and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in the Company if they believe our practices relating to ESG are inadequate, which may hinder the Company’s access to capital. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. In addition to the topics typically considered in such assessments, for businesses in the card manufacturing industry, issues of emissions and plastic waste are of particular importance. For example, increased attention to conservation measures and negative consumer attitudes about plastic products or other components in our products could have an adverse impact on demand for our products, which could adversely impact our business and results of operations.

There have also been changing consumer concerns and perceptions (whether accurate or inaccurate) regarding the potentially adverse environmental effects of substances present in certain consumer products, including substances and components the Company uses in its products, including PVC plastic. Potential consumer concerns may also extend to the sourcing of certain materials and labor and other conditions in those locations. We may be unable to manufacture or procure our products in conformity with these preferences and concerns, or doing so may require significant research and development costs as well as increased costs associated with procuring alternative raw materials and components. We also may need to make changes to our operations that could require additional capital expenditures. This would adversely affect our financial condition, results of operations and cash flows.

Furthermore, customer, investor and consumer expectations in ESG areas have been varied, rapidly evolving and increasing. Specifically, certain customers are beginning to request that the Company provide information on its plans relating to certain environmental related matters such as greenhouse gas emissions, waste sent to landfills and energy usage. The enhanced stakeholder focus on ESG issues requires the continuous monitoring of various and evolving standards, which is time consuming and costly. In addition, in the event that we communicate certain initiatives or goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. A failure to adequately meet these various stakeholder expectations and standards may result in reputational damage, the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

Additionally, the potential for future ESG and climate risk reporting requirements may result in additional costs to monitor, track and report sustainability measures. We have implemented or are considering implementing ESG strategies, including efforts to offer more eco-focused solutions to our customers. Our customers may request that changes be made to our products or operations, as well as other aspects of our production processes. These strategies and customer requests could increase our operating costs and may require the investment of capital. The failure to implement ESG strategies, meet our ESG goals or evolving stakeholder expectations or standards or comply with any new ESG related regulations could adversely affect our reputation and our relationships with customers, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

Climate change may adversely affect our operations and financial performance.

There is continuing concern from members of the scientific community and the general public that emissions of greenhouse gases (“GHG”) and other human activities have caused or will cause significant changes in weather patterns and increase the frequency and severity of extreme weather events, including, without limitation, droughts, wildfires, hurricanes and flooding. Extreme weather events have and may continue to adversely affect us because of their impact on the availability and cost of raw materials and components we need to manufacture our products and that we source from locations in the United States and internationally that have experienced and may continue to experience such events. In addition, extreme weather events could have an adverse impact on, among other things, our customers’ demand for our products and services due to impacts of such events on them as well as decreased consumer demand and spending power as a result of such events, and also on our insurance premiums, operating costs and ability to timely fulfill customer orders in the event of damage or disruption to one of our facilities resulting from such an event.

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

Companies in our industry aggressively protect their intellectual property rights.  Our products often contain technology provided to us by other parties such as suppliers or customers, and we compete in an industry that is highly active in generating intellectual property.  We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. From time to time, we receive notices or are named in litigation that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights or that challenge the validity of our patents.  In addition to the costs and distraction that result from intellectual property litigation and infringement claims, an adverse outcome in these types of disputes could prevent us from offering some of our products and services or from enforcing our intellectual property rights.  Settlements can involve royalty or other payments that could reduce our profit margins and may have a material adverse effect on our financial results.  Our suppliers, customers and licensors may not be required to fully indemnify us for the costs of defending against infringement claims.  In addition, we may be required to indemnify some customers and strategic partners related to allegations, regardless of merit, that our products infringe on the intellectual property rights of others.

We also face risks related to open source software.  Certain of our software is derived from open source software, which is generally made available to the public by its authors and/or other third parties.  Open source software is often made available under licenses, which impose certain obligations in the event we distribute derivative works of the open source software.  These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works on terms different from those customarily used to protect our intellectual property.  With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software.  Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software.  Usage of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties, controls on the origin or development of the software or remedies against the licensors.  Many of the risks associated with open source software cannot be eliminated and could have a material adverse effect on our business, financial condition and results of operations.

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

In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. The terms of our outstanding indebtedness, low trading volume and the fluctuating trading price of our common stock may adversely affect our ability to access capital markets and any such financing may not be available on favorable terms, or at all.  If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements.  We may be unable to access capital due to unfavorable market conditions or other market factors outside of our control, and there can be no assurance that we will be able to raise additional capital when needed. Any failure to achieve adequate funding will delay our products and services innovation and development and could lead to abandonment of one or more of our strategic initiatives.  Any of these events could materially harm our business, financial condition and prospects.

Our business could suffer from problems in production quality, materials and process, which could reduce, delay or interrupt production of our products, resulting in adverse impacts to our business and financial results.

We produce our products using processes that are highly complex, require complex and costly equipment and must continually be modified to improve yields and performance.  Difficulties in the production process can reduce product yields, reduce product quality or interrupt production altogether. We may not have adequate replacements for failing or malfunctioning machinery available in a timely fashion. Additionally, we have experienced malfunctions and errors, including human error, relating to the operation of certain machinery and systems used in our production process that, in some instances, have resulted in the delivery to our customers of products that did not meet their standards or specifications or whose functionality in the marketplace was adversely impacted. Such problems may result in our inability to properly fulfill customer orders and/or our obligation or election to replace products at our cost and expense, provide credit to or reimburse customers for related damages. We may also be subject to claims relating to such issues. The occurrence of any of these risks could damage our reputation and result in the loss of business, which could have an adverse impact on our business, financial condition and results of operations.

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

Our future success depends upon our ability to develop, introduce and commercialize new products, which can be a lengthy and complex process.  We may be unable to commercialize new or improved products we may develop on a timely basis or at all.

The development of new or enhanced products is a complex and uncertain process requiring the accurate anticipation of technological, market and industry trends, as well as precise technical execution, all of which could adversely affect our ability to meet customer demand for new or enhanced products.  The successful development of new products may require us to undertake time-consuming and costly research and development activities, and we may experience difficulties or challenging market conditions that could delay or prevent the successful development, commercialization and marketing of these new products, including, for example, limited or delayed market acceptance of dual-interface EMV technology or eco-focused card solutions in the United States. Before we can commercialize any new products, we may need to expend significant funds in order to conduct substantial research and development.  Additionally, we have limited research and development resources as compared to many of our competitors, which may result in an immature product development process and lengthy product roll-outs. If we have difficulty producing innovative products, there could be a material adverse effect on our revenue, results of operations, reputation and business.  New or enhanced product offerings may also expose us to additional risks, such as new sources of supplies, increased regulation or reputational harm.

As we develop products, we may need to make significant investments in product development and new technology, as well as sales and marketing resources.  Furthermore, if we are unable to develop and introduce new and innovative products in a cost-effective and timely manner, our product and service offerings could be rendered obsolete.  In addition, competitors may be able to develop and commercialize competing products more quickly and efficiently.  Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may become subject to additional sales tax collection obligations and claims for uncollected amounts, new U.S. tax legislation could expose us to additional tax liabilities and our income tax positions may be challenged by relevant tax authorities, all of which could adversely affect our cash flows and financial results.

Several states have adopted legislation requiring out-of-state sellers to collect and remit sales tax on sales transactions into those states where they have no physical presence. States seeking to expand applicability of sales tax “nexus” laws could result in additional tax expenses in the event we are unable to pass these expenses along to our customers and additional administrative burden to collect and remit sales tax in such jurisdictions. In 2020, we determined that sales tax was not properly collected from certain customers and remitted to the appropriate state tax authorities, and we recorded an associated sales tax expense (see Part II Item 8, Financial Statements and Supplementary Data, Note 15 “Commitments and Contingencies” in this Annual Report on Form 10-K regarding the sales tax expense and liability recorded). Our sales tax positions may be challenged by relevant tax authorities and we may not be successful in defending against any such challenge, which may subject us to retroactive assessment of state or local sales taxes in such jurisdictions and adversely affect our future cash flows and financial results.

In addition, we are subject to U.S. federal and state income taxes. Our tax receivables may not be realized, and our tax expense and the tax positions included in our financial statements, which are subject to estimates, could be impacted by changes in rules or interpretations of existing tax laws and changes in U.S. federal and state tax legislation and tax rates. New legislation may be enacted which could increase income tax rates in jurisdictions where we operate or have nexus and materially impact our tax provision, cash tax liability and effective tax rate. Additionally, our income tax positions may be challenged by relevant tax authorities and we may not be successful in defending against any such challenge, which may adversely affect our future cash flows and financial results.

We may not be able to sell, exit or reconfigure businesses or facilities that we determine no longer meet with our strategy or that should be consolidated, and we may not be able to execute on an acquisition strategy or integrate acquisitions successfully.

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

We intend to continue to seek additional acquisition opportunities to potentially expand into new markets and to enhance our position in existing markets. We cannot assure we will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, any acquisition, once successfully integrated, may not perform as planned, be accretive to earnings, or prove to be beneficial to our operations and cash flow.

Our long-lived assets represent a significant portion of our total assets, and we may never realize their full value.

Our long-lived assets recorded as of December 31, 2021 include $47.3 million of plant, equipment, leasehold improvements and operating lease right-of-use assets, $21.9 million of net intangible assets, and $47.2 million of goodwill.

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

We offer highly complex services and products and, accordingly, from time to time, defects have occurred.  Such defects can give rise to significant costs, including expenses relating to recalling products, replacing defective items, writing down defective inventory, the loss of potential sales and claims by third parties.  In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages caused by such defects.  If we sell defective products into the market, our reputation could suffer, and we may lose sales opportunities and incur liability for damages, including damages claims from customers in excess of the amounts they pay us for our products, including consequential damages. In addition, our customers may recall their products if they prove to be defective or make compensatory payments in accordance with industry or business practice or in order to maintain good customer relationships. If such a recall or payment is caused by a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. If any of these risks materialize, our reputation would be harmed and there could be a material adverse effect on our business, financial condition and results of operations.

We rely on licensing arrangements in production and other fields, and actions taken by any of our licensing partners could have a material adverse effect on our business.

Many of our products integrate third-party technologies that we license or otherwise obtain the right to use, including software relating to smart card operating systems used in products such as EMV cards.  As part of our strategy, we have entered into licensing agreements with other leading industry participants that provide us with, among other benefits, access to technology owned by third parties.  For example, we license card technology for use in certain of our products, including in EMV cards.  This card technology provides a secure environment for applications on smart cards and other devices with limited memory and processing capabilities, and we rely on our commercial arrangements with the licensors of such technology for the continued use of these platforms.  These licensors may not continue to renew their licenses with us on similar terms or at all, which could negatively impact our net sales. We have also entered into cross-licensing agreements with certain of our competitors that provide for an exchange of intellectual property, including the sharing of certain patent rights in our respective portfolios. We also may seek to enter into additional cross-licensing arrangements with certain competitors as we pursue additional growth initiatives.  If we are unable to enter into new cross-licensing agreements or continue to successfully renew existing cross-licensing agreements, we may lose our access to certain technologies that we rely upon to develop certain of our products and or be forced to cease or delay certain growth initiatives, which could have a material adverse effect on our business.

Risks Relating to our Industry

We face competition that may result in a loss of our market share and/or a decline in our profitability.

Our marketplace is highly competitive, relatively saturated and increasingly consolidated.  We expect these market dynamics to continue for new product innovations, and as competitors develop lower-cost production processes, competitors consolidate and other competitors attempt to enter the markets in which we operate.

Some of our competitors have larger global customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other capabilities than we do. These competitors may be able to adapt more quickly to new technological requirements and changes in customer and/or regulatory requirements to leverage their scale to lower production costs and prices, and utilize their global footprint to win certain customers with card needs in multiple markets. We also face competition from newly established competitors, suppliers of products and customers who choose to develop their own products and services.

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

Delays or interruptions in our ability to source raw materials and components used in our products from foreign countries, as well as trade restrictions on goods imported into the United States, could materially harm our business, financial condition and results of operations.

Most of our microchips, as well as certain other raw materials used in our products, are imported from suppliers located outside of the United States.  We have experienced and may continue to experience delays and interruptions in our ability to obtain materials imported into the United States due to global economic downturns and trade disruptions, including related to the COVID-19 pandemic. We may also experience such delays and interruptions in our supply chain due to political instability, civil unrest or war in countries from which we directly or indirectly source raw materials and components used in our products. Additionally, the U.S. government has imposed tariffs on imports from certain countries, including countries in which our suppliers are located, and may impose further tariffs and/or trade restrictions.  The future status of certain existing international trade agreements to which the United States is party is also uncertain, and such trade agreements could be terminated or replaced. Any of these factors could depress economic activity, restrict our access to suppliers and have a material adverse effect on our business, financial condition and results of operations.

Existing tariffs are also subject to a number of uncertainties as they are implemented, including future adjustments and changes to the products covered by additional tariffs and to the countries included or excluded from such tariffs. Changes in U.S. trade policy have resulted in one or more foreign governments, including China, adopting responsive trade policies that make it more difficult or costly for us to import our products, or to purchase products which include components, from those countries. Additional trade restrictions may lead to increased prices to our customers, which may reduce demand, or, if we are unable to achieve increased prices, result in lowering our margin on products sold and adversely affecting on our business, financial condition and results of operations.

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

In operating a Financial Payment Card business, we manage large amounts of personally identifiable information of cardholders, including cardholder names, account numbers and similar information and are thus subject to laws and requirements relating to data privacy and security, which continue to evolve and may become increasingly difficult to comply with. For example, the California Consumer Privacy Act and the California Privacy Rights Act  generally require companies like CPI, who process consumer personal information on behalf of their customers, to use, retain or disclose consumer personal information solely for certain limited purposes, including to provide services to our customers according to the terms of our customer contracts. Other states have enacted similar data privacy laws and regulations and/or amended their existing data privacy laws and regulations. Furthermore, to the extent these laws apply to our customers, our customers have imposed, and may continue to impose additional, privacy related contractual obligations on us, adherence to which may require additional investment in resources and internal processes. Additionally, as we continue to innovate our products and services offerings and expand into new lines of business and as the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we may become subject to additional data privacy and security legal requirements and regulations. New products and services we develop may also require that we obtain and retain more personally identifiable information for a longer period of time than we have done historically. We have incurred significant expenses to meet the obligations of current privacy-related laws and requirements, and we expect to continue to incur these as well as additional expenses if we become subject to additional privacy-related laws and regulations, which will continue to necessitate us making changes to our internal processes, procedures and systems. Failure to comply with existing or future data privacy and security laws, regulations and requirements to which we are or become subject could result in fines, sanctions, penalties, civil lawsuits or other adverse consequences as well as loss of customer and consumer confidence, which could materially adversely affect our results of operations, overall business and reputation. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to increased program costs, liability and reputational damage.

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

Our ability to develop and deliver new products and services successfully will depend on various factors, including our ability to:

●	effectively identify and capitalize upon opportunities in new and emerging product markets;
●	invest resources in innovation and research and development;
●	complete and introduce new products and integrated services solutions in a timely manner;
●	license any required third-party technology or intellectual property rights;
●	qualify for and obtain required industry compliance for our products;
●	effectively manage the supply chain and related risks;
●	comply with applicable data protection regulations; and
●	retain and hire personnel experienced in developing new products and services.

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

Our operating results are affected by a wide variety of factors that could materially and adversely affect revenue and profitability or lead to significant variability in our operating results.  These factors include, among others, the varying cyclicality of the financial card and electronic payment industries, labor and supply challenges, capital requirements, Payment Card Brands standards and requirements, competition, new product developments, technological changes and other factors.

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

We make significant investments in our network of high-security facilities in order to meet these standards and criteria, including investments required to satisfy changes adopted from time to time in their respective standards and criteria.  Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have constituted in the past an important part of our revenue and profitability.  For the year ended December 31, 2021, the vast majority of the products we produced and services we provided were subject to compliance with the standards of one or more of the Payment Card Brands. If we were to lose compliance with one or more of the standards of the Payment Card Brands or of the PCI Security Standards Council for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the networks of the Payment Card Brands.  Additionally, certain of our facilities operate under variances of certain of these standards. If such variances are not granted in the future or if we are required to move a facility in order to maintain compliance, we may incur significant costs and delays, or may lose our ability to offer services in that facility, which would be disruptive to our business and have an adverse effect on our customer relationships and financial results. If, as a result of noncompliance with standards of the PCI Security Standards Council or other standards of the Payment Card Brands, we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with reduced levels of consumer and business spending, ongoing inflation and the effects of an economic downturn on retailers could adversely affect our business, financial condition and results of operations.

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

Inflation, which increased significantly during 2021, has adversely affected us by increasing the costs of materials and labor needed to operate our business and could continue to adversely affect us in future periods. In the event inflation continues to increase, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. However, such increases may result in customer pushback or attrition and be difficult or impossible in future periods, all of which may have an adverse effect on our financial condition and results of operations. Additionally, actions by the government to stimulate the economy may increase the risk of significant inflation, which may also have an adverse impact on our business or financial results.

Environmental, health and safety laws and regulations, including climate change regulations, expose us to liability and any such liability may have a material adverse effect on our business.

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

The increasing concern over climate change has resulted in a broad range of proposed and promulgated federal, state and local regulations aimed at mitigating the effects of climate change, including regulating emission of carbon dioxide, methane and other GHG emissions, mandating recycling of plastic materials, imposing energy or carbon or other waste taxes and effectuating other governmental charges and mandates. Because we use materials in many of our products and engage in manufacturing processes that may be the subject of certain of these regulations, if enacted, such regulations could result in additional costs and adverse effects on our business in the form of (i) additional taxes, (ii) potential fines for noncompliance, (iii) restrictions on output, (iv) additional expenditures to either purchase new, or modify existing, equipment or processes, (v) required acquisition or trading of emission allowances and/or (v) increased costs in the price of energy and/or in procuring alternative or additional raw materials from our suppliers.

Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such regulation could have a material adverse effect on our business, results of operations, financial position, capital expenditures and reputation.

These developments and further legislation that is likely to be enacted could negatively affect our operations. Changes in health and safety or environmental regulations could increase our production costs, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Ownership of our Common Stock

Our majority stockholders have the ability to control significant corporate activities, which may result in the Company taking actions that other stockholders did not approve, and their ownership of a significant percentage of our outstanding common stock may adversely impact the liquidity and trading price of our stock.

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital), own approximately 58% of our common stock, in the aggregate, as of December 31, 2021.  Continuation of this concentrated ownership could result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity. Additionally, the price of our common stock has experienced volatility due to the limited number of shares available to trade on the open market.

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

The shares of our common stock held by the Tricor Funds are registered for resale, which means that they may be offered and sold to the public now or in the future without regard to the volume limitations under Rule 144 of the Securities Act. If and when some or all of these shares are sold by the Tricor Funds or the participants in their funds, either through sale on the open market, through privately negotiated transactions or through a distribution to the participants in their funds, or if it is perceived that they will be sold, the market price of our common stock could decline.

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

The trading market for our common stock could be influenced to some extent by the research and reports that industry or financial analysts publish about the Company and our business. We do not control these analysts. Historically, we have not attracted substantial research coverage, and the analysts who publish information about our common stock may have relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain additional securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

If we fail to meet the continued listing standards of the Nasdaq Global Market, our common stock may be delisted, which may adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the Nasdaq Global Market. In order to maintain our listing on Nasdaq, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public stockholders, a minimum number of publicly held shares, a minimum market value of publicly held shares and a minimum bid price, in addition to meeting certain corporate governance requirements.  There can be no assurance that we will be able to maintain compliance with the requirements for continued listing of our common stock on Nasdaq. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market. Any delisting from Nasdaq could result in significant material adverse consequences for our stockholders, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Other consequences could include a loss of confidence by investors, customers, suppliers and employees, and an adverse effect on our ability to obtain financing to continue operations.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders.  The provisions in our amended and restated certificate of incorporation and bylaws include, among other things, the following:

●	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
●	following the time that the Tricor Funds and their affiliates cease to beneficially own a majority of our common stock, stockholder action may only be taken at a special or regular meeting and not by written consent, and special meetings may only be called by a majority of the total number of directors that we would have if there were no vacancies on our board of directors;
●	advance notice procedures and information and disclosure requirements for nominating candidates to our board of directors or presenting matters at stockholder meetings; and
●	allowing only our board of directors to fill vacancies on our board of directors.

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

We are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, and labor and health and safety laws and regulations in each jurisdiction in which we operate.  Though we currently have limited international operations, the expansion thereof in the future may increasingly expose us to risks associated with international business operations, including political instability (e.g., the threat of or actual war, terrorist attacks or civil unrest), inconsistent regulations across jurisdictions, unanticipated changes in the regulatory environment, and import and export restrictions.  Any of these events may affect our employees, reputation, business or financial results as well as our ability to meet our objectives.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information regarding each of our facilities, which may include multiple leases at each location, is set forth below.

		Square	Owned/
Location	Operations	Footage	Leased
Littleton, Colorado	Financial Payment Card production, corporate facility	65,000	Leased
Roseville, Minnesota	Financial Payment Card production, card personalization services, card packaging services, fulfillment	205,000	Leased
Fort Wayne, Indiana	Financial Payment Card production	45,000	Leased
Nashville, Tennessee	Financial Payment Card personalization services, instant issuance, fulfillment	71,000	Leased

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

Market

In August 2021 our common stock returned to listing and is currently traded on the Nasdaq Global Market under the symbol “PMTS”.

Holders

There were twenty-seven stockholders of record as of February 22, 2022. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

We do not currently expect that any cash or other dividends will be paid to holders of our common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s board of directors.

Repurchases

There were no shares repurchased during the years ended December 31, 2021, and 2020.

Item 6.

[Reserved]

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

Company Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover® in the United States and Interac, in Canada). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides card issuing bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card solutions market through more than 20 years of experience.

We serve a diverse set of several thousand customers which includes direct customers and indirect customer relationships whereby CPI provides Financial Payment Card solutions to a customer through a Group Service Provider (as defined below). Our customers include some of the largest issuers of debit and credit cards in the United States, the largest Prepaid Debit Card program managers in the United States, numerous financial technology companies (“FinTechs”), as well as independent community banks, credit unions and Group Services Providers. We define “Group Service Providers” as reseller or card processor organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services.

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

Driven by a combination of our strong relationships, quality, technology, and innovation, we believe we have strong positions in the following markets:

●	the U.S. prepaid debit market, serving many of the top U.S. Prepaid Debit Card program managers;
●	the U.S. small to mid-sized issuer market, which includes independent community banks and credit unions;

●	the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers; and
●	the U.S. FinTech market, where we produce and personalize Financial Payment Cards for financial technology companies.

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and may negatively influence our financial and operating results:

●	We have experienced, and expect to continue to experience, labor availability issues, particularly in the Company’s production facilities. In the year ended December 31, 2021, the Company incurred increased employee compensation and recruiting expenses in Cost of Sales and Operating Expenses, which we expect to continue to increase throughout 2022 and possibly beyond as the Company continues to actively recruit additional employees. Also as a result of labor shortages and supply chain constraints, as described below, the Company has experienced extended production lead times in some areas of the business and difficulty meeting some customers’ delivery expectations. We continue to proactively monitor, assess and take steps to minimize disruptions and delays in production; however, these disruptions and delays have caused the Company to lose or delay customer opportunities, and are likely to continue throughout 2022 and possibly beyond.

●	Surges in demand for certain raw materials and components, as well as other factors such as staffing challenges, have continued to strain the global supply chain network, which has resulted in increased costs of certain raw materials and components, increased shipping costs, freight and logistics delays, longer lead times and unpredictability. In particular, shortages of raw materials and components that we use in many of our products is expected to continue for the foreseeable future and may adversely affect our ability to meet customer demand for our products. Although we strive to place orders for materials and components sufficiently in advance, to compile buffer stock to mitigate the impacts of freight and logistics delays and to bolster our access to raw materials and components, it is difficult to predict the ability of our suppliers to continue to fulfill such orders or to do so in a timely manner, and it is likely that such delays as well as costs to obtain such raw materials and components will increase in 2022 and possibly beyond. Additionally, certain microchip manufacturers recently indicated they plan to limit the types of microchips that they manufacture, which will affect our ability to continue to provide lower-cost contact microchips for certain of our customers. This could cause us and affected customers to migrate programs to more expensive microchip options or to contactless cards at a faster pace than expected, which may be costly and disruptive for the Company and affected customers. While we may be able to pass on some of our increased labor and material costs to our customers, we expect these factors will impact profitability in 2022 and possibly beyond. In addition, given that raw materials inventory is recognized on a first-in, first-out basis, we expect the impact of increasing raw materials costs to be realized into our statement of operations in 2022 and possibly beyond.
●	Our Second Wave® payment cards feature a core made with recovered ocean-bound plastic (“ROBP”), which we source from Haiti and process using single source suppliers. Due to political instability and other factors in Haiti as well as the supply chain constraints described above, there is an increased likelihood that we may face challenges in obtaining an adequate supply of ROBP, which is necessary to meet customer demand for our Second Wave cards. The Company actively monitors and manages its supply chain, including compiling buffer stock of materials and seeking alternative suppliers and sources for ROBP, but it is uncertain how the current political climate in Haiti and other factors in the ROBP supply chain will affect our ability to continue obtaining sufficient ROBP. Additionally, to the extent we are able to secure one or more alternative suppliers of ROBP, we may be subject to increased shipping and materials costs, which we may not be able to pass through to our customers.
●	As of June 30, 2021, the market value of outstanding shares of our common stock owned by non-affiliates exceeded $75 million, which triggered the Company being classified as an accelerated filer with respect to SEC regulations and filing requirements effective with the year ended December 31, 2021. As a result, our annual assessment of the effectiveness of our internal control over financial reporting must be audited by our external audit firm in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Preparations to comply and continued compliance with this new requirement has significantly increased our compensation expense, professional fees and other administrative costs during the year ended December 31, 2021. We expect these increased costs to continue in 2022 and possibly beyond. In connection with our evaluation and testing during 2021, management identified deficiencies that they determined resulted in material weaknesses in internal controls. For additional information, see Part II, Item 9A, Controls and Procedures in this Annual Report on Form 10-K.

2021 Summary of Financial Performance

During the year ended December 31, 2021, net sales increased 20.2% from the prior year, to $375.1 million, and we recorded income from operations of $59.5 million, compared to net sales of $312.2 million and income from operations of $38.4 million during 2020. Our operating margin for the year ended December 31, 2021 increased to 15.9% compared to 12.3% in the prior year. For the year ended December 31, 2021, we recorded net income of $15.9 million, compared to $16.1 million in 2020, a decrease of $0.2 million.

Cash provided by operating activities for the year ended December 31, 2021 was $20.2 million, representing a decrease of $1.9 million compared to $22.1 million in the prior year.

Segment Overview

Our business consists of the following reportable segments:

●	Debit and Credit;
●	Prepaid Debit; and
●	Other.

Debit and Credit Segment

Our Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless (dual-interface) cards and plastic and encased metal cards, and Second Wave payment cards featuring a core made with ROBP. We also sell Card@Once, our proprietary and patented instant card issuance system and software-as-a-service, and other private label credit cards that are not issued on the networks of the Payment Cards Brands. We provide CPI On-Demand services, where we produce images, personalized payment cards and related collateral on a one-by-one, on-demand basis for our customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services. The Debit and Credit segment operations are each audited for compliance by one or more of the Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council.

Prepaid Debit Segment

Our Prepaid Debit segment primarily provides integrated prepaid card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The Prepaid Debit segment operation is audited for compliance by one or more of the Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council.

Other

Our Other segment includes corporate general and administrative expenses.

Key Components of Results of Operations

Set forth below is a brief description of key line items of our consolidated statements of operations and comprehensive income.

Net Sales

Net sales reflect our revenue generated from the sale of products and services. Product net sales include the design and production of Financial Payment Cards, including contact and contactless cards, and Second Wave® ROBP cards. Contactless EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards. We also generate product revenue from the sale of our Card@Once instant issuance system and consumables, private label credit cards and retail gift cards. Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, including CPI On-Demand services, tamper-evident security packaging, fulfillment services and software as a service personalization of instant issuance Financial Payment cards. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2 “Summary of Significant Accounting Policies” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates—Revenue Recognition” in this Annual Report on Form 10-K for further information and timing of revenue recognition for net sales. We include gross shipping and handling revenue in net sales.

Cost of Sales

Cost of sales includes the direct and indirect costs of the products we sell and the services that we provide. Product costs include the cost of raw materials, including microchips and antennas for contactless EMV cards, labor costs, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Product costs also include Card@Once instant issuance printer costs. Services costs include the cost of labor, raw materials in the case of tamper-evident security packaging, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, promotional activity, and employee relations. We include the costs of shipping and handling in cost of sales.

Gross Profit and Gross Margin

Gross profit consists of our net sales less our cost of sales. Gross margin is gross profit as a percentage of net sales.

Operating Expenses

Operating expenses are primarily comprised of selling, general and administrative expenses (“SG&A”) which generally consist of expenses for executive, finance, sales, marketing, legal, information technology, customer service, human resources, research and development and administrative personnel, including payroll, benefits and stock-based compensation expense, bad debt expense and outside legal and other advisory fees, including consulting, accounting, and software related fees. Operating expense also includes depreciation and amortization expense and may include impairment charges on tangible and intangible assets, when necessary.

Income from Operations and Operating Margin

Income from operations consists of our gross profit less our net operating expenses. Operating margin is income from operations as a percentage of net sales.

Other Expense, net

Other expense, net consists primarily of interest expense.

Income tax (expense) benefit

Income tax (expense) benefit consists of our U.S. federal and state income taxes at statutory rates, including the impact of other items such as valuation allowances, tax credits, permanent items, and foreign taxes.

Net Income

Net income consists of our income from operations, less other expense, net, and income taxes.

Results of Operations

Year Ended December 31, 2021 Compared With Year Ended December 31, 2020

The table below presents our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Net sales:
Products	$199,586	$171,968	$27,618	16.1%
Services	175,533	140,221	35,312	25.2%
Total net sales	375,119	312,189	62,930	20.2%
Cost of sales	233,693	201,881	31,812	15.8%
Gross profit	141,426	110,308	31,118	28.2%
Operating expenses	81,962	71,917	10,045	14.0%
Income from operations	59,464	38,391	21,073	54.9%
Other income (expense), net:
Interest, net	(30,608)	(25,397)	(5,211)	20.5%
Loss on debt extinguishment	(5,048)	(92)	(4,956)	*
Other income (expense)	14	(17)	31	*
Income before income taxes	23,822	12,885	10,937	*
Income tax (expense) benefit	(7,881)	3,305	(11,186)	*
Net income from continuing operations	$15,941	$16,190	$(249)	(1.5)%
Net loss from discontinued operations	—	(61)	61	*
Net income	$15,941	$16,129	$(188)	(1.2)%
* Not meaningful

Net Sales

	Year Ended December 31,
	2021	2020	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$296,204	$250,427	$45,777	18.3%
Prepaid Debit	79,213	63,596	15,617	24.6%
Eliminations	(298)	(1,834)	1,536	*
Total	$375,119	$312,189	$62,930	20.2%
* Not meaningful

Debit and Credit:

Net sales for Debit and Credit increased $45.8 million, or 18.3%, due primarily to the ongoing transition to contactless cards and new customer growth. Product net sales increased due to higher volumes of contactless cards and higher Card@Once instant issuance sales. Additionally, net sales from card personalization services increased due to higher volumes of contactless cards and higher CPI On-Demand sales. The increases in product and services net sales benefited from significant new customer onboarding volumes in the first half of the year. Contactless EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only

EMV cards, which contributed more to the current year sales increases compared to the prior year. Debit and Credit net sales in the prior year were impacted by lower customer demand than expected, which we believe was primarily attributable to the COVID-19 pandemic.

Prepaid Debit:

Net sales for Prepaid Debit increased $15.6 million, or 24.6%, due primarily to higher volumes from existing customers which included the acquisition of new customer portfolios and the replenishment of inventory by our customers which had been maintained at lower levels in the prior year due to COVID-19 uncertainties.

Eliminations:

This includes the elimination of intercompany sales between segments in the consolidation of our financial statements. The decrease in eliminations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is due to lower sales between segments.

Gross Profit and Gross Margin

	Year Ended December 31,
		% of		% of
	2021	net sales	2020	net sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$110,006	37.1%	$85,833	34.3%	$24,173	28.2%
Prepaid Debit	31,420	39.7%	24,475	38.5%	6,945	28.4%
Total	$141,426	37.7%	$110,308	35.3%	$31,118	28.2%

Debit and Credit

Gross profit for Debit and Credit increased $24.2 million, or 28.2%, driven primarily by the net sales increase described above. The increase in net sales was partially offset by higher labor costs in the current year. Gross profit margin increased to 37.1% during the year ended December 31, 2021, compared to 34.3% in the prior year, due primarily to operating leverage from higher net sales, partially offset by labor cost increases.

Prepaid Debit

Gross profit for Prepaid Debit increased $6.9 million, or 28.4%, compared to the prior year. Gross profit margin for the year ended December 31, 2021 increased to 39.7% compared to 38.5% for the prior year. Gross profit and gross profit margin were driven primarily by the net sales increase described above and operating leverage, partially offset by increased labor costs.

Operating Expenses, net

	Year Ended December 31,
	2021	% of net sales	2020	% of net sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$30,537	10.3%	$30,985	12.4%	$(448)	(1.4)%
Prepaid Debit	4,510	5.7%	4,533	7.1%	(23)	(0.5)%
Other	46,915	*	36,399	*	10,516	28.9%
Total	$81,962	21.8%	$71,917	23.0%	$10,045	14.0%

* Not meaningful

Debit and Credit

Debit and Credit operating expenses decreased $0.4 million, or 1.4%, compared to the prior year, due primarily to a benefit recorded in 2021 relating to estimated sales taxes, which is further described in Part II, Item 8, Financial Statements and Supplementary Data, Note 15, “Commitments and Contingencies” of this Annual Report on Form 10-K, partially offset by increased compensation expense.

Prepaid Debit

Prepaid Debit operating expenses were essentially flat and decreased less than $0.1 million, or 0.5%, compared to the prior year.

Other

Other operating expenses increased $10.5 million, or 28.9%, due primarily to $7.4 million of compensation expenses including $3.3 million of salaries, payroll taxes, and other compensation related expenses, $1.6 million of healthcare expenses, $1.4 million of employee performance incentive compensation due to strong business performance, and $1.1 million of stock-based compensation expense, in addition to $2.7 million of increased professional fees and other compliance costs.

Income from Operations and Operating Margin

	Year Ended December 31,
		% of		% of
	2021	net sales	2020	net sales	$ Change	% Change

	(dollars in thousands)
Income (loss) from operations by segment:
Debit and Credit	$79,469	26.8%	$54,848	21.9%	$24,621	44.9%
Prepaid Debit	26,910	34.0%	19,942	31.4%	6,968	34.9%
Other	(46,915)	*	(36,399)	*	(10,516)	(28.9)%
Total	$59,464	15.9%	$38,391	12.3%	$21,073	54.9%
* Not meaningful

Debit and Credit

Income from operations for Debit and Credit increased $24.6 million, or 44.9%, due primarily to higher net sales and related gross profit as described above. Operating margins for the year ended December 31, 2021 increased to 26.8% compared to 21.9% for the prior year, due to primarily higher net sales and operating leverage, partially offset by increased labor costs.

Prepaid Debit

Income from operations for Prepaid Debit increased $7.0 million, or 34.9%, due primarily to higher net sales and gross margin as described above. Operating margin for the year ended December 31, 2021 increased to 34.0% from 31.4% in 2020, due primarily to higher net sales and favorable operating leverage, partially offset by increased labor costs.

Other

The loss from operations in Other increased $10.5 million, or 28.9%, due to the increases in operating expenses discussed above.

Interest, net

Interest expense for the year ended December 31, 2021, increased $5.2 million to $30.6 million compared to $25.4 million for the year ended December 31, 2020. Interest expense was higher in 2021 primarily due to higher interest rates on the Senior Notes (as defined below) issued in 2021, compared to the interest rates on our previous credit facilities in the prior year, and the “make-whole” interest premium of $2.6 million paid in connection with the termination of the Senior Credit Facility (as defined below). This increase was partially offset by lower debt principal outstanding in the current year compared to the prior year, and from interest income received of approximately $0.4 million in 2021 related to income tax refunds.

Income tax expense

For the year ended December 31, 2021, we recorded income tax expense of $7.9 million on pre-tax income of $23.8 million, representing an effective income tax rate of 33.1%. The effective tax rate differs from the federal U.S. statutory rate in 2021 primarily due to state income taxes, which had a tax rate impact of 7.4%. Other items impacting the effective tax rate in 2021 include permanent items and unrecognized tax benefits. During the year ended December 31, 2020, we recorded an income tax benefit of $3.3 million on pre-tax income of $12.9 million, representing an effective tax rate of (25.6)%. The CARES Act allowed net operating losses (“NOLs”) generated in 2018, 2019, or 2020 to be carried back for five years and temporarily eliminated the tax law provision that limits the use of NOLs to 80% of taxable income. The CARES Act increased the Internal Revenue Code Section 163(j) interest deduction limit for 2020 and 2019, and allowed for the acceleration of refunds of alternative minimum tax credits. For the year ended December 31, 2020, the Company recorded a tax benefit for certain provisions in the CARES Act including the carryback of losses and the increase to the interest deduction limitation, resulting in a tax rate benefit of 20.9%. In addition, we applied the 2018 proposed regulations relating to the Section 163(j) interest deduction limitation which contributed to a valuation allowance change and tax rate benefit of 41.1%.

Net income

Net income for the year ended December 31, 2021 was $15.9 million, compared to net income of $16.2 million for the year ended December 31, 2020. The decrease was primarily due to increases in income tax expense, operating expenses, interest and the loss on debt extinguishment, partially offset by higher net sales and gross profit.

Fourth Quarter

Our net sales increased 10.8% in the fourth quarter of 2021 to $93.2 million, compared to $84.1 million in the fourth quarter of 2020. Net sales for Debit and Credit increased by $7.8 million to $77.4 million, or 11.3%, in the fourth quarter of 2021 compared to the fourth quarter of 2020. The increase in net sales was primarily due to higher net sales volumes from contactless EMV cards, including Second Wave cards.

Net sales for our Prepaid Debit segment increased $1.0 million, or 6.4%, to $15.9 million in the fourth quarter of 2021 compared to $14.9 million in the fourth quarter of 2020. This increase in sales is primarily due to higher volumes from existing customers, including the acquisition of new portfolios, as compared to the prior year fourth quarter period.

Gross profit decreased slightly to $30.9 million in the fourth quarter of 2021, compared to $31.0 million in the fourth quarter of 2020. Gross profit margin decreased to 33.2% during the fourth quarter of 2021, compared to 36.8% in the prior year period, due primarily to increased labor costs, partially offset by increased operating leverage from higher net sales.

Selling, general and administrative (exclusive of depreciation and amortization) expenses increased $3.4 million to $20.3 million in the fourth quarter of 2021 compared to $16.9 million in the fourth quarter 2020. The increase was due primarily to increased compensation expenses, including increased stock compensation and healthcare expenses, and professional fees and compliance costs.

During the fourth quarter of 2021 we earned income from operations of $9.2 million compared to $12.4 million in the fourth quarter of 2020. The decrease in income from operations was due to increased operating expenses described above.

Liquidity and Capital Resources

As of December 31, 2021, we had $20.7 million of cash and cash equivalents.

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

The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year, beginning on September 15, 2021. The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. Borrowings under the ABL Revolver bear interest at a rate per annum that ranges from the LIBOR Rate plus 1.25% to the LIBOR Rate plus 1.75%, or the Base Rate plus 0.25% to the Base Rate plus 0.75%, based on the average daily borrowing capacity under the ABL Revolver over the most recently completed month. The Base Rate as defined in the ABL Revolver is the greater of the Federal Funds Rate plus 0.5%, the LIBOR Rate for a one month interest period plus 1.0%, or the Wells Fargo Bank, National Association “prime rate”. We may elect to apply either the LIBOR Rate or Base Rate interest to borrowings at our discretion. The unused portion of the ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the ABL Revolver over the immediately preceding month.

While not impacting the year ended December 31, 2021, the ABL Revolver includes limitations on our ability to borrow in certain situations, including during periods in which the amount available to borrow under the ABL Revolver is less than $5 million. Commencing with the month immediately following a date on which borrowing availability is below $5 million until such time that borrowing availability equals or exceeds $5 million for 30 consecutive days, in order to borrow under the ABL Revolver, we must maintain a fixed charge coverage ratio (as defined in the credit agreement for the ABL Revolver) of at least 1.00 to 1.00, calculated for the trailing 12 months, tested monthly during such period. Borrowings under the ABL Revolver are also subject to limitations based on the borrowing base.

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

Prior to March 15, 2023, the Company may redeem some or all of the Senior Notes at a “make-whole” redemption price, and on or after March 15, 2023, the Company may redeem some or all of the Senior Notes at a redemption price initially set at 104.313% of the principal amount of the notes to be redeemed, and reducing over time to 100%, in each case plus accrued and unpaid interest. Additionally, prior to March 15, 2023, the Company may redeem, on one or more occasions, up to 40% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings, at a redemption price equal to 108.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Furthermore, prior to March 15, 2023, but not more than once during each consecutive twelve-month, the Company may also redeem up to 10% of the aggregate principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of the related indenture, with any required payments to be made after the issuance of the Company’s annual financial statements. No such payment is required based on the Company’s 2021 operating results.

In connection with the issuance of the Senior Notes and entry into the ABL Revolver, we terminated our previous credit facilities, consisting of a $30 million senior credit agreement (the “Senior Credit Facility”), and a $435 million first lien term loan (the “First Lien Term Loan”). Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15 million under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. During the three months ended March 31, 2021, prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the debt agreements. As of December 31, 2021, the Company had $310 million aggregate principal amount outstanding on the Senior Notes, plus accrued and unpaid interest. As of December 31, 2021, the Company had no borrowings outstanding and $50 million available for borrowing under the ABL Revolver.

Operating Activities

Cash provided by operating activities for the year ended December 31, 2021 was $20.2 million compared to $22.1 million for the year ended December 31, 2020. Cash generated by earnings was offset by a cash usage of $33.4 million and $6.1 million in 2021 and 2020, respectively, related to our investment in additional inventory to mitigate potential supply chain constraints and in anticipation of future demand. Additionally, the company had cash inflows related to income taxes of $10.0 million in 2021 compared to a cash usage from income taxes of $6.3 million in 2020, primarily due to federal tax refunds received in 2021. We had working capital cash benefits related to accounts payable and accrued expenses of $6.6 million and $10.4 million, respectively, in 2021, compared to $1.7 million and $3.0 million, respectively, in 2020.

Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $9.9 million, compared to a usage of $7.1 million during the year ended December 31, 2020. Cash used in investing activities was related primarily to capital expenditures of $10.1 million and $7.1 million for the years ended December 31, 2021 and 2020, respectively, which included investments to support the business, such as machinery and equipment, including information technology equipment. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $1.9 million and $1.7 million during the years ended December 31, 2021, and 2020, respectively. We anticipate capital expenditures to be higher in 2022 as compared to 2021 in order to increase production capacity, gain efficiencies, and expand capabilities to meet the emerging needs of our customers.

Financing Activities

During the year ended December 31, 2021, cash used in financing activities was $47.2 million compared to a cash inflow of $24.0 million during the year ended December 31, 2020. Proceeds from the new Senior Notes and ABL Revolver, net of discount, were $310 million and $14.8 million, respectively. We used proceeds from the Senior Notes and ABL Revolver, plus cash on hand from our balance sheet, to pay in full and terminate the Senior Credit Facility balance of $30 million and the First Lien Term Loan balance of $304.7 million on March 15, 2021. During the year ended December 31, 2021, we paid $9.5 million of debt issuance costs and $2.7 million of debt extinguishment costs, which included an early termination “make-whole” interest premium of $2.6 million on the Senior Credit Facility. During the year ended December 31, 2021, prior to the termination of the First Lien Term Loan, we made an excess free cash flow payment of $7.8 million pursuant to the terms of the debt agreement.

During the second quarter of 2021 we used $15 million of cash on hand to pay down the ABL Revolver to zero and had no borrowings thereunder as of December 31, 2021.

During the year ended December 31, 2020, we entered into the Senior Credit Facility which provided $29.1 million of cash, net of discount, partially offset by $2.5 million of associated debt issuance costs. We also paid $2.2 million and $2.6 million of principal on finance leases during the years ended December 31, 2021 and 2020, respectively.

Working Capital

Our working capital as of December 31, 2021 was $80.9 million, compared to $95.6 million as of December 31, 2020. During the year ended December 31, 2021, accounts receivable increased by $6.4 million, our inventory balance increased $33.2 million to support the business, and the current portion of long-term debt decreased by $8.0 million as this balance was paid entirely in the first quarter of 2021. Partially offsetting these increases to working capital was a decrease in our cash balance of $36.9 million and increases in accounts payable of $7.6 million and accrued expenses of $9.0 million.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of December 31, 2021, the total projected principal and interest payments on our borrowings were $431.4 million, primarily related to the Senior Notes, of which $27.0 million of interest is expected to be paid in the next 12 months. The remaining interest payments are expected to be paid over the remaining term of the Senior Notes which mature in 2026, and the principal is due upon maturity. We have estimated our future interest payments assuming no borrowings under the ABL Revolver, no early redemptions of principal, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow under the ABL Revolver, redeem principal on the Senior Notes early or refinance all or a portion of our borrowings in future periods.

Leases

We lease real property for production and services, in addition to equipment. Refer to Part II, Item 8, Financial Statements and Supplemental Data, Note 10, “Financing and Operating Leases” for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2021, we had approximately $33.7 million of outstanding purchase obligations, of which approximately $33.4 million is expected to be paid in the next 12 months.

Cyclical and Seasonal Nature of Business

Financial Payment Cards are generally influenced by broader cyclical changes in the economy, with economic downturns potentially resulting in decreases in the demand for our products and services and economic upturns potentially resulting in increases in demand. In particular, prolonged economic downturns typically have resulted in significant reductions in the demand for general purpose credit cards due to tightening credit conditions. Our net sales are also influenced by Financial Payment Card renewal cycles and demand for new products, such as contactless cards. Additionally, we historically have generated higher net sales in the third quarter of the year, as our sales of Prepaid Debit Card solutions are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and services in anticipation of the holiday season in the United States.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported net sales, results of operations and net income, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.

Revenue Recognition

Products Net Sales: “Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, we estimate net sales by taking actual costs incurred and applying historical margins for similar types of contracts. Margins across each business with similar contracts have been relatively consistent and we have not made changes to our methods and assumptions during 2021. Items included in “Products” net sales are manufactured Financial Payment Cards, including contact-EMV, Contactless EMV, Second Wave, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping.

Services Net Sales: Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and software-as-a-service personalization of instant issuance debit and credit cards. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Margins across each business with similar contracts have been relatively consistent and we have not made changes to our methods and assumptions during 2021.

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

The Company’s valuation allowance recorded as of December 31, 2021 relates primarily to a capital loss realized on the sale of a foreign subsidiary whereby the Company does not anticipate a capital gain in the foreseeable future that would allow for the recognition of the capital loss carryover. In addition, the Company has a partial valuation allowance on certain state interest deduction limitations, which the Company estimates may not be fully utilized. As of December 31, 2021 the Company does not have a valuation allowance recorded on federal interest deduction limitations. However, the deductibility of interest expense becomes more limited beginning in 2022 as a result of Internal Revenue Code Section 163(j) provisions, which may require a partial valuation allowance to be recorded by the Company in future years. Additionally, other changes to the federal and state tax regulations can lead to variability in allowable deductions, which can impact the valuation allowance.

Recent Accounting Pronouncements

Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CPI Card Group Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

1Non-deductible excess compensation under IRC Section 162(m)

As discussed in Note 12 to the consolidated financial statements, the Company has recorded compensation for certain covered employees in excess of $1.0 million per year. Under Internal Revenue Code (IRC) Section 162(m), the Company is prohibited from deducting for tax purposes compensation in excess of $1.0 million per year for each of these employees. The covered employees are defined as the Chief Executive Officer (CEO), Chief Financial

Officer (CFO), and the three next-highest-compensated officers of the Company. The Company considers the impact of the estimated IRC Section 162(m) limitations on the future deductibility of existing temporary differences.

We identified the evaluation of the Company’s assessment of non-deductible excess compensation under IRC Section 162(m) as a critical audit matter. Specifically, the evaluation of the estimated future compensation for each covered employee used to determine the amount of permanently disallowed compensation under IRC Section 162(m) involved subjective auditor judgment. In addition, the evaluation required the involvement of tax professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s income tax process, including a control related to estimating future compensation for each covered employee. We evaluated the reasonableness of estimated future compensation included in the Company’s assessment by considering historical compensation figures for each covered employee and the potential impact to the Section 162(m) limitation if compensation increased or decreased in future years. We involved tax professionals with specialized skills and knowledge who assisted in evaluating the Company’s application of IRC Section 162(m) to determine the amount of permanently disallowed compensation under IRC Section 162(m) for United States tax purposes.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
March 8, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CPI Card Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CPI Card Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 8, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified related to risk assessment primarily due to an inadequate complement of personnel with requisite experience in the design and implementation of controls. This resulted in ineffective general information technology controls over user access administration within the revenue system at certain locations, and change management related to the development of customized reports. Due to the general information technology control deficiencies, certain process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information technology systems were also ineffective because they could have been adversely impacted. The deficiencies in risk assessment also resulted in ineffective (i) journal entry controls due to inadequate review for segregation of duties on journal entries processed in batches, and (ii) controls over the accuracy of the sales price for sales in certain locations. A material weakness was also identified related to ineffective controls over review and authorization of certain transactions in the purchasing process due to inadequate communication and monitoring activities. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Denver, Colorado

March 8, 2022

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Shares and Per Share Amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$20,683	$57,603
Accounts receivable, net of allowances of $86 and $289, respectively	60,953	54,592
Inventories	58,009	24,796
Prepaid expenses and other current assets	5,522	5,032
Income taxes receivable	534	10,511
Total current assets	145,701	152,534
Plant, equipment, leasehold improvements and operating leases right-of-use assets, net	47,251	39,403
Intangible assets, net	21,854	26,207
Goodwill	47,150	47,150
Other assets	6,184	857
Total assets	$268,140	$266,151
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$26,443	$18,883
Accrued expenses	37,150	28,149
Current portion of Long-term debt	—	8,027
Deferred revenue and customer deposits	1,182	1,868
Total current liabilities	64,775	56,927
Long-term debt	303,626	328,681
Deferred income taxes	5,253	7,409
Other long-term liabilities	15,506	11,171
Total liabilities	389,160	404,188
Commitments and contingencies (Note 15)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 11,255,466 and 11,230,482 shares issued and outstanding at December 31, 2021 and 2020, respectively	11	11
Capital deficiency	(110,782)	(111,858)
Accumulated loss	(10,249)	(26,190)
Total stockholders’ deficit	(121,020)	(138,037)
Total liabilities and stockholders' deficit	$268,140	$266,151

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Dollars in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2021	2020
Net sales:
Products	$199,586	$171,968
Services	175,533	140,221
Total net sales	375,119	312,189
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	121,601	107,642
Services (exclusive of depreciation and amortization shown below)	103,255	83,538
Depreciation and amortization	8,837	10,701
Total cost of sales	233,693	201,881
Gross profit	141,426	110,308
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	75,701	65,791
Depreciation and amortization	6,261	6,126
Total operating expenses, net	81,962	71,917
Income from operations	59,464	38,391
Other (expense) income, net:
Interest, net	(30,608)	(25,397)
Loss on debt extinguishment	(5,048)	(92)
Other income (expense)	14	(17)
Total other expense, net	(35,642)	(25,506)
Income before income taxes	23,822	12,885
Income tax (expense) benefit	(7,881)	3,305
Net income from continuing operations	15,941	16,190
Net loss from discontinued operation, net of tax (Note 4)	—	(61)
Net income	$15,941	$16,129

Basic and diluted earnings per share:
Basic earnings per share from continuing operations:	$1.42	$1.44
Diluted earnings per share from continuing operations:	$1.36	$1.44

Basic earnings per share:	$1.42	$1.44
Diluted earnings per share:	$1.36	$1.44

Basic weighted-average shares outstanding:	11,239,049	11,228,707
Diluted weighted-average shares outstanding:	11,763,963	11,232,004

Comprehensive income
Net income	15,941	16,129
Total comprehensive income	$15,941	$16,129

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands, Except Share Amounts)

					Accumulated
					other
	Common Stock		Capital	Accumulated	comprehensive	Stockholders
	Shares	Amount	deficiency	loss	loss	Deficit
December 31, 2019	11,224,191	$11	$(111,988)	$(42,319)	$—	$(154,296)
Shares issued under stock-based compensation plans	6,291	—	—	—	—	—
Stock-based compensation	—	—	130	—	—	130
Components of comprehensive income:
Net income	—	—	—	16,129	—	16,129
December 31, 2020	11,230,482	$11	$(111,858)	$(26,190)	$—	$(138,037)
Shares issued under stock-based compensation plans	24,984	—	(174)	—	—	(174)
Stock-based compensation	—	—	1,250	—	—	1,250
Components of comprehensive income:
Net income	—	—	—	15,941	—	15,941
December 31, 2021	11,255,466	$11	$(110,782)	$(10,249)	$—	$(121,020)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net income	$15,941	$16,129
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	61
Depreciation and amortization expense	15,098	16,827
Stock-based compensation expense	1,250	136
Amortization of debt issuance costs and debt discount	2,367	3,453
Deferred income tax	(2,156)	1,043
Loss on debt extinguishment	5,048	92
Other, net	213	1,742
Changes in operating assets and liabilities:
Accounts receivable	(6,361)	(11,662)
Inventories	(33,388)	(6,105)
Prepaid expenses and other assets	(4,062)	494
Income taxes	9,977	(6,346)
Accounts payable	6,582	1,657
Accrued expenses	10,365	2,958
Deferred revenue and customer deposits	(690)	1,404
Other liabilities	45	192
Cash provided by operating activities - continuing operations	20,229	22,075
Cash used in operating activities -discontinued operations	—	(61)
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(10,074)	(7,093)
Other	156	—
Cash used in investing activities	(9,918)	(7,093)
Financing activities
Principal payments on First Lien Term Loan	(312,500)	—
Principal payments on Senior Credit Facility	(30,000)	—
Principal payments on ABL Revolver	(15,000)	—
Proceeds from Senior Notes	310,000	—
Proceeds from ABL Revolver, net of discount	14,750	—
Proceeds from Senior Credit Facility, net of discount	—	29,100
Debt issuance costs	(9,452)	(2,507)
Payments on finance lease obligations	(2,171)	(2,616)
Payments on debt extinguishment and other	(2,859)	—
Cash (used in) provided by financing activities	(47,232)	23,977
Effect of exchange rates on cash	1	23
Net (decrease) increase in cash and cash equivalents	(36,920)	38,921
Cash and cash equivalents, beginning of period	57,603	18,682
Cash and cash equivalents, end of period	$20,683	$57,603
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$22,268	$22,750
Income taxes paid	$9,792	1,302
Income taxes (refunded)	$(9,846)	$(259)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6,932	$3,260
Financing leases	$1,897	$1,718
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$2,972	$1,052

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

The Company believes the global impacts from COVID-19 have contributed to certain adverse effects on its supply chain, including increased lead times for, and higher costs of, certain raw materials and components, such as microprocessing chips, which are expected to continue in the future.  CPI closely monitors its supply chain and has purchased and may continue to purchase additional inventory to help mitigate supply chain constraints. The current environment has also affected the available labor pool in the areas in which the Company operates, which has resulted in increased labor cost and turnover in our facilities, challenges hiring production employees and shipping delays. On November 4, 2021, the Occupational Safety and Health Administration (“OSHA”) issued an Emergency Temporary Standard (“ETS”) mandating certain employers to require either full vaccination against COVID-19 or weekly testing of employees. The United States Supreme Court upheld a stay on enforcement of the ETS mandate, and on January 25, 2022, OSHA announced that it would withdraw the ETS to focus on finalizing a permanent COVID-19 Healthcare Standard. At this time, it is not possible to predict the impact a permanent COVID-19 Healthcare Standard, or any corresponding mandates from federal, state or local governmental entities, would have on us or on our workforce. Federal, state or local mandates could result in increased costs as well as labor disruptions, employee attrition and/or difficulty recruiting new employees which could compound the labor shortage already impacting the Company.

The Company believes the labor and supply chain challenges described above, and the associated costs, may continue to increase throughout 2022 and possibly beyond. The Company may not be able to pass all of these costs through to its customers.  The Company is experiencing increased production lead times, which it believes is likely to continue throughout 2022 and possibly beyond, depending on the duration of the staffing and supply chain challenges and the level of demand from its customers.  The Company will continue to monitor and respond as the situation evolves.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Note 12, “Income Taxes” for a discussion of the CARES Act income tax impacts on the Company. In addition, we deferred employer social security payments in 2020 in accordance with the CARES Act, and the first installment repayment was made in the fourth quarter of 2021. The second installment payment is permitted to be paid no later than the fourth quarter of 2022. Refer to Note 9 “Accrued Liabilities” for additional discussion.

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

	December 31, 2021	December 31, 2020
Trade accounts receivable	$50,042	$44,305
Unbilled accounts receivable	10,997	10,576
	61,039	54,881
Less allowance for doubtful accounts	(86)	(289)
	$60,953	$54,592

The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it is determined collection will not occur. The allowance for bad debt activity for the years ended December 31, 2021 and 2020 is summarized as follows:

Balance as of December 31, 2019	$395
Bad debt expense	(89)
Write-off of uncollectible accounts	(2)
Currency translation adjustments	(15)
Balance as of December 31, 2020	$289
Write-off of uncollectible accounts	(203)
Balance as of December 31, 2021	$86

During 2021, the Company wrote-off uncollectible accounts primarily relating to reserves previously established for outstanding receivables from the Company’s Canadian operations that were disposed in 2019.

For the year ended December 31, 2021 one customer represented 18% of the Company’s consolidated net sales.

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

For the year ended December 31, 2021 approximately 92% of our purchased microchips and antennas came from four main suppliers, and approximately 64% came from one supplier. Approximately 95% of our purchased microchips and antennas for the year ended December 31, 2020 came from four main suppliers, and approximately 53% came from one supplier.

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

The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due.  The reserves are established when the Company believes that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities.  The Company adjusts uncertain tax positions in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate.  The Company recognizes the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Net Sales

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are manufactured for specific customers, have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are the design and production of Financial Payment Cards, including contact-EMV, contactless EMV, Earth ElementsTM Eco-Focused Cards, metal, magnetic stripe cards, and private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. The effective date of ASU 2016-13 was amended by ASU 2019-10, Credit Losses Effective Dates. Since CPI is a smaller reporting company, adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods therein, with early adoption permitted. The Company has elected not to early adopt this accounting standard in 2021. The Company is evaluating the impact of adoption of this standard, and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s consolidated financial position and results of operations.

Adjustment of Prior Period Financial Statements for Immaterial Items

In accordance with Securities and Exchange Commission Staff Accounting Bulletin 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, during the year ended December 31, 2020, the Company corrected two immaterial items relating to estimated sales tax expense and depreciation expense that related to prior periods. The consolidated financial statements for the year ended December 31, 2020 reflect the corrected balances which included sales tax expense in Selling, General and Administrative expenses (“SG&A”) of $293 and depreciation expense of $124 for the year ended December 31, 2020. Refer to Note 15 “Commitments and Contingencies” for additional discussion of the estimated sales tax liability recorded in “Accrued expenses” on the consolidated balance sheet.

3. Net Sales

The Company disaggregates its net sales by major source as follows:

	For the year ended December 31, 2021
	Products	Services	Total
Debit and Credit	$199,825	$96,379	$296,204
Prepaid Debit	—	79,213	79,213
Intersegment eliminations	(239)	(59)	(298)
Total	$199,586	$175,533	$375,119

	For the year ended December 31, 2020
	Products	Services	Total
Debit and Credit	$173,765	$76,662	$250,427
Prepaid Debit	—	63,596	63,596
Intersegment eliminations	(1,797)	(37)	(1,834)
Total	$171,968	$140,221	$312,189

4. Discontinued Operation

On August 3, 2018, the Company completed the sale of its three facilities in the United Kingdom that produced retail cards, such as gift and loyalty cards, for customers in the United Kingdom and continental Europe, and provided personalization, packaging and fulfillment services. The facilities sold included Colchester, Liverpool and Derby locations. The Company reported the U.K. Limited reporting segment as discontinued operations in conformity with GAAP. Unless otherwise indicated, information in these notes to the consolidated financial statements relate to continuing operations. The Company did not retain significant continuing involvement with the discontinued operation subsequent to the disposal. The impact of the discontinued operations was insignificant to the Company’s consolidated statement of operations for the years ended December 31, 2021 and 2020.

5. Inventories

Inventories are summarized below:

	December 31,
	2021	2020
Raw materials	$54,254	$23,009
Finished goods	6,778	4,635
Inventory reserve	(3,023)	(2,848)
	$58,009	$24,796

6. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consist of the following:

	December 31,
	2021	2020
Machinery and equipment	$64,051	$55,459
Machinery and equipment under financing leases	9,088	9,974
Furniture, fixtures and computer equipment	4,570	4,410
Leasehold improvements	14,142	15,083
Construction in progress	5,268	2,386
	97,119	87,312
Less accumulated depreciation and amortization	(61,937)	(55,092)
Operating lease right-of-use assets, net of accumulated amortization	12,069	7,183
	$47,251	$39,403

Amounts recorded for the depreciation of plant, equipment and leasehold improvements were $10,745 and $12,232 for the years ended December 31, 2021 and 2020, respectively.

There were no impairments of the Company’s plant, equipment, and leasehold improvement assets for the years ended December 31, 2021 and 2020.

7. Goodwill and Other Intangible Assets

All of the Company’s $47,150 of goodwill is included in the Debit and Credit segment at December 31, 2021 and 2020. The Company completed its goodwill impairment testing as of October 1, 2021 and the Company determined it is not more likely than not that the fair value of each reporting unit is less than its carrying amount.

CPI’s amortizable intangible assets consist of customer relationships, technology and software, and trademarks. Total intangible assets are being amortized over a weighted-average useful life of 15.7 years. Intangible amortization expense totaled $4,353 and $4,595 for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, there were no impairments of the Company’s amortizable intangible assets.

Intangible assets consist of the following:

		December 31, 2021			December 31, 2020
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	17.2	$55,454	(35,419)	$20,035	$55,454	$(32,141)	$23,313
Technology and software	8	7,101	(6,567)	534	7,101	(5,881)	1,220
Trademarks	8.7	3,330	(2,045)	1,285	3,330	(1,656)	1,674
Intangible assets subject to amortization		$65,885	$(44,031)	$21,854	$65,885	$(39,678)	$26,207

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2021 is as follows:

2022	$3,866
2023	3,867
2024	3,630
2025	3,440
2026	2,471
Thereafter	4,580
$21,854

8. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, the Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2—Inputs, other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
●	Level 3—Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s financial assets and liabilities that are not required to be remeasured at fair value in the Consolidated Balance Sheets are as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2021
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2021	2021	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$310,000	$327,050	$—	$327,050	$—

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2020
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2020	2020	Level 1	Level 2	Level 3
Liabilities:
First Lien Term Loan	$312,500	$287,500	$—	$287,500	$—
Senior Credit Facility	$30,000	30,000	$—	$—	$30,000

The aggregate fair value of the Company’s Senior Notes (as defined in Note 11 “Long-Term Debt”) was based on bank quotes.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

9. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020

Accrued payroll and related employee expenses	$7,558	$4,938
Accrued employee performance bonus	6,900	4,873
Employer payroll tax, including social security deferral	1,910	3,034
Accrued rebates	1,423	1,178
Estimated sales tax liability	1,019	1,696
Accrued Interest	7,955	4,145
Operating and financing lease liability (current portion)	4,114	4,407
Other	6,271	3,878
Total accrued expenses	$37,150	$28,149

The estimated sales tax liability is further described in Note 15 “Commitments and Contingencies” and Note 2 “Summary of Significant Accounting Policies”. Other accrued liabilities include miscellaneous accruals for invoices not yet received and other items such as self- insurance liability accruals and the current portion of uncertain tax position reserves.

10. Financing and Operating Leases

Right-of-use (“ROU”) represents the right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. A lease is deemed to exist when the Company has the right to control the use of identified property, plant or equipment, as conveyed through a contract, for a certain period of time and consideration paid. The right to control is deemed to occur when the Company has the right to obtain substantially all of the economic benefits of the identified assets and the right to direct the use of such assets. Certain leases contain escalation provisions and/or renewal options, giving the Company the right to extend the leases by up to 10 years. However, these options are generally not reflected in the calculation of the ROU assets and lease liabilities due to uncertainty surrounding the likelihood of renewal.

The components of operating and finance lease costs were as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Operating lease costs	$2,258	2,649
Variable lease costs	676	667
Short-term operating lease costs	416	75
Total expense from operating leases	$3,350	3,391

Finance lease cost:
Right-of-use amortization expense	$1,009	1,342
Interest on lease liabilities	380	540
Total financing lease costs	$1,389	1,882

The following table reflects balances for operating and financing leases:

	December 31, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets, net of amortization	$12,069	$7,183

Operating lease liability (current)	$1,857	$2,267
Long-term operating liability	10,703	5,491
Total operating lease liabilities	$12,560	$7,758

Financing leases
Property, equipment and leasehold improvements	$9,088	$9,974
Accumulated depreciation	(2,451)	(2,422)
Total financing leases in property, equipment and leasehold improvements, net	$6,637	$7,552

Financing lease liability (current)	$2,257	$2,140
Long-term finance ng liability	2,668	3,052
Total financing lease liabilities	$4,925	$5,192

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net”. Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Components of lease expense were as follows:

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term
Operating Leases	6.05	4.93
Financing Leases	2.73	2.52

Weighted Average Discount Rate
Operating Leases	8.04%	9.29%
Financing Leases	8.01%	8.71%

Future cash payment with respect to lease obligations as of December 31, 2021 were as follows:

	Operating	Financing
	Lease	Leases
Year Ending
2022	$2,801	$2,489
2023	2,828	1,541
2024	2,644	743
2025	2,090	485
2026	1,958	52
Thereafter	3,654	—
Total lease payments	15,975	5,310
Less imputed interest	(3,415)	(385)
Total	$12,560	$4,925

Cash paid on operating lease liabilities was $2,007 and $2,347 during the years ended December 31, 2021 and December 31, 2020, respectively.

11. Long-Term Debt

Long-term debt consists of the following:

	Interest	December 31,	December 31,
	Rate (1)	2021	2020
Senior Notes	8.625%	310,000	—
ABL Revolver	—%	—	—
First Lien Term Loan	5.500%	—	312,500
Senior Credit Facility	9.500%	—	30,000
Unamortized deferred financing costs		(6,374)	(3,804)
Unamortized discount		—	(1,988)
Total long-term debt		303,626	336,708
Less current maturities		—	(8,027)
Long-term debt, net of current maturities		303,626	328,681

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

The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year. The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. Borrowings under the ABL Revolver bear interest at a rate per annum that ranges from the LIBOR Rate plus 1.25% to the LIBOR Rate plus 1.75%, or the Base Rate plus 0.25% to the Base Rate plus 0.75%, based on the average daily borrowing capacity under the ABL Revolver over the most recently completed month. The Base Rate as defined in the ABL Revolver is the greater of the Federal Funds Rate plus 0.5%, the LIBOR Rate for a one month interest period plus 1.0%, or the Wells Fargo Bank, National Association “prime rate”. The Company may elect to apply either the LIBOR Rate or Base Rate interest to borrowings at its discretion. The unused portion of the ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the ABL Revolver over the immediately preceding month.

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

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of that certain Indenture, dated as of March 15, 2021, by and among Issuer, the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee, with any required prepayments to be made after the issuance of the Company’s annual financial statements. No such payment is required based on the Company’s 2021 operating results.

Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15,000 under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. As of March 15, 2021, the Company had outstanding borrowings of $30,000, plus accrued and unpaid interest, under the Senior Credit Facility, and $304,746, plus accrued and unpaid interest, under the First Lien Term Loan. In addition, early termination of the Senior Credit Facility required payment of a “make-whole” premium of $2,635 as an early termination penalty, which was paid on March 15, 2021, and recorded as interest expense on the condensed consolidated statement of comprehensive income for the year ended December 31, 2021.

During the second quarter of 2021, the Company used $15,000 of cash on hand to pay down the ABL Revolver to zero and had no borrowings outstanding thereunder as of December 31, 2021.

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

In connection with the issuance of the Senior Notes and entry into the ABL Revolver, the Company terminated its previous credit facilities consisting of a $30,000 senior credit agreement, dated as of March 6, 2020, among the Company, CPI CG Inc., as borrower, the lenders party thereto and Guggenheim Credit Services, LLC as administrative agent and collateral agent (the “Senior Credit Facility”), and a $435,000 first lien term loan, dated as of August 17, 2015 as amended, among the Company, the borrower, the lenders party thereto, GLAS USA LLC, as administrative agent and GLAS Americas LLC, as collateral agent (the “First Lien Term Loan”).

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings or the establishment or modification of credit facilities are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The debt issuance costs recorded upon issuance of the Senior Notes were $7,558 and the remaining unamortized balance is reported as a reduction to the long-term debt balance as of December 31, 2021. The net discount and debt issuance costs on the ABL Revolver were $2,144 and are recorded as other assets (current and long term) on the condensed consolidated balance sheet as of December 31, 2021.

During the year ended December 31, 2021, the Company recorded a $5,048 loss on debt extinguishment relating to the unamortized deferred financing costs and debt discount in connection with the termination of the Senior Credit Facility and First Lien Term Loan.

12. Income Taxes

Income tax expense (benefit) and effective income tax rates consist of the following:

	December 31,
	2021	2020
Current taxes:
Domestic	$10,038	$(4,364)
Foreign	(1)	16
	10,037	(4,348)
Deferred taxes:
Domestic	(2,154)	1,043
Foreign	(2)	—
	(2,156)	1,043
Income tax expense (benefit)	$7,881	$(3,305)
Income before income taxes
Domestic income	$23,761	$12,790
Foreign income	61	95
Total	$23,822	$12,885
Effective income tax rate	33.1%	(25.6)%

The effective income tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2021	2020
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	7.4	5.3
Valuation allowance	—	(41.1)
Unrecognized tax benefits	1.4	5.6
Tax credits	(0.2)	(1.2)
Permanent items	2.4	4.0
Tax benefit CARES Act	—	(20.9)
Other	1.1	1.7
Effective income tax rate	33.1%	(25.6)%

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Accrued expense	$3,664	$2,519
Net operating loss carryforward	305	524
Stock compensation	894	935
Tax credit carryforward	—	645
Interest limitation	3,693	1,418
Lease liability	3,222	1,899
Capital loss carryover	2,076	2,030
Other	2,867	2,858
Total gross deferred tax assets	16,721	12,828
Valuation allowance	(2,832)	(2,615)
Net deferred tax assets	13,889	10,213
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(5,773)	(4,939)
Intangible assets	(8,284)	(8,689)
Right-of-use assets	(3,098)	(1,758)
Other	(1,987)	(2,236)
Total gross deferred tax liabilities	(19,142)	(17,622)
Net deferred tax liabilities	$(5,253)	$(7,409)

The net change in the valuation allowance during the year ended December 31, 2021 was an increase of $217. The change was comprised primarily of an increase due to the interest deduction limitation in Section 163(j) of the Internal Revenue Code pertaining to certain states. The valuation allowance as of December 31, 2021, is primarily relating to a capital loss realized on the sale of a foreign subsidiary whereby the Company does not anticipate a capital gain in the foreseeable future that would allow for the recognition of the capital loss carryover. In addition, the Company has a partial valuation allowance on certain state interest deduction limitations, which the Company estimates may not be fully utilized.

For the year ended December 31, 2021 the effective tax rate differs from the federal U.S. statutory rate primarily due to state income taxes, which had a tax rate impact of 7.4%. Other items impacting the effective tax rate in 2021 include permanent items and unrecognized tax benefits. In March 2020, the CARES Act was signed into law. The CARES Act allows net operating losses (“NOLs”) generated in 2018, 2019, or 2020 to be carried back up to five years and temporarily eliminates the tax law provision that limits the use of NOLs to 80% of taxable income. The CARES Act increased the Internal Revenue Code Section 163(j) interest deduction limit for 2020 and 2019, and allowed for the acceleration of refunds of alternative minimum tax credits. For the year ended December 31, 2020, the Company recorded a tax benefit for certain provisions in the CARES Act resulting in a tax rate benefit of 20.9%. In addition, the Company reduced the partial valuation allowance associated with the limitation on the deductibility of interest expense, and recorded an income tax rate benefit for the year ended December 31, 2020 of 41.1%.

The Company no longer has any substantial potential tax benefits associated with gross foreign operating loss carryforwards due to the sale of its foreign subsidiaries. The Company has various state and local operating loss carryforwards which will expire at various dates from 2037 to 2039. The Company does expect to be able to utilize these losses prior to expiration. The Company received income tax refunds in 2021 of $9,846, which were primarily comprised of U.S. federal income tax refund claims attributable to the CARES Act provisions, including alternative minimum tax credits and NOL carrybacks.

The Company does not have any potential tax benefits associated with state research and development tax credit carryforwards as of December 31, 2021.

The Company has recorded compensation for certain covered employees in excess of $1,000 per year. Under Internal Revenue Code Section 162(m), the Company is prohibited from deducting the amount of tax compensation that exceeds $1,000 per year for these employees. The covered employees are defined as the Chief Executive Officer, Chief

Financial Officer, and the three next-highest-compensated officers of the Company. The Company considers the impact of the estimated IRC Section 162(m) limitations on the future deductibility of existing temporary differences.

At December 31, 2021, no provision has been made for U.S. federal and state taxes on cumulative foreign earnings as there are no material current or cumulative earnings of foreign operations.

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

Balance as of December 31, 2020	$3,312
Other	(201)
Increase related to current year tax position	64
Decrease related to prior year tax position	(37)
Decrease related to settlements with tax authorities, net of federal benefit	(788)
Balance as of December 31, 2021	$2,350

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits for the year ended December 31, 2021 is $289, and was $255 for the year ended December 31, 2020.

The Company believes that it is reasonably possible that approximately $301 of its unrecognized tax benefits may be recognized by the end of 2022 as a result of settlement with the taxing authorities. The Company also believes that it is reasonably possible that a decrease of up to $1,009 of its unrecognized tax benefits related to an asset basis tax position and research and development tax credits may be recognized by the end of 2022 as a result of a lapse of the statute of limitations.    The total $1,310 is reflected in “Accrued expenses” in the Company’s consolidated balance sheet as of December 31, 2021.

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

14. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the years ended December 31, 2021 and 2020, 121,993 and 137,787 potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted income earnings per share:

	Year Ended
	December 31,
	2021	2020
Numerator:
Net income from continuing operations	$15,941	$16,190
Net loss from discontinued operation	—	(61)
Net income	$15,941	$16,129

Denominator:
Basic weighted-average common shares outstanding	11,239,049	11,228,707
Dilutive shares	524,914	3,297
Diluted weighted-average common shares outstanding	11,763,963	11,232,004

Net income per share from continuing operations - Basic:	$1.42	$1.44
Net income per share from discontinued operations - Basic:	-	(0.00)
Net income per share - Basic:	$1.42	$1.44

Net income per share from continuing operations - Diluted:	$1.36	$1.44
Net income per share from discontinued operations - Diluted:	—	(0.00)
Net income per share - Diluted:	$1.36	$1.44

15. Commitments and Contingencies

Commitments

Refer to Note 10 “Financing and Operating Leases” for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2023 and 2029 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs. The Company’s financing leases expire at various dates between 2022 and 2026 and contain purchase options which the Company may exercise to keep the machinery in use.

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company was served with the complaint and is in the process of preparing an answer. The Company intends to investigate and pursue its rights relating to the claims and to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably.  Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter, and no liability has been recorded as of December 31, 2021.

In addition to the matter described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on its business, financial condition or results of operations.

Estimated Sales Tax Liability

The Company is evaluating a state sales tax liability analysis for state and local jurisdictions in which it has economic nexus. It is probable that the Company will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. The estimated liability for sales tax as of December 31, 2021 and 2020 was $1,019 and $1,696, respectively, and is recorded in accrued expenses in the consolidated balance sheets. The liability changed from the original estimate recorded in prior periods primarily due to the Company remitting cash to the proper state tax authorities for historical sales tax and interest. The Company may be subject to examination by the relevant state and local tax authorities. Due to the estimates involved in the analysis, the liability may change in the future. The Company is unable to predict a range of additional loss that is reasonably possible. Sales tax recovered from customers reduces the estimated expense when it is received or probable of collection. Future changes to the liability estimate that impact the consolidated statements of operations will be recorded within SG&A. During the year ended December 31, 2021 the Company recorded a sales tax benefit of $614 within SG&A for current activity relating to sales tax recovered from customers and net changes to the estimated liability.

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

The aggregate amounts charged to expense in connection with the plan were $1,604 and $1,473 for the years ended December 31, 2021 and 2020, respectively.

17. Stock Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors and directors. On May 27, 2021, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to, among other things, increase the total number of shares of the Company’s Common Stock reserved and available for issuance thereunder by 1,000,000 shares resulting in a total of 2,200,000 shares of Common Stock issuable under the Omnibus Plan. As of December 31, 2021, there were 951,109 shares of Common Stock available for grant under the Omnibus Plan.

For the year ended December 31, 2021, the Company granted 128,063 awards of non-qualified stock options, and during the fiscal year ended December 31, 2020, the Company did not grant any awards of non-qualified stock options. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)

Outstanding as of December 31, 2020	706,372	$15.20	6.44
Granted	128,063	29.61	6.69
Exercised	(35,513)	3.04	-
Forfeited	(20,087)	23.33	-
Outstanding as of December 31, 2021	778,835	$18.02	5.59
Options vested and exercisable as of December 31, 2021	651,478	$15.76	5.37
Options vested and expected to vest as of December 31, 2021	778,835	$18.02	5.59

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-
		Average
		Grant-Date
	Number	Fair Value
Unvested as of December 31, 2020	45,319	$1.10
Granted	128,063	17.42
Vested	(45,319)	1.10
Forfeited	(706)	17.42
Unvested as of December 31, 2021	127,357	$17.42

Unvested stock options as of December 31, 2021 of 127,357 have a seven year term and are expected to vest ratably over a two-year period on each anniversary of the grant date.

The fair value of the stock option awards granted for the year ended December 31, 2021, was determined using a Black-Scholes option-pricing model with the following weighted-average assumptions:

December 31, 2021
Expected term in years (1)	4.25
Volatility (2)	78.6%
Risk-free interest rate (3)	0.71%
Dividend yield (4)	—%
(1)	The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
(2)	Volatility was based on a weighting of the Company’s historical volatility and its peer group, which is comprised of companies with similar industry, size, and financial leverage.
(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period consistent with the expected option term described above.
(4)	The Company’s expected annual dividend yield was zero based on current practice.

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2021 under the Omnibus Plan:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Outstanding as of December 31, 2020	180,001	$2.12
Granted	105,941	29.61
Forfeited	(23,960)	2.60
Outstanding as of December 31, 2021	261,982	$13.19

The restricted stock unit awards contain conditions associated with continued employment or service. The restricted stock units granted in 2021 are expected to either vest ratably over a two-year period on each anniversary of the grant date or vest entirely on the year-and-a-half anniversary of the grant date. The Company granted 180,001 restricted stock units in 2020 and they are expected to vest on the two-year anniversary of the date of grant. On the vesting date, shares of Common Stock will be issued to the award recipients.

Compensation expense for the Omnibus Plan for the years ended December 31, 2021 and 2020 was $1,250 and $136, respectively.  As of December 31, 2021, the total unrecognized compensation expense related to unvested options and restricted stock units was $4,384, which the Company expects to recognize over an estimated weighted average period of 1.61 years.

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

As of December 31, 2021, the Company’s reportable segments were as follows:

●	Debit and Credit,
●	Prepaid Debit, and
●	Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States. Products manufactured by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless cards, and Earth Elements Eco-Focused Cards. The Company also sells Card@Once instant card issuance solutions, and private label credit cards that are not issued on the networks of the Payment Cards Brands. The Company provides CPI On-Demand services, where images, personalized payment cards, and related collateral are produced on a one-by-one, on demand basis for customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The Debit and Credit segment operations are each audited for compliance by multiple Payment Card Brands. Many of the Company’s customers require CPI to comply with the standards of the PCI Security Standards Council.

Prepaid Debit Segment

The Prepaid Debit segment primarily provides integrated prepaid card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The Prepaid Debit segment operation is audited for compliance by multiple Payment Card Brands. Many of the Company’s customers require CPI to comply with the standards of the PCI Security Standards Council.

Other

The Other segment includes corporate expenses.

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments for the years ended December 31, 2021 and 2020 were as follows:

	Net Sales		EBITDA
	December 31,		December 31,
	2021	2020	2021	2020
Debit and Credit	$296,204	$250,427	$87,499	$64,522
Prepaid Debit	79,213	63,596	29,156	22,156
Other	—	—	(47,127)	(31,569)
Intersegment eliminations(a)	(298)	(1,834)	—	—
Total:	$375,119	$312,189	$69,528	$55,109
(a)	Amounts include the elimination of sales between segments for consolidation.

The following table provides a reconciliation of total segment EBITDA to Net Income for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Total segment EBITDA	$69,528	$55,109
Interest, net	(30,608)	(25,397)
Income tax (expense) benefit	(7,881)	3,305
Depreciation and amortization	(15,098)	(16,827)
Net loss from discontinued operations	—	(61)
Net Income	$15,941	$16,129

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Debit and Credit	$210,492	$215,846
Prepaid Debit	31,480	34,734
Other	26,168	15,571
Total assets	$268,140	$266,151

Capital Expenditures of Reportable Segments

Total capital expenditures of the Company’s reportable segments as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Debit and Credit	$6,826	$5,179
Prepaid Debit	2,774	1,548
Other	474	366
Total company capital expenditures	$10,074	$7,093

Net Sales to Geographic Location; Property, Equipment and Leasehold Improvements and Long-Lived assets by Geographic Segments

Each of the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived assets relating to geographic locations outside of the United States is insignificant.

Net Sales by Product and Services

Net sales from products and services sold by the Company for the years ended December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Product net sales(a)	$199,586	$171,968
Services net sales(b)	175,533	140,221
Total net sales:	$375,119	$312,189
(a)	“Products” net sales include the design and production of Financial Payment Cards in contact-EMV, contactless EMV, metal, contactless and magnetic stripe card formats. The Company also generates “Products” revenue from the sale of Card@Once printers and consumables, private label credit cards and retail gift cards.

(b)	“Services” net sales include revenue from the personalization and fulfillment of Financial Payment Cards, providing tamper-evident security packaging and fulfillment services to Prepaid Debit Card program managers and software as a service personalization of instant issuance cards.

19. Subsequent Events

On February 28, 2022, CPI CG Inc., a wholly-owned subsidiary of the Company, provided notice of its intention to redeem $20,000 aggregate principal amount of its 8.625% Senior Secured Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon to the redemption date. The Company plans to use the available borrowing capacity under the ABL Revolver to fund this redemption, which is expected to be completed in the first quarter of 2022. The notice of redemption was sent by the trustee to the registered holders of the notes in accordance with the requirements of the indenture, and this report does not constitute a notice of redemption.

Additionally, on March 3, 2022, the Company and CPI CG Inc. as borrower, entered into an amendment to the ABL Revolver to, among other things, increase the available borrowing capacity to $75,000, from $50,000. In connection with this amendment, the Company incurred certain customary costs. Borrowings under the amended ABL Revolver will bear interest at a rate per annum that ranges from the SOFR Rate plus 1.25% to 1.75%, based on the average daily borrowing capacity under the ABL Revolver over the most recently completed quarter.

(This page has been left blank intentionally.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below in Management’s Report on Internal Control Over Financial Reporting. As previously disclosed in the September 30, 2021 Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on their evaluation as of September 30, 2021, and, based on a re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, March 31, 2021 and June 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, we identified a material weakness in our risk assessment primarily due to an inadequate complement of personnel with requisite experience in the design and implementation of controls. This resulted in ineffective general information technology controls over user access administration within the revenue system at certain locations, and change management related to the development of customized reports. Due to the general information technology control deficiencies, certain process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information technology systems were also ineffective because they could have been adversely impacted. The deficiencies in risk assessment also resulted in ineffective (i) journal entry controls due to inadequate review for segregation of duties on journal entries processed in batches, and (ii) controls over the accuracy of the sales price for sales in certain locations. We also identified ineffective controls over review and authorization of certain transactions in the purchasing process due to inadequate communication and monitoring activities.

The material weaknesses did not result in any identified material misstatements to the financial statements and there were no changes to previously reported financial results. Based on these material weaknesses, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. KPMG LLP's report appears on pages 50-51 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

We are in the process of enhancing our internal controls in the aforementioned areas to remediate the material weaknesses. We intend to implement training programs and hire additional resources with the appropriate skills and knowledge to address these internal control deficiencies. In addition, management is continuing to develop the design and implementation of internal controls to require appropriate reviews as well as retain documentation of those reviews with regards to our purchasing and revenue processes. We are also implementing new systems and automating certain processes to enhance our internal controls and to address these material weaknesses. We are assessing and revising the controls over user access administration and implementing monitoring activities over batch processing to ensure appropriate segregation of duties on journal entries processed in batches. We are also enhancing change controls relating to custom reports in certain information technology systems and performing additional analysis of source documentation to appropriately support information used primarily in the purchasing and revenue processes.

We continuously evaluate the effectiveness of our internal control over financial reporting and may implement additional changes or remediation efforts as we implement the above actions. The deficiencies will be determined to be remediated when revised controls have been operating for a reasonable period of time and have been tested to determine they are operating effectively.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021 we remediated certain user access deficiencies regarding certain systems that were noted in our evaluation of controls and procedures previously reported as of September 30, 2021. We have hired additional resources in information technology, initiated trainings and begun implementing changes to improve controls in our purchasing and revenue processes. Except with respect to changes in connection with the initiatives to remediate the material weaknesses noted above, there were no other changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On March 3, 2022, the Company and CPI CG Inc., as borrower (the “Borrower”), entered into Amendment No. 1 to Credit Agreement (the “Amendment”), which amends that certain Credit Agreement, dated as of March 15, 2021 (the “ABL Revolver”), by and among the Company, the Borrower, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent.

The Amendment, among other things, increases the available borrowing capacity under the ABL Revolver to $75 million from $50 million, increases the uncommitted accordion feature to $25 million from $15 million, and revises the LIBOR rate provisions to provide for a successor benchmark using SOFR.  Borrowings under the amended ABL Revolver will bear interest at a rate per annum that ranges from the SOFR Rate plus 1.25% to 1.75%, based on the average daily borrowing capacity under the ABL Revolver over the most recently completed quarter.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment and the amended and restated ABL Revolver attached thereto, which is included as Exhibit 10.30 to this report and is incorporated herein by reference.

Some of the lenders and their affiliates have engaged in, and may in the future engage in, investment banking and other commercial dealings in the ordinary course of business with the Company or its affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

3.1*	Fourth Amended and Restated Certificate of Incorporation of CPI Card Group Inc.

3.2*	Third Amended and Restated Bylaws of CPI Card Group Inc.

4.1	Form of Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

4.2*	Description of Registrant’s Securities.

4.3

Indenture, dated as of March 15, 2021, by and among CPI CG Inc., as issuer, CPI Card Group Inc., as a guarantor, the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2021).

4.4	Form of 8.625% Senior Secured Notes due 2026 (included as Exhibit A to the Indenture included herewith as Exhibit 4.3).

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

10.6**	CPI Card Group Inc. Omnibus Incentive Plan, as amended and restated effective May 27, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed May 28, 2021).

10.7**	Form of Cash Performance Unit Award Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2017).

10.8**	Form of Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2017)

10.9**	CPI Holdings I, Inc. Amended and Restated 2007 Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.10**	CPI Card Group Inc. U.S. Executive Severance and Change in Control Guidelines (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.11**	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.12**	Director Nomination Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.13	Registration Rights Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.14**

2019 Executive Retention Agreement dated November 7, 2018 between CPI Card Group Inc. and Scott Scheirman Officers (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 6, 2019).

10.15**	Form of 2019 Executive Retention Agreement for certain Executive Officers (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 6, 2019).

10.16**	2019 Executive Incentive Plan dated February 27, 2019 (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 6, 2019).

10.17**

2020 Executive Retention Agreement, dated September 11, 2019 between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.18**	Form of 2020 Executive Retention Agreement, dated September 11, 2019 for certain Executive Officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.19**	Form of 2020 Executive Short-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.20**	Form of Executive Retention Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.21**

2021 Executive Retention Agreement, dated October 2, 2020, between CPI Card Group. Inc. and Scott Scheirman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.22**	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.23**

Restricted Stock Unit Agreement, dated October 2, 2020, between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.24**

Form of Executive Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.25**

Form of Executive Restricted Stock Unit Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.26**	Form of Director Restricted Stock Unit Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.27**	Offer Letter, dated October 1, 2021 by and between CPI Card Group Inc. and Amintore Schenkel (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.28**	Offer Letter, dated October 1, 2021 by and between CPI Card Group Inc. and John Lowe (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.29*

Amendment No. 1 to ABL Credit Agreement, among CPI Card Group Inc., CPI CG Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent.

10.30

Guaranty and Security Agreement, dated as of March 15, 2021, among CPI Card Group Inc. and certain of its subsidiaries from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2021).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

**   Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI CARD GROUP INC.

/s/ Amintore Schenkel
Amintore Schenkel
Chief Financial Officer

March 8, 2022

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Scott Scheirman and Amintore Schenkel and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Scott Scheirman	President, Chief Executive	March 8, 2022
Scott Scheirman	Officer and Director
(Principal Executive Officer)

/s/ Amintore Schenkel	Chief Financial Officer	March 8, 2022
Amintore Schenkel	(Principal Financial Officer)

/s/ Kevin O’Brien	Chief Accounting Officer	March 8, 2022
Kevin O’Brien	(Principal Accounting Officer)

/s/ Bradley Seaman	Chairman of the Board	March 8, 2022
Bradley Seaman

/s/ Thomas Furey	Director	March 8, 2022
Thomas Furey

/s/ Robert Pearce	Director	March 8, 2022
Robert Pearce

/s/ Nicholas Peters	Director	March 8, 2022
Nicholas Peters

/s/ Marc Sheinbaum	Director	March 8, 2022
Marc Sheinbaum

/s/ Valerie Soranno Keating	Director	March 8, 2022
Valerie Soranno Keating