Form 10-Q
period 2022-06-30
CPI Card Group Inc.
filed 2022-08-08
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022.

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of August 1, 2022: 11,262,688

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$9,051	$20,683
Accounts receivable, net of allowances of $162 and $86, respectively	73,157	60,953
Inventories	75,797	58,009
Prepaid expenses and other current assets	5,070	5,522
Income taxes receivable	278	534
Total current assets	163,353	145,701
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	52,203	47,251
Intangible assets, net	19,921	21,854
Goodwill	47,150	47,150
Other assets	7,057	6,184
Total assets	$289,684	$268,140
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$28,815	$26,443
Accrued expenses	34,288	37,150
Deferred revenue and customer deposits	834	1,182
Total current liabilities	63,937	64,775
Long-term debt	309,739	303,626
Deferred income taxes	5,558	5,253
Other long-term liabilities	17,415	15,506
Total liabilities	396,649	389,160
Commitments and contingencies (Note 14)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,262,688 and 11,255,466 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	11	11
Capital deficiency	(108,880)	(110,782)
Accumulated earnings (loss)	1,904	(10,249)
Total stockholders’ deficit	(106,965)	(121,020)
Total liabilities and stockholders’ deficit	$289,684	$268,140

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Products	$68,945	$47,156	$137,261	$94,169
Services	44,363	46,063	87,471	88,142
Total net sales	113,308	93,219	224,732	182,311
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	43,055	27,928	86,149	55,215
Services (exclusive of depreciation and amortization shown below)	27,578	25,939	54,435	49,607
Depreciation and amortization	2,124	2,264	4,319	4,680
Total cost of sales	72,757	56,131	144,903	109,502
Gross profit	40,551	37,088	79,829	72,809
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	24,050	19,748	43,932	35,894
Depreciation and amortization	1,447	1,553	2,862	3,359
Total operating expenses	25,497	21,301	46,794	39,253
Income from operations	15,054	15,787	33,035	33,556
Other expense, net:
Interest, net	(7,146)	(7,037)	(15,011)	(16,013)
Other (expense) income, net	(15)	4	(16)	29
Loss on debt extinguishment	—	—	(395)	(5,048)
Total other expense, net	(7,161)	(7,033)	(15,422)	(21,032)
Income before income taxes	7,893	8,754	17,613	12,524
Income tax expense	(1,742)	(2,522)	(5,460)	(3,882)
Net income	$6,151	$6,232	$12,153	$8,642

Basic and diluted earnings per share:
Basic earnings per share	$0.55	$0.55	$1.08	$0.77
Diluted earnings per share	$0.52	$0.53	$1.04	$0.74

Basic weighted-average shares outstanding	11,257,733	11,233,002	11,256,600	11,231,742
Diluted weighted-average shares outstanding	11,721,744	11,762,481	11,718,836	11,720,148

Comprehensive income:
Net income	$6,151	$6,232	$12,153	$8,642
Total comprehensive income	$6,151	$6,232	$12,153	$8,642

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
March 31, 2022	11,255,466	$11	$(109,821)	$(4,247)	$(114,057)
Stock-based compensation	—	—	1,001	—	1,001
Stock option exercises	7,222	—	(60)	—	(60)
Components of comprehensive income:
Net income	—	—	—	6,151	6,151
June 30, 2022	11,262,688	$11	$(108,880)	$1,904	$(106,965)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2021	11,255,466	$11	$(110,782)	$(10,249)	$(121,020)
Stock-based compensation	—	—	1,962	—	1,962
Stock option exercises	7,222	—	(60)	—	(60)
Components of comprehensive income:
Net income	—	—	—	12,153	12,153
June 30, 2022	11,262,688	$11	$(108,880)	$1,904	$(106,965)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
March 31, 2021	11,230,482	$11	$(111,807)	$(23,780)	$(135,576)
Stock-based compensation	—	—	47	—	47
Stock option exercises	6,574	—	34	—	34
Components of comprehensive income:
Net income	—	—	—	6,232	6,232
June 30, 2021	11,237,056	$11	$(111,726)	$(17,548)	$(129,263)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2020	11,230,482	$11	$(111,858)	$(26,190)	$(138,037)
Stock-based compensation	—	—	98	—	98
Stock option exercises	6,574	—	34	—	34
Components of comprehensive income:
Net income	—	—	—	8,642	8,642
June 30, 2021	11,237,056	$11	$(111,726)	$(17,548)	$(129,263)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income	$12,153	$8,642
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	7,181	8,039
Stock-based compensation expense	1,962	98
Amortization of debt issuance costs and debt discount	967	1,393
Loss on debt extinguishment	395	5,048
Deferred income taxes	305	38
Other, net	788	142
Changes in operating assets and liabilities:
Accounts receivable	(12,280)	(1,384)
Inventories	(17,853)	(15,600)
Prepaid expenses and other assets	(409)	(752)
Income taxes, net	256	7,989
Accounts payable	1,690	2,548
Accrued expenses and other liabilities	(2,955)	7,260
Deferred revenue and customer deposits	(348)	(715)
Cash (used in) provided by operating activities	(8,148)	22,746
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(8,179)	(3,703)
Other	15	156
Cash used in investing activities	(8,164)	(3,547)
Financing activities
Principal payments on First Lien Term Loan	—	(312,500)
Principal payments on Senior Credit Facility	—	(30,000)
Principal payments on Senior Notes	(20,000)	—
Principal payments on ABL Revolver	(10,000)	(15,000)
Proceeds from Senior Notes	—	310,000
Proceeds from ABL Revolver, net of discount	35,000	14,750
Proceeds from exercises of stock options	—	34
Debt issuance costs	(262)	(9,452)
Payments on debt extinguishment and other	(660)	(2,685)
Proceeds from finance lease financing	2,074	—
Payments on finance lease obligations	(1,435)	(1,287)
Cash provided by (used in) financing activities	4,717	(46,140)
Effect of exchange rates on cash	(37)	5
Net decrease in cash and cash equivalents	(11,632)	(26,936)
Cash and cash equivalents, beginning of period	20,683	57,603
Cash and cash equivalents, end of period	$9,051	$30,667
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$13,985	$8,604
Income taxes paid	$5,746	$2,284
Income taxes (refunded)	$(449)	$(6,003)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$816	$3,363
Financing leases	$3,077	$484
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$3,110	$399

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts or as otherwise indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. CPI is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which the Company defines as credit, debit and Prepaid Debit Cards (defined below) issued on the networks of the Payment Card Brands (Visa, Mastercard®, American Express® and Discover®). CPI defines “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. CPI also offers an instant card issuance solution, which provides bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

CPI serves its customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the Payment Card Industry Security Standards Council by one or more of the Payment Card Brands. CPI’s leading network of high-security production facilities allows the Company to optimize its solutions offerings and serve its customers.

COVID-19 Update

The COVID-19 pandemic and associated counteracting measures implemented by governments and businesses around the world have impacted, and continue to impact, economies and societies globally, including the locations where CPI, its customers and suppliers conduct business. The Company believes the global impacts from COVID-19, along with other macro-economic factors, have contributed to, among other things certain adverse effects on its supply chain, production lead times, labor availability, employee absenteeism and costs. Though the Company has implemented measures to attempt to mitigate the impacts of the challenges described above, the Company believes that such impacts, and the associated costs, may continue to increase throughout 2022 and possibly beyond. The long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain, though the health and safety of CPI employees remains paramount.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred employer social security payments in 2020 in accordance with the CARES Act, and the first installment repayment was made in the fourth quarter of 2021. The second installment payment is permitted to be paid no later than the fourth quarter of 2022 and had not been paid as of June 30, 2022.

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

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended June 30, 2022
	Products	Services	Total
Debit and Credit	$69,031	$25,150	$94,181
Prepaid Debit	—	19,214	19,214
Intersegment eliminations	(86)	(1)	(87)
Total	$68,945	$44,363	$113,308

	Six Months Ended June 30, 2022
	Products	Services	Total
Debit and Credit	$137,379	$48,817	$186,196
Prepaid Debit	—	38,675	38,675
Intersegment eliminations	(118)	(21)	(139)
Total	$137,261	$87,471	$224,732

	Three Months Ended June 30, 2021
	Products	Services	Total
Debit and Credit	$47,180	$25,680	$72,860
Prepaid Debit	—	20,383	20,383
Intersegment eliminations	(24)	—	(24)
Total	$47,156	$46,063	$93,219

	Six Months Ended June 30, 2021
	Products	Services	Total
Debit and Credit	$94,359	48,318	$142,677
Prepaid Debit	—	39,841	39,841
Intersegment eliminations	(190)	(17)	(207)
Total	$94,169	$88,142	$182,311

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are produced Financial Payment Cards, including contact-EMV®, contactless dual-interface EMV, contactless and magnetic stripe cards, CPI’s eco-focused solutions, including Second Wave® and EarthwiseTM cards made with upcycled plastic, metal cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2022	2021
Trade accounts receivable	$62,284	$50,042
Unbilled accounts receivable	11,035	10,997
	73,319	61,039
Less allowance for doubtful accounts	(162)	(86)
	$73,157	$60,953

4. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2022	2021
Raw materials	$67,319	$54,254
Finished goods	11,566	6,778
Inventory reserve	(3,088)	(3,023)
	$75,797	$58,009

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	June 30,	December 31,
	2022	2021
Machinery and equipment	$68,631	$64,051
Machinery and equipment under financing leases	12,166	9,088
Furniture, fixtures and computer equipment	5,273	4,570
Leasehold improvements	14,651	14,142
Construction in progress	5,953	5,268
	106,674	97,119
Less accumulated depreciation and amortization	(66,354)	(61,937)
Operating lease right-of-use assets, net of accumulated amortization	11,883	12,069
	$52,203	$47,251

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $2,604 and $2,668 for the three months ended June 30, 2022 and 2021, respectively, and $5,248 and $5,741 for the six months ended June 30, 2022 and 2021, respectively.

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 9, “Financing and Operating Leases.”

6. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at June 30, 2022 and December 31, 2021. Goodwill is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company did not identify a triggering event requiring a quantitative test for impairment as of June 30, 2022.

Intangible assets consist of customer relationships, technology and software, and trademarks. Intangible amortization expense was $967 and $1,149 for the three months ended June 30, 2022 and 2021, respectively, and $1,933 and $2,298 for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022 and December 31, 2021, intangible assets, excluding goodwill, were comprised of the following:

		June 30,			December 31,
		2022			2021
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	17.2	$55,454	$(37,058)	$18,396	$55,454	$(35,419)	$20,035
Technology and software	8	7,101	(6,667)	434	7,101	(6,567)	534
Trademarks	8.7	3,330	(2,239)	1,091	3,330	(2,045)	1,285
Intangible assets subject to amortization		$65,885	$(45,964)	$19,921	$65,885	$(44,031)	$21,854

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of June 30, 2022 was as follows:

2022 (excluding the six months ended June 30, 2022)	$1,933
2023	3,867
2024	3,630
2025	3,440
2026	2,471
Thereafter	4,580
$19,921

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at June 30, 2022
	June 30,	June 30,	(Using Fair Value Hierarchy)
	2022	2022	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$290,000	$273,371	$—	$273,371	$—
ABL Revolver	$25,000	$25,000	$—	$25,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2021
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2021	2021	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$310,000	$327,050	$—	$327,050	$—

The aggregate fair value of the Company’s Senior Notes (as defined in Note 10, “Long-Term Debt”) was based on bank quotes. The fair value measurement associated with the ABL Revolver (as defined in Note 10, “Long-Term Debt”) approximates its carrying value as of June 30, 2022, given the applicable variable interest rates and nature of the security interest in Company assets.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued payroll and related employee expenses	$6,115	$7,558
Accrued employee performance bonuses	4,671	6,900
Employer payroll taxes, including social security deferral	1,856	1,910
Accrued rebates	2,061	1,423
Estimated sales tax liability	936	1,019
Accrued interest	7,440	7,955
Current operating and financing lease liabilities	4,749	4,114
Other	6,460	6,271
Total accrued expenses	$34,288	$37,150

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

The components of operating and finance lease costs were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Operating lease costs	$783	$532
Variable lease costs	147	165
Short-term operating lease costs	—	122
Total expense from operating leases	$930	$819

Finance lease costs:
Right-of-use amortization expense	$394	$309
Interest on lease liabilities	128	99
Total financing lease costs	$522	$408

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Operating lease costs	$1,499	$1,041
Variable lease costs	286	329
Short-term operating lease costs	—	294
Total expense from operating leases	$1,785	$1,664

Finance lease costs:
Right-of-use amortization expense	$784	$602
Interest on lease liabilities	218	205
Total financing lease costs	$1,002	$807

The following table reflects balances for operating and financing leases:

	June 30,	December 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets, net of amortization	$11,883	$12,069

Current operating lease liabilities	$2,255	$1,857
Non-current operating lease liabilities	10,109	10,703
Total operating lease liabilities	$12,364	$12,560

Financing leases:
Property, equipment and leasehold improvements	$12,166	$9,088
Accumulated depreciation	(3,221)	(2,451)
Total financing leases in property, equipment and leasehold ___improvements, net	$8,945	$6,637

Current financing lease liabilities	$2,494	$2,257
Non-current financing lease liabilities	4,078	2,668
Total financing lease liabilities	$6,572	$4,925

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements and operating lease right-of-use assets, net.” Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Future cash payment with respect to lease obligations as of June 30, 2022 were as follows:

	Operating	Financing
	Leases	Leases
2022 (excluding the six months ended June 30, 2022)	$1,576	$1,696
2023	3,164	2,381
2024	2,896	1,583
2025	2,090	1,292
2026	1,958	318
Thereafter	3,657	41
Total lease payments	15,341	7,311
Less imputed interest	(2,977)	(739)
Total	$12,364	$6,572

10. Long-Term Debt

At June 30, 2022 and December 31, 2021, long-term debt consisted of the following:

	Interest	June 30,	December 31,
	Rate	2022	2021
Senior Notes	8.625%	$290,000	$310,000
ABL Revolver(1)	2.997%	25,000	—
Unamortized deferred financing costs		(5,261)	(6,374)
Total long-term debt		309,739	303,626
Less current maturities		—	—
Long-term debt, net of current maturities		$309,739	$303,626

(1) The Senior Notes bear interest at a fixed rate. The average effective variable interest rate on outstanding borrowings under the ABL Revolver was 2.997% as of June 30, 2022.

On March 15, 2021, the Company completed a private offering by its wholly-owned subsidiary, CPI CG Inc., of $310,000 aggregate principal amount of 8.625% Senior Secured Notes due 2026 (the “Senior Notes”) and related guarantees. The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year.

On March 15, 2021, the Company and CPI CG Inc., as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility of up to $50,000 (the “ABL Revolver”). The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. On March 3, 2022, the Company and CPI CG Inc. entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), which amended the ABL Revolver. The Amendment, among other things, increased the available borrowing capacity under the ABL Revolver to $75,000, increased the uncommitted accordion feature to $25,000 from $15,000, and revised the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York.

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to SOFR and adjusted for a credit spread, plus an interest rate margin. The Company may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. For each quarter through March 31, 2023, the applicable interest rate margin ranges from 1.50% to 1.75% depending on the average unused capacity of the facility for the previous quarter. The unused portion of the ABL Revolver commitment accrues a monthly commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the ABL Revolver over the previous month. Unused commitment fee expense was $115 and $54 for the six months ended June 30, 2022 and 2021, respectively. The fee percentage and calculation of the unused commitment fee changes, effective April 1, 2023, to between 0.375% and 0.50% (determined based on the average revolver usage over a specified period of time) of the unused portion of the facility.

The ABL Revolver includes limitations on the Company’s ability to borrow in certain situations, including limitations based on the calculation of a borrowing capacity and further limitations that are triggered if the amount available to borrow under the ABL Revolver is less than $7,500. The borrowing capacity represents the net availability under the ABL Revolver and is calculated as the lesser of a) the total of certain eligible assets, including cash, accounts receivable and inventories, further reduced by stated contribution percentages and adjustments or b) the $75,000 of available borrowing capacity under the ABL Revolver (“Borrowing Base”). The Borrowing Base is further reduced by credit line reserves, letters of credit, as well as the loan ledger balance outstanding on the ABL Revolver. Additionally, commencing with the month immediately following a date on which borrowing capacity is below $7,500 and until such time that borrowing capacity equals or exceeds $7,500 for 30 consecutive days, the Company must maintain a fixed charge coverage ratio (as defined in the Credit Agreement for the ABL Revolver) greater than 1.00, calculated for the trailing 12 months, in order to borrow under the ABL Revolver.

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

On March 11, 2022, the Company used the available borrowing capacity under the ABL Revolver to fund the redemption of $20,000 aggregate principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon to the redemption date.

The Senior Notes are guaranteed by the Company and certain of its current and future wholly-owned domestic subsidiaries (other than CPI CG Inc. as the issuer of the Senior Notes) that guarantee the ABL Revolver. The Senior Notes are secured by substantially all of the assets of CPI CG Inc. and the guarantors, subject to customary exceptions. The ABL Revolver is guaranteed by the Company and its subsidiaries (other than CPI CG Inc. as borrower and excluded subsidiaries), and is secured by substantially all of the assets of CPI CG Inc. and the guarantors, subject to customary exceptions.

The Senior Notes and the ABL Revolver contain covenants limiting the ability of the Company, CPI CG Inc. and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of CPI CG Inc. and its restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the respective agreements.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of that certain Indenture, dated as of March 15, 2021, by and among CPI CG Inc., the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee, with any required prepayments to be made after the issuance of the Company’s annual financial statements. No such payment was required to be made in 2022 based on the Company’s operating results for the year ended December 31, 2021.

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The remaining unamortized debt issuance costs recorded on the Senior Notes were $5,261 and is reported as a reduction to the long-term debt balance as of June 30, 2022. The remaining unamortized net discount and debt issuance costs on the ABL Revolver and related Amendment were $1,800 and are recorded as other assets (current and long term) on the condensed consolidated balance sheet as of June 30, 2022.

During the six months ended June 30, 2021, the Company recorded a $5,048 loss on debt extinguishment relating to the unamortized deferred financing costs and debt discount in connection with the termination of the Senior Credit Facility and First Lien Term Loan, as described earlier.

11. Income Taxes

During the three months ended June 30, 2022, the Company recognized an income tax expense of $1,742 on pre-tax income of $7,893, compared to income tax expense of $2,522 on pre-tax income of $8,754 for the prior year period. During the six months ended June 30, 2022, the Company recognized an income tax expense of $5,460 on pre-tax income of $17,613, representing an effective income tax rate of 31.0%. For the six months ended June 30, 2021, the Company recognized an income tax expense of $3,882 on pre-tax income of $12,524, representing an effective income tax rate of 31.0%.

For the six months ended June 30, 2022 and 2021, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	June 30,
	2022	2021
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	5.5	6.0
Valuation allowance	2.5	0.0
Permanent items	1.4	2.8
Other	0.6	1.2
Effective income tax rate	31.0%	31.0%

The net change in the valuation allowance during the six months ended June 30, 2022 was an increase of $432. The increase was due to the more restrictive interest deduction limitation in Section 163(j) of the Internal Revenue Code that took effect in 2022.

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

13. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$6,151	$6,232	$12,153	$8,642

Denominator:
Basic weighted-average common shares outstanding	11,257,733	11,233,002	11,256,600	11,231,742
Dilutive shares	464,011	529,479	462,236	488,406
Diluted weighted-average common shares outstanding	11,721,744	11,762,481	11,718,836	11,720,148

Basic earnings per share	$0.55	$0.55	$1.08	$0.77

Diluted earnings per share	$0.52	$0.53	$1.04	$0.74

14. Commitments and Contingencies

Commitments

Refer to Note 9, “Financing and Operating Leases” for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2023 and 2029 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs. The Company’s financing leases expire at various dates between 2022 and 2027 and contain purchase options which the Company may exercise to keep the machinery in use.

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, has filed requests for Inter Parties Reexamination (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for reexamination. Thus far, the United States Patent Office has instituted proceedings with respect to two of the IPR requests and the others remain pending. The current proceedings in the patent office are scheduled to run through April 6, 2023. Should the remaining reexamination requests be denied or should the patents survive reexamination by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter, and no liability has been recorded as of June 30, 2022.

In addition to the matter described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on its business, financial condition or results of operations.

Estimated Sales Tax Liability

The Company has continued to evaluate a state sales tax liability analysis for states in which it has economic nexus and to collect exemption documentation from its customers. It is probable that the Company will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. The estimated liability for sales tax as of June 30, 2022 and December 31, 2021 was $936 and $1,019, respectively, and is recorded in accrued expenses in the condensed consolidated balance sheets. The liability decreased from the estimate recorded in the prior period primarily due to the Company remitting cash to the applicable state tax authorities for historical sales tax and interest. The Company may be subject to examination by the relevant state tax authorities. Due to the estimates involved in the analysis, the liability may change in the future. The Company is unable to predict a range of additional loss that is reasonably possible. Sales tax recovered from customers reduces the estimated expense when it is received or probable of collection. Future changes to the liability that impact the condensed consolidated statements of operations will be recorded within “Selling, general and administrative” (“SG&A”). During the six months ended June 30, 2022 and 2021, the Company recorded sales tax expense of $52 and sales tax benefit of $465, respectively, within SG&A for current activity relating to updates to the estimated liability.

15. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors and directors. On May 27, 2021, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to, among other things, increase the total number of shares of the Company’s Common Stock reserved and available for issuance thereunder by 1,000,000 shares resulting in a total of 2,200,000 shares of Common Stock issuable under the Omnibus Plan. As of June 30, 2022, there were 920,657 shares of Common Stock available for grant under the Omnibus Plan.

During the six months ended June 30, 2022, the Company granted 30,452 awards of non-qualified stock options. The Company did not grant any awards of non-qualified stock options during the six months ended June 30, 2021. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2021	778,835	$18.02	5.59
Granted	30,452	14.42	6.80
Exercised	(14,075)	4.04	—
Expired	(1,320)	21.75	—
Forfeited	(6,460)	29.62	—
Outstanding as of June 30, 2022	787,432	$18.03	5.15
Options vested and exercisable as of June 30, 2022	636,083	$16.00	4.86
Options vested and expected to vest as of June 30, 2022	787,432	$18.03	5.15

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
	Options	Grant-Date Fair Value

Unvested as of December 31, 2021	127,357	$17.42
Granted	30,452	8.62
Forfeited	(6,460)	17.43
Unvested as of June 30, 2022	151,349	$15.65

Unvested stock options of 151,349 as of June 30, 2022 have a seven year term and are expected to vest ratably over a two-year period on each anniversary of the grant date.

The fair value of the stock option awards granted during the six months ended June 30, 2022, was determined using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Six Months Ended
June 30, 2022
Expected term in years (1)	4.25
Volatility (2)	77.50%
Risk-free interest rate (3)	2.44%
Dividend yield (4)	—%

(1)	The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
(2)	Volatility was based on a weighting of the Company’s historical volatility and its peer group, which is comprised of companies with similar industry, size and financial leverage.
(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period consistent with the expected option term described above.
(4)	The Company’s expected annual dividend yield was zero based on current practice.

The following table summarizes the changes in the number of outstanding restricted stock units:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Shares	Fair Value	(in Years)
Outstanding as of December 31, 2021	261,982	$13.19
Granted	18,194	14.42
Forfeited	(13,493)	9.89
Outstanding as of June 30, 2022	266,683	$13.44	1.15

The restricted stock unit awards contain conditions associated with continued employment or service. Restricted stock units granted in 2022 are expected to vest ratably over a two-year period on each anniversary of the grant date. On the vesting date, shares of Common Stock will be issued to the award recipients.

Compensation expense for the Omnibus Plan for the three months ended June 30, 2022 and 2021 was $1,001 and $47, respectively. Compensation expense for the Omnibus Plan for the six months ended June 30, 2022 and 2021 was $1,962 and $98, respectively. As of June 30, 2022, the total unrecognized compensation expense related to unvested options and restricted stock units is $2,701, which the Company expects to recognize over an estimated weighted-average period of approximately 1.23 years.

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

As of June 30, 2022, the Company’s reportable segments were as follows:

●    Debit and Credit;

●    Prepaid Debit; and

●    Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing banks primarily in the United States. Products produced by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless cards, and Earth ElementsTM Eco-Focused Cards. The Company also sells Card@Once instant card issuance solutions, and private label credit cards that are not issued on the networks of the Payment Card Brands. The Company provides CPI On-Demand® services, where images, personalized payment cards, and related collateral are produced on a one-by-one, on demand basis for customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The Debit and Credit segment facilities and operations are audited for compliance with the standards of the Payment Card Industry Security Standards Counsel by multiple Payment Card Brands.

Prepaid Debit Segment

The Prepaid Debit segment primarily provides integrated prepaid card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The Prepaid Debit segment facilities and operations are audited for compliance with the standards of the Payment Card Industry Security Standards Counsel by multiple Payment Card Brands.

Other

The Other segment includes corporate expenses.

Performance Measures of Reportable Segments

Net Sales and EBITDA of the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021, were as follows:

	Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Debit and Credit	$94,181	$72,860	$186,196	$142,677
Prepaid Debit	19,214	20,383	38,675	39,841
Intersegment eliminations	(87)	(24)	(139)	(207)
Total	$113,308	$93,219	$224,732	$182,311

	EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Debit and Credit	$27,273	$22,322	$53,367	$44,722
Prepaid Debit	5,899	8,106	12,463	15,679
Other	(14,562)	(10,820)	(26,025)	(23,825)
Total	$18,610	$19,608	$39,805	$36,576

The following table provides a reconciliation of total segment EBITDA to net income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total segment EBITDA	$18,610	$19,608	$39,805	$36,576
Interest, net	(7,146)	(7,037)	(15,011)	(16,013)
Income tax expense	(1,742)	(2,522)	(5,460)	(3,882)
Depreciation and amortization	(3,571)	(3,817)	(7,181)	(8,039)
Net income	$6,151	$6,232	$12,153	$8,642

Net Sales to Geographic Locations, Property, Equipment and Leasehold Improvements and Long-Lived Assets

Each of the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived Assets relating to geographic locations outside of the United States is insignificant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 and responses thereto on our business, including our supply chain, customer demand, workforce, operations and ability to comply with certain covenants related to our indebtedness; our transition to being an accelerated filer and complying with Section 404 of the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting or remediate material weaknesses; our inability to recruit, retain and develop qualified personnel, including key personnel; a disruption or other failure in our supply chain, including as a result of the Russia-Ukraine conflict, or labor pool resulting in increased costs and inability to pass those costs on to our customers and extended production lead times and difficulty meeting customers’ delivery expectations; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending and ongoing or accelerating inflationary pressure; our failure to retain our existing customers or identify and attract new customers; system security risks, data protection breaches and cyber-attacks, including as retaliation for U.S. sanctions in connection with the Russia-Ukraine conflict; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; interruptions in our operations, including our information technology (“IT”) systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; disruptions in production at one or more of our facilities; environmental, social and governance preferences and demands of various stakeholders and our ability to conform to such preferences and demands and to comply with any related regulatory requirements; the effects of climate change, negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; disruptions in production due to weather conditions, climate change, political instability or social unrest; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; defects in our software; our limited ability to raise capital in the future; problems in production quality, materials and process; our inability to develop, introduce and commercialize new products; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; our inability to successfully execute on our divestitures or acquisitions; our inability to realize the full value of our long-lived assets; costs relating to product defects and any related product liability and/or warranty claims; our inability to renew licenses with key technology licensors; the highly competitive, saturated and consolidated nature of our marketplace; the effects of delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; risks associated with the majority stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2022, in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the SEC.

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

Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards (as defined below) issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides bank customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card solutions market through more than 20 years of experience.

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

COVID-19 Update

The COVID-19 pandemic and associated counteracting measures implemented by governments and businesses around the world have impacted, and continue to impact, economies and societies globally, including the locations where we, our customers and our suppliers conduct business. We believe the global impacts from COVID-19, along with other macro-economic factors, have contributed to, among other things certain adverse effects on its supply chain, production lead times, labor availability, employee absenteeism and costs. Though we have implemented measures to attempt to mitigate the impacts of the challenges described above, we believe that such impacts, and the associated costs, may continue to increase throughout 2022 and possibly beyond. The long-term implications of COVID-19 on our results of operations and overall financial performance remain uncertain, though the health and safety of our employees remains paramount.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. We deferred employer social security payments in 2020 in accordance with the CARES Act, and the first installment repayment was made in the fourth quarter of 2021. The second installment payment is permitted to be paid no later than the fourth quarter of 2022 and had not been paid as of June 30, 2022.

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and may negatively influence our financial and operating results:

●	We have experienced, and expect to continue to experience, labor availability issues, particularly in the Company’s production facilities. In the six months ended June 30, 2022, the Company incurred increased employee compensation and recruiting expenses in Cost of Sales and Operating Expenses, which we expect to continue to increase throughout 2022 and possibly beyond as the Company continues to actively recruit additional employees and is affected by increasing inflationary pressure. Also as a result of labor shortages and supply chain constraints, as described below, the Company has experienced extended production lead times in some areas of the business and difficulty meeting some customers’ delivery expectations. We continue to proactively monitor, assess and take steps to minimize disruptions and delays in production; however, these disruptions and delays have caused the Company to lose or delay customer opportunities, and are likely to continue throughout 2022 and possibly beyond.
●	We have experienced, and continue to experience, inflationary pressure in our supply chain, as well as delays and difficulties in sourcing key materials and components needed for our products. Such issues as well as other factors such as staffing challenges, have continued to strain the global supply chain network, which has resulted in increased costs of certain raw materials and components, increased shipping costs, freight and logistics delays, longer lead times, shortages of raw materials we use in our products, such as the on-going global microchip shortage, and unpredictability. While we are taking actions to limit this pressure, including placing orders in advance and compiling buffer stock, we expect to experience supply chain impacts on our business

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
●	Our Second Wave® payment cards feature a core made with recovered ocean-bound plastic (“ROBP”), which we currently source from Haiti and process using single source suppliers. Due to political instability and other factors in Haiti as well as the supply chain constraints described above, there is an increased likelihood that we may face challenges in obtaining an adequate supply of ROBP, which is necessary to meet customer demand for our Second Wave cards. The Company actively monitors and manages its supply chain, including compiling buffer stock of materials and evaluating alternative suppliers and sources for ROBP, but it is uncertain how issues in Haiti and other factors in the ROBP supply chain will affect our ability to continue obtaining sufficient ROBP. Additionally, to the extent we are able to secure one or more alternative suppliers of ROBP, such alternative suppliers may be similarly constrained by local or global geopolitical challenges, instability and unpredictability, and we may be subject to increased shipping and materials costs, which we may not be able to pass through to our customers.
●	As of June 30, 2021, the market value of outstanding shares of our common stock owned by non-affiliates exceeded $75 million, which triggered the Company being classified as an accelerated filer with respect to SEC regulations and filing requirements effective with the year ended December 31, 2021. The Company continues to be classified as an accelerated filer in 2022. As a result, our annual assessment of the effectiveness of our internal control over financial reporting must be audited by our external audit firm in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”). Continued compliance with this new requirement has significantly increased our compensation expense, professional fees and other administrative costs during the six months ended June 30, 2022. We expect these increased costs to continue throughout 2022 and possibly beyond. In connection with our evaluation and testing during 2021, management identified deficiencies that they determined resulted in material weaknesses in internal controls, and the related remediation efforts have also increased such costs. For additional information, see Part I, Item 4, Controls and Procedures.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net sales:
Products	$68,945	$47,156	$137,261	$94,169
Services	44,363	46,063	87,471	88,142
Total net sales	113,308	93,219	224,732	182,311
Cost of sales	72,757	56,131	144,903	109,502
Gross profit	40,551	37,088	79,829	72,809
Operating expenses	25,497	21,301	46,794	39,253
Income from operations	15,054	15,787	33,035	33,556
Other expense, net:
Interest, net	(7,146)	(7,037)	(15,011)	(16,013)
Other (expense) income, net	(15)	4	(16)	29
Loss on debt extinguishment	—	—	(395)	(5,048)
Income before taxes	7,893	8,754	17,613	12,524
Income tax expense	(1,742)	(2,522)	(5,460)	(3,882)
Net income	$6,151	$6,232	$12,153	$8,642

Segment Discussion

Three Months Ended June 30, 2022 Compared With Three Months Ended June 30, 2021

Net Sales:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$94,181	$72,860	$21,321	29.3%
Prepaid Debit	19,214	20,383	(1,169)	(5.7)%
Eliminations	(87)	(24)	(63)	* %
Total	$113,308	$93,219	$20,089	21.6%

* Not meaningful

Debit and Credit:

Net sales for Debit and Credit increased $21.3 million, or 29.3%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year. Products net sales increased due to increased volumes from existing customers, including the acquisition of new portfolios by an existing customer and the transition to eco-focused and other contactless cards, and higher Card@Once instant issuance sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV® cards. The increase in Products net sales was partially offset by a reduction in volumes from our existing customers in our CPI On-Demand service, which benefited in the prior year second quarter from COVID-19 related government disbursement work.

Prepaid Debit:

Net sales for Prepaid Debit decreased $1.2 million, or 5.7%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year. Prepaid Debit net sales in the prior year second quarter benefited from the acquisition of new portfolios by our existing customers and customer replenishment of retail inventory, which had been maintained at lower levels in 2020 due to COVID-19 uncertainties.

Gross Profit and Gross Profit Margin:

	Three Months Ended June 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$34,088	36.2%	$28,263	38.8%	$5,825	20.6%
Prepaid Debit	6,463	33.6%	8,825	43.3%	(2,362)	(26.8)%
Total	$40,551	35.8%	$37,088	39.8%	$3,463	9.3%

Debit and Credit:

Gross profit for Debit and Credit increased $5.8 million, or 20.6%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year primarily due to the net sales increase described above, partially offset by higher production costs. Gross profit margin decreased to 36.2% during the three months ended June 30, 2022, compared to 38.8% in the corresponding period in the prior year, primarily due to increased materials costs as a percentage of sales, partially offset by operating leverage from higher net sales.

Prepaid Debit:

Gross profit for Prepaid Debit decreased $2.4 million, or 26.8%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year. Gross profit margin for Prepaid Debit decreased to 33.6% for the three months ended June 30, 2022 compared to 43.3% in the corresponding period in the prior year. The decreases in gross profit and gross profit margin were primarily due to lower sales, as described above, combined with increases in materials and labor costs.

Operating Expenses:

	Three Months Ended June 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$8,769	9.3%	$8,004	11.0%	$765	9.6%
Prepaid Debit	1,147	6.0%	1,274	6.3%	(127)	(10.0)%
Other	15,581	* %	12,023	* %	3,558	29.6%
Total	$25,497	22.5%	$21,301	22.9%	$4,196	19.7%

Debit and Credit:

Debit and Credit operating expenses increased $0.8 million, or 9.6%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year, primarily due to a sales tax benefit of $0.4 million recorded in 2021.

Prepaid Debit:

Prepaid Debit operating expenses decreased $0.1 million, or 10.0%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year.

Other:

Other operating expenses increased $3.6 million, or 29.6%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year, primarily due to a $2.2 million increase in compensation expenses as a result of $1.0 million of increased stock compensation and increased employee headcount and higher labor costs, and a $1.0 million increase in professional fees.

Income from Operations and Operating Margin:

	Three Months Ended June 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Income from operations by segment:
Debit and Credit	$25,319	26.9%	$20,258	27.8%	$5,061	25.0%
Prepaid Debit	5,316	27.7%	7,550	37.0%	(2,234)	(29.6)%
Other	(15,581)	* %	(12,021)	* %	(3,560)	29.6%
Total	$15,054	13.3%	$15,787	16.9%	$(733)	(4.6)%
* Not meaningful

Debit and Credit:

Income from operations for Debit and Credit increased $5.1 million, or 25.0%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year, primarily due to higher net sales, partially offset by higher production costs. Operating margin decreased to 26.9% for the three months ended June 30, 2022 compared to 27.8% in the corresponding period in the prior year primarily due to the factors discussed above under “Gross Profit and Gross Profit Margin.”

Prepaid Debit:

Income from operations for Prepaid Debit decreased $2.2 million, or 29.6%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year, primarily due to lower gross profit. Operating margin decreased to 27.7% for the three months ended June 30, 2022 compared to 37.0% in the corresponding period in the prior year primarily due to the factors discussed above under “Gross Profit and Gross Profit Margin.”

Other:

The loss from operations in Other increased $3.6 million, or 29.6%, for the three months ended June 30, 2022 compared to the corresponding period in the prior year due to the factors described above under “Operating Expenses.”

Interest, net:

Interest expense increased to $7.1 million for the three months ended June 30, 2022 from $7.0 million in the corresponding period in the prior year, due to higher average debt balances offset by a lower average interest rate and interest income received of approximately $0.2 million in 2021 related to income tax refunds.

Loss on debt extinguishment:

During the three months ended June 30, 2022, we did not record any loss on debt extinguishment.

Income tax expense:

Our effective tax rates on pre-tax income were 22.1% and 28.8% for the three months ended June 30, 2022 and 2021, respectively. The decrease in our effective tax rate for the three months ended June 30, 2022 compared to the corresponding period in the prior year was primarily due to state taxes and a reduction in valuation allowance positions resulting from the impact of higher expected income before taxes on interest deduction limitations, which offset the impacts of the more restrictive interest deduction limitation in Section 163(j) of the Internal Revenue Code that took effect in 2022.

Net income:

During the three months ended June 30, 2022, net income decreased 1.4% compared to the corresponding period in the prior year due to increased material, labor, and “Selling, general and administrative” costs, offset by sales growth and lower income tax expense as a result of lower effective income tax rate.

Six Months Ended June 30, 2022 Compared With Six Months Ended June 30, 2021

Net Sales:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$186,196	$142,677	$43,519	30.5%
Prepaid Debit	38,675	39,841	(1,166)	(2.9)%
Eliminations	(139)	(207)	68	* %
Total	$224,732	$182,311	$42,421	23.3%

* Not meaningful

Debit and Credit:

Net sales for Debit and Credit increased $43.5 million, or 30.5%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year. Products net sales increased due to increased volumes from existing customers, including the acquisition of new portfolios by an existing customer and the transition to eco-focused and other contactless cards, and higher Card@Once instant issuance sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV® cards. Net sales from card personalization increased due to higher volumes of contactless cards and Card@Once services, partially offset by a decrease in volumes for our existing customers in our CPI On-Demand service, which benefited in the corresponding prior period from COVID-19 related government disbursement work.

Prepaid Debit:

Net sales for Prepaid Debit decreased $1.2 million, or 2.9%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year. Prepaid Debit net sales in the prior year period benefited from the acquisition of new portfolios by our existing customers and customer replenishment of retail inventory, which had been maintained at lower levels in 2020 due to COVID-19 uncertainties.

Gross Profit and Gross Profit Margin:

	Six Months Ended June 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$66,318	35.6%	$55,812	39.1%	$10,506	18.8%
Prepaid Debit	13,511	34.9%	16,997	42.7%	(3,486)	(20.5)%
Total	$79,829	35.5%	$72,809	39.9%	$7,020	9.6%

Debit and Credit:

Gross profit for Debit and Credit increased $10.5 million, or 18.8%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year primarily due to the net sales increase described above, partially offset by higher production costs. Gross profit margin decreased to 35.6% during the six months ended June 30, 2022, compared to 39.1% in the corresponding period in the prior year, primarily due to increased materials as a percentage of sales, partially offset by operating leverage from higher sales.

Prepaid Debit:

Gross profit for Prepaid Debit decreased $3.5 million, or 20.5%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year. Gross profit margin for Prepaid Debit decreased to 34.9% for the three months ended June 30, 2022 compared to 42.7% in the corresponding period in the prior year. The decreases in gross profit and gross profit margin were primarily due to lower sales, as described above, combined with increases in labor and materials costs.

Operating Expenses:

	Six Months Ended June 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$16,889	9.1%	$15,399	10.8%	$1,490	9.7%
Prepaid Debit	2,227	5.8%	2,428	6.1%	(201)	(8.3)%
Other	27,678	* %	21,426	* %	6,252	29.2%
Total	$46,794	20.8%	$39,253	21.5%	$7,541	19.2%

Debit and Credit:

Debit and Credit operating expenses increased $1.5 million, or 9.7%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year, primarily due to increased selling, compensation and other costs to support the business.

Prepaid Debit:

Prepaid Debit operating expenses decreased $0.2 million, or 8.3%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year.

Other:

Other operating expenses increased $6.3 million, or 29.2%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year, primarily due to a $3.9 million increase in compensation expenses as a result of $1.9 million of increased stock compensation and increased employee headcount and higher labor costs, and a $2.0 million increase in professional fees and other costs, including costs related to compliance with the Sarbanes-Oxley Act.

Income from Operations and Operating Margin:

	Six Months Ended June 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Income from operations by segment:
Debit and Credit	$49,429	26.5%	$40,412	28.3%	$9,017	22.3%
Prepaid Debit	11,284	29.2%	14,568	36.6%	(3,284)	(22.5)%
Other	(27,678)	* %	(21,424)	* %	(6,254)	29.2%
Total	$33,035	14.7%	$33,556	18.4%	$(521)	(1.6)%
* Not meaningful

Debit and Credit:

Income from operations for Debit and Credit increased $9.0 million, or 22.3%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year, primarily due to higher net sales, partially offset by increased production costs and operating expenses. Operating margin decreased to 26.5% for the six months ended June 30, 2022 compared to 28.3% in the corresponding period in the prior year primarily due to the factors discussed above.

Prepaid Debit:

Income from operations for Prepaid Debit decreased $3.3 million, or 22.5%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year, primarily due to lower gross profit. Operating margin decreased to 29.2% for the six months ended June 30, 2022 compared to 36.6% in the corresponding period in the prior year, primarily due to the factors discussed above under “Gross Profit and Gross Profit Margin.”

Other:

The loss from operations in Other increased $6.3 million, or 29.2%, for the six months ended June 30, 2022 compared to the corresponding period in the prior year due to the factors described above under “Operating Expenses.”

Interest, net:

Interest expense decreased to $15.0 million for the six months ended June 30, 2022 from $16.0 million in the corresponding period in the prior year. Interest expense was higher in the first six months of 2021 primarily due to $2.6 million of “make-whole” interest premium paid in connection with the termination of our $30.0 million senior credit agreement (the “Senior Credit Facility”) on March 15, 2021. The decrease in interest expense for the six months ended June 30, 2022 was partially offset by higher average interest rates on our borrowings during 2022.

Loss on debt extinguishment:

During the six months ended June 30, 2022, we recorded a $0.4 million loss on debt extinguishment relating to the $20.0 million early redemption of the 8.625% Senior Secured Notes due 2026 (the “Senior Notes”), as we expensed the associated portion of the unamortized deferred financing costs.

During the six months ended June 30, 2021 we recorded a $5.0 million loss on debt extinguishment relating to the termination of both our previous Senior Credit Facility and First Lien Term Loan as we expensed the unamortized deferred financing costs and debt discount. This was completed in connection with the issuance of the Senior Notes and entry into our new asset-based, senior secured revolving credit facility (the “ABL Revolver”) on March 15, 2021.

Income tax expense:

Our effective tax rate on pre-tax income was 31.0% for both the six months ended June 30, 2022 and 2021, respectively. The effective tax rate at June 30, 2022 includes a recorded valuation allowance related to the more restrictive interest deduction limitation in Section 163(j) of the Internal Revenue Code that took effect in 2022, offset by a decrease in permanent items.

Net income:

During the six months ended June 30, 2022, net income was $12.2 million, compared to net income of $8.6 million in the corresponding period in the prior year. The increase was primarily due to sales growth partially offset by increased material, labor, and “Selling, general and administrative” costs and a decrease in other expenses due to the impact of debt refinancing costs incurred in the 2021 first quarter.

Liquidity and Capital Resources

At June 30, 2022, we had $9.1 million of cash and cash equivalents.

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

On March 15, 2021, we completed a private offering of $310.0 million aggregate principal amount of the Senior Notes and related guarantees at an issue price of 100%. The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year.

On March 15, 2021, we entered into a credit agreement with Wells Fargo Bank, National Association providing for an ABL Revolver of up to $50.0 million. On March 3, 2022, we entered into Amendment No. 1 to Credit Agreement (the “Amendment”), which amended the ABL Revolver. The Amendment, among other things, increased the available borrowing capacity under the ABL Revolver to $75.0 million, increased the uncommitted accordion feature to $25.0 million and revised the interest rate provisions to replace the LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York.

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to SOFR adjusted for a credit spread, plus an interest rate margin. We may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. For each quarter through March 31, 2023, the applicable interest rate margin ranges from 1.50% to 1.75% depending on the average unused capacity of the facility for the previous quarter. The unused portion of the ABL Revolver commitment accrues a monthly commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the ABL Revolver over the previous month. The fee percentage and calculation of the unused commitment fee changes, effective April 1, 2023, to between 0.375% and 0.50% (determined based on the average revolver usage over a specified period of time) of the unused portion of the facility.

As of June 30, 2022, we have $25.0 million in ABL Revolver borrowings outstanding and $50.0 million available to borrow under the ABL Revolver. Amounts borrowed and outstanding under the ABL Revolver are required to be repaid in full, together with any accrued and unpaid interest, on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes (and may be subject to earlier mandatory prepayment upon certain events).

The ABL Revolver includes limitations on our ability to borrow in certain situations, including limitations based on the calculation of a borrowing capacity and further limitations that are triggered if the amount available to borrow under the ABL Revolver is less than $7.5 million. The borrowing capacity represents the net availability under the ABL Revolver and is calculated as the lesser of a) the total of certain eligible assets, including cash, accounts receivable and inventories, further reduced by stated contribution percentages and adjustments or b) the $75.0 million of available borrowing capacity under the ABL Revolver (“Borrowing Base”). The Borrowing Base is further reduced by credit line reserves, letters of credit, as well as the loan ledger balance outstanding on the ABL Revolver. Additionally, commencing with the month immediately following a date on which borrowing capacity is below $7.5 million and until such time that borrowing capacity equals or exceeds $7.5 million for 30 consecutive days, we must maintain a fixed charge coverage ratio (as defined in the Credit Agreement for the ABL Revolver) greater than 1.00, calculated for the trailing 12 months in order to borrow under the ABL Revolver.

Prior to March 15, 2023, the Company may redeem some or all of the Senior Notes at a “make-whole” redemption price, and on or after March 15, 2023, the Company may redeem some or all of the Senior Notes at a redemption price initially set at 104.313% of the principal amount of the notes to be redeemed, and reducing over time to 100%, in each case plus accrued and unpaid interest. Additionally, prior to March 15, 2023, the Company may redeem, on one or more occasions, up to 40% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings, at a redemption price equal to 108.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Furthermore, prior to March 15, 2023, but not more than once during each consecutive twelve-month period, the Company may also redeem up to 10% of the aggregate principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount of the notes being redeemed, plus accrued and unpaid interest.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of the related indenture, with any required payments to be made after the issuance of the Company’s annual financial statements. No such payment was required based on the Company’s 2021 operating results.

In connection with the issuance of the Senior Notes and entry into the ABL Revolver, we terminated our previous Senior Credit Facility and previous First Lien Term Loan. Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15.0 million under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. During the three months ended March 31, 2021, prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the Senior Credit Facility and the First Lien Term Loan. As of June 30, 2022, the Company had $290.0 million aggregate principal amount outstanding on the Senior Notes, plus accrued and unpaid interest.

Operating Activities

Cash used in operating activities for the six months ended June 30, 2022 was $8.1 million compared to cash provided by operating activities of $22.7 million during the six months ended June 30, 2021. Cash generated from earnings for the six months ended June 30, 2022 was negatively impacted by working capital increases, including an increase in accounts receivable of $12.3 million due to higher net sales compared to the previous period. We also increased inventories by $17.9 million during the six months ended June 30, 2022, including procurement of EMV contactless chips to support our business and to maintain certain levels of inventory to help mitigate supply chain constraints. We also decreased accrued expenses by $3.3 million during the six months ended June 30, 2022, primarily related to payments on accrued interest and employee performance incentive compensation during the period.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 was $8.2 million, compared to $3.5 million during the six months ended June 30, 2021. Cash used in investing activities was related primarily to capital expenditures, including investments to support the business, such as machinery and information technology equipment. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $3.1 million during the six months ended June 30, 2022, compared to $0.5 million during the corresponding period of the prior year.

Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was $4.7 million. Net proceeds from the ABL Revolver were $25.0 million and in connection with the Amendment to the ABL revolver, we paid $0.3 million of debt issuance costs. A portion of the proceeds from the ABL Revolver was used to redeem $20.0 million of Senior Notes and to pay $0.6 million of early redemption costs. We received $2.1 million under financing leases and we paid $1.4 million of principal on financing leases during the six months ended June 30, 2022, compared to $1.3 million of principal payments during the corresponding period of the prior year.

During the six months ended June 30, 2021, cash used in financing activities was $46.1 million. Proceeds from the Senior Notes and ABL Revolver, net of discount, were $310.0 million and $14.8 million, respectively. We paid $9.5 million of debt issuance costs and $2.7 million of debt extinguishment costs, which included an early termination “make-whole” interest premium of $2.6 million on the Senior Credit Facility. We used proceeds from the Senior Notes and initial borrowings under the ABL Revolver, plus cash on hand, to pay in full and terminate the Senior Credit Facility balance of $30.0 million and the First Lien Term Loan balance of $304.7 million on March 15, 2021. Prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the Senior Credit Facility and First Lien Term Loan.

During the second quarter of 2021, we used $15.0 million of cash on hand to pay down the ABL Revolver to zero and had no borrowings outstanding thereunder as of June 30, 2021.

Working Capital

Our working capital as of June 30, 2022 was $99.4 million, compared to $80.9 million as of December 31, 2021. Our working capital during the six months ended June 30, 2022 was primarily affected by borrowings of $25.0 million on our ABL Revolver, principal payments of $20.0 million on the Senior Notes, an increase in inventories of $17.8 million, and an increase in accounts receivable of $12.2 million. Our working capital needs are typically highest in the first and third quarters due to the timing of payments for employee incentives and interest on outstanding borrowings. A large portion of our employee incentive compensation payments are made in the first quarter, with smaller payments made in each subsequent quarter. The majority of our interest payments are due in the first and third quarters.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of June 30, 2022, the total projected principal and interest payments on our borrowings were $417.1 million, primarily related to the Senior Notes, of which $26.0 million of interest is expected to be paid in the next 12 months. The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2026, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the ABL Revolver, no early redemptions of principal on the Senior Notes, no early voluntary or required repayment of the borrowings under the ABL Revolver within the next twelve months, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early or refinance all or a portion of our borrowings in future periods.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, for which there were no material changes as of June 30, 2022, included:

●	Revenue recognition, including estimates of work performed but not completed, and
●	Income taxes, including valuation allowances and uncertain tax positions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. As of the date of this report, the material weaknesses did not result in any identified material misstatements to the financial statements and there were no changes to previously reported financial results.

Remediation Plan for Material Weaknesses

To remediate the material weaknesses referenced above, the Company has been pursuing the remediation steps identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

We have conducted trainings, hired additional qualified resources and have engaged a nationally recognized accounting firm to assist with the design and implementation of control procedures to address the identified risks of material misstatements in key process areas. We have implemented system controls and manual monitoring activities to ensure appropriate segregation of duties over journal entries processed in batches. We have enhanced user access controls over the revenue system at certain locations. We have enhanced our change management controls relating to the development and changes to custom reports in certain information technology systems and have been performing additional analysis over source documentation to implement controls over information, primarily in the purchasing and revenue processes.

Management is continuing to design and implement internal controls to require appropriate reviews and retention of documentation of those reviews with regard to our revenue process, as well as controls over the accuracy of the sales price within the revenue system at certain locations. We are enhancing our controls requiring appropriate reviews and approvals and retention of documentation with regard to the purchasing process. We are also in the early stages of the process of implementing new systems and automating certain processes to enhance our internal controls.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and are tested for operating effectiveness.

Changes in Internal Control over Financial Reporting

Except for the changes in internal control over financial reporting related to the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, has filed requests for Inter Parties Reexamination (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for reexamination. Thus far, the United States Patent Office has instituted proceedings with respect to two of the IPR requests and the others remain pending. The current proceedings in the patent office are scheduled to run through April 6, 2023. Should the remaining reexamination requests be denied or should the patents survive reexamination by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably.

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

The ongoing military action by Russia in Ukraine has impacted and may continue to have adverse effects on the global economy, and such effects could materially adversely affect our business, operations, operating results and financial condition.

On February 24, 2022, Russian forces launched significant military action against Ukraine, and the region has since experienced sustained conflict and disruption, which may continue in 2022 and beyond. Governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. These actions and the broader Russia-Ukraine conflict have not had a material impact on the Company's financial condition or results of operations; however, the continuation or escalation of geopolitical tensions or military action related to the conflict and the imposition of additional economic sanctions could continue to adversely affect the global economy and financial markets, disrupt trade and accelerate inflationary pressures, among other things, which could negatively affect the demand for our products and further intensify problems in the global supply chain. Although we have no operations in Russia or Ukraine, we believe we have experienced shortages in raw materials and increased costs for transportation and energy due in part to the negative impact of the Russia-Ukraine conflict on the global economy, which impacts may persist or worsen as the conflict continues or escalates. The conflict also increases the risk of retaliatory acts from Russia impacting U.S. companies, which may include disruptions to our or our customers’ or suppliers’ technology infrastructure, including through cyberattack, ransom attack or cyber-intrusion. The extent and duration of the military action, sanctions and resulting market and economic disruptions are impossible to predict but could be substantial.

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

CPI CARD GROUP INC.

August 8, 2022	/s/ Amintore Schenkel
Amintore Schenkel
Chief Financial Officer
(Principal Financial Officer)