Form 10-Q
period 2022-09-30
CPI Card Group Inc.
filed 2022-11-03
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022.

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of October 27, 2022: 11,385,619

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$21,507	$20,683
Accounts receivable, net of allowances of $169 and $86, respectively	75,749	60,953
Inventories	72,219	58,009
Prepaid expenses and other current assets	5,080	5,522
Income taxes receivable	2,112	534
Total current assets	176,667	145,701
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	57,268	47,251
Intangible assets, net	18,954	21,854
Goodwill	47,150	47,150
Other assets	5,008	6,184
Total assets	$305,047	$268,140
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$25,703	$26,443
Accrued expenses	34,384	37,150
Deferred revenue and customer deposits	3,915	1,182
Total current liabilities	64,002	64,775
Long-term debt	310,091	303,626
Deferred income taxes	6,445	5,253
Other long-term liabilities	18,769	15,506
Total liabilities	399,307	389,160
Commitments and contingencies (Note 14)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,287,909 and 11,255,466 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	11	11
Capital deficiency	(108,085)	(110,782)
Accumulated earnings (loss)	13,814	(10,249)
Total stockholders’ deficit	(94,260)	(121,020)
Total liabilities and stockholders’ deficit	$305,047	$268,140

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Products	$71,606	$52,276	$208,867	$146,445
Services	52,971	47,326	140,442	135,468
Total net sales	124,577	99,602	349,309	281,913
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	42,702	31,493	128,851	86,708
Services (exclusive of depreciation and amortization shown below)	31,190	28,368	85,625	77,975
Depreciation and amortization	2,245	2,056	6,564	6,736
Total cost of sales	76,137	61,917	221,040	171,419
Gross profit	48,440	37,685	128,269	110,494
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	23,403	19,469	67,335	55,363
Depreciation and amortization	1,592	1,514	4,454	4,873
Total operating expenses	24,995	20,983	71,789	60,236
Income from operations	23,445	16,702	56,480	50,258
Other expense, net:
Interest, net	(7,323)	(7,183)	(22,334)	(23,196)
Other (expense) income, net	(63)	(6)	(79)	23
Loss on debt extinguishment	—	—	(395)	(5,048)
Total other expense, net	(7,386)	(7,189)	(22,808)	(28,221)
Income before income taxes	16,059	9,513	33,672	22,037
Income tax expense	(4,149)	(2,887)	(9,609)	(6,769)
Net income	$11,910	$6,626	$24,063	$15,268

Basic and diluted earnings per share:
Basic earnings per share	$1.06	$0.59	$2.14	$1.36
Diluted earnings per share	$1.01	$0.56	$2.05	$1.30

Basic weighted-average shares outstanding	11,265,767	11,238,678	11,259,655	11,234,054
Diluted weighted-average shares outstanding	11,788,921	11,799,321	11,730,668	11,755,381

Comprehensive income:
Net income	$11,910	$6,626	$24,063	$15,268
Total comprehensive income	$11,910	$6,626	$24,063	$15,268

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
June 30, 2022	11,262,688	$11	$(108,880)	$1,904	$(106,965)
Stock-based compensation	—	—	966	—	966
Shares issued under stock-based compensation plans	25,221	—	(171)	—	(171)
Components of comprehensive income:
Net income	—	—	—	11,910	11,910
September 30, 2022	11,287,909	$11	$(108,085)	$13,814	$(94,260)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2021	11,255,466	$11	$(110,782)	$(10,249)	$(121,020)
Stock-based compensation	—	—	2,928	—	2,928
Shares issued under stock-based compensation plans	32,443	—	(231)	—	(231)
Components of comprehensive income:
Net income	—	—	—	24,063	24,063
September 30, 2022	11,287,909	$11	$(108,085)	$13,814	$(94,260)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
June 30, 2021	11,237,056	$11	$(111,726)	$(17,548)	$(129,263)
Stock-based compensation	—	—	116	—	116
Shares issued under stock-based compensation plans	1,938	—	(12)	—	(12)
Components of comprehensive income:
Net income	—	—	—	6,626	6,626
September 30, 2021	11,238,994	$11	$(111,622)	$(10,922)	$(122,533)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2020	11,230,482	$11	$(111,858)	$(26,190)	$(138,037)
Stock-based compensation	—	—	214	—	214
Shares issued under stock-based compensation plans	8,512	—	22	—	22
Components of comprehensive income:
Net income	—	—	—	15,268	15,268
September 30, 2021	11,238,994	$11	$(111,622)	$(10,922)	$(122,533)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income	$24,063	$15,268
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	11,018	11,609
Stock-based compensation expense	2,928	214
Amortization of debt issuance costs and debt discount	1,449	1,880
Loss on debt extinguishment	395	5,048
Deferred income taxes	1,192	(752)
Other, net	437	210
Changes in operating assets and liabilities:
Accounts receivable	(14,862)	(10,846)
Inventories	(13,916)	(21,831)
Prepaid expenses and other assets	1,501	(3,340)
Income taxes, net	(1,577)	10,603
Accounts payable	(440)	83
Accrued expenses and other liabilities	(3,208)	7,212
Deferred revenue and customer deposits	2,733	(843)
Cash provided by operating activities	11,713	14,515
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(14,440)	(4,827)
Other	95	156
Cash used in investing activities	(14,345)	(4,671)
Financing activities
Principal payments on First Lien Term Loan	—	(312,500)
Principal payments on Senior Credit Facility	—	(30,000)
Principal payments on Senior Notes	(20,000)	—
Principal payments on ABL Revolver	(10,000)	(15,000)
Proceeds from Senior Notes	—	310,000
Proceeds from ABL Revolver, net of discount	35,000	14,750
Debt issuance costs	(262)	(9,452)
Payments on debt extinguishment and other	(831)	(2,663)
Proceeds from finance lease financing	2,074	—
Payments on finance lease obligations	(2,457)	(1,725)
Cash provided by (used in) financing activities	3,524	(46,590)
Effect of exchange rates on cash	(68)	(4)
Net decrease in cash and cash equivalents	824	(36,750)
Cash and cash equivalents, beginning of period	20,683	57,603
Cash and cash equivalents, end of period	$21,507	$20,853
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$27,026	$22,107
Income taxes paid	$10,859	$4,708
Income taxes (refunded)	$(449)	$(9,846)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$816	$3,666
Financing leases	$7,783	$484
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$1,781	$1,005

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

COVID-19 Update

The COVID-19 pandemic and associated counteracting measures implemented by governments and businesses around the world have impacted, and continue to impact, economies and societies globally, including the locations where CPI, its customers and suppliers conduct business. The Company believes the global impacts from COVID-19, along with other macro-economic factors, have contributed to, among other things certain adverse effects on its supply chain, production lead times, labor availability, employee absenteeism and costs. Though the Company has implemented measures to attempt to mitigate the impacts of the challenges described above, the Company believes that such impacts, and the associated costs, may continue throughout 2022 and beyond. The long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain, though the health and safety of CPI employees remains paramount.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. The Company deferred employer social security payments in 2020 in accordance with the CARES Act, and the first installment repayment was made in the fourth quarter of 2021. The second installment payment is permitted to be paid no later than the fourth quarter of 2022 and had not been paid as of September 30, 2022.

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

Recent Accounting Standards

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. The effective date of ASU 2016-13 was amended by ASU 2019-10, Credit Losses Effective Dates. Since CPI is a smaller reporting company, adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods therein, with early adoption permitted. The Company has elected not to early adopt this accounting standard. The Company is evaluating the impact of adoption of this standard and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s consolidated financial position or results of operations.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended September 30, 2022
	Products	Services	Total
Debit and Credit	$71,857	$27,655	$99,512
Prepaid Debit	-	25,335	25,335
Intersegment eliminations	(251)	(19)	(270)
Total	$71,606	$52,971	$124,577

	Nine Months Ended September 30, 2022
	Products	Services	Total
Debit and Credit	$209,236	$76,472	$285,708
Prepaid Debit	—	64,010	64,010
Intersegment eliminations	(369)	(40)	(409)
Total	$208,867	$140,442	$349,309

	Three Months Ended September 30, 2021
	Products	Services	Total
Debit and Credit	$52,292	$23,829	$76,121
Prepaid Debit	—	23,498	23,498
Intersegment eliminations	(16)	(1)	(17)
Total	$52,276	$47,326	$99,602

	Nine Months Ended September 30, 2021
	Products	Services	Total
Debit and Credit	$146,651	$72,147	$218,798
Prepaid Debit	—	63,339	63,339
Intersegment eliminations	(206)	(18)	(224)
Total	$146,445	$135,468	$281,913

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2022	2021
Trade accounts receivable	$62,561	$50,042
Unbilled accounts receivable	13,357	10,997
	75,918	61,039
Less allowance for doubtful accounts	(169)	(86)
	$75,749	$60,953

4. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$64,924	$54,254
Finished goods	10,024	6,778
Inventory reserve	(2,729)	(3,023)
	$72,219	$58,009

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	September 30,	December 31,
	2022	2021
Machinery and equipment	$61,302	$64,051
Machinery and equipment under financing leases	14,375	9,088
Furniture, fixtures and computer equipment	2,774	4,570
Leasehold improvements	14,508	14,142
Construction in progress	5,208	5,268
	98,167	97,119
Less accumulated depreciation and amortization	(52,240)	(61,937)
Operating lease right-of-use assets, net of accumulated amortization	11,341	12,069
	$57,268	$47,251

Depreciation expense of plant, equipment and leasehold improvements, including depreciation of assets under financing leases, was $2,870 and $2,482 for the three months ended September 30, 2022 and 2021, respectively, and $8,118 and $8,223 for the nine months ended September 30, 2022 and 2021, respectively.

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 9, “Financing and Operating Leases.”

6. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at September 30, 2022 and December 31, 2021. Goodwill is tested for impairment at least annually on October 1 or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company did not identify a triggering event requiring a quantitative test for impairment as of September 30, 2022.

Intangible assets consist of customer relationships, technology, and trademarks. Intangible amortization expense was $967 and $1,088 for the three months ended September 30, 2022 and 2021, respectively, and $2,900 and $3,386 for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022 and December 31, 2021, intangible assets, excluding goodwill, were comprised of the following:

		September 30,			December 31,
		2022			2021
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	17.2	$55,454	$(37,877)	$17,577	$55,454	$(35,419)	$20,035
Technology	10	7,101	(6,717)	384	7,101	(6,567)	534
Trademarks	8.7	3,330	(2,337)	993	3,330	(2,045)	1,285
Intangible assets subject to amortization		$65,885	$(46,931)	$18,954	$65,885	$(44,031)	$21,854

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of September 30, 2022 was as follows:

2022 (excluding the nine months ended September 30, 2022)	$966
2023	3,867
2024	3,630
2025	3,440
2026	2,471
Thereafter	4,580
$18,954

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at September 30, 2022
	September 30,	September 30,	(Using Fair Value Hierarchy)
	2022	2022	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$290,000	$279,125	$—	$279,125	$—
ABL Revolver	$25,000	$25,000	$—	$25,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2021
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2021	2021	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$310,000	$327,050	$—	$327,050	$—

The aggregate fair value of the Company’s Senior Notes (as defined in Note 10, “Long-Term Debt”) was based on bank quotes. The fair value measurement associated with the ABL Revolver (as defined in Note 10, “Long-Term Debt”) approximates its carrying value as of September 30, 2022, given the applicable variable interest rates and nature of the security interest in Company assets.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued payroll and related employee expenses	$8,697	$7,558
Accrued employee performance bonuses	6,975	6,900
Employer payroll taxes, including social security deferral	2,277	1,910
Accrued rebates	2,040	1,423
Estimated sales tax liability	762	1,019
Accrued interest	1,105	7,955
Current operating and financing lease liabilities	5,445	4,114
Other	7,083	6,271
Total accrued expenses	$34,384	$37,150

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

The components of operating and finance lease costs were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Operating lease costs	$783	$538
Variable lease costs	184	181
Short-term operating lease costs	—	122
Total expense from operating leases	$967	$841

Finance lease costs:
Right-of-use amortization expense	$449	$256
Interest on lease liabilities	116	92
Total financing lease costs	$565	$348

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Operating lease costs	$2,282	$1,580
Variable lease costs	470	509
Short-term operating lease costs	—	416
Total expense from operating leases	$2,752	$2,505

Finance lease costs:
Right-of-use amortization expense	$1,233	$751
Interest on lease liabilities	334	297
Total financing lease costs	$1,567	$1,048

The following table reflects balances for operating and financing leases:

	September 30,	December 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets, net of amortization	$11,341	$12,069

Current operating lease liabilities	$2,304	$1,857
Non-current operating lease liabilities	9,514	10,703
Total operating lease liabilities	$11,818	$12,560

Financing leases:
Property, equipment and leasehold improvements	$14,375	$9,088
Accumulated depreciation	(2,644)	(2,451)
Total financing leases in property, equipment and leasehold ___improvements, net	$11,731	$6,637

Current financing lease liabilities	$3,141	$2,257
Non-current financing lease liabilities	7,110	2,668
Total financing lease liabilities	$10,251	$4,925

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements and operating lease right-of-use assets, net.” Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Future cash payment with respect to lease obligations as of September 30, 2022 were as follows:

	Operating	Financing
	Leases	Leases
2022 (excluding the nine months ended September 30, 2022)	$788	$1,040
2023	3,164	3,626
2024	2,896	2,828
2025	2,090	2,537
2026	1,958	1,175
Thereafter	3,657	271
Total lease payments	14,553	11,477
Less imputed interest	(2,735)	(1,226)
Total	$11,818	$10,251

10. Long-Term Debt

At September 30, 2022 and December 31, 2021, long-term debt consisted of the following:

	Interest	September 30,	December 31,
	Rate (1)	2022	2021
Senior Notes	8.625%	$290,000	$310,000
ABL Revolver	4.701%	25,000	—
Unamortized deferred financing costs		(4,909)	(6,374)
Total long-term debt		310,091	303,626
Less current maturities		—	—
Long-term debt, net of current maturities		$310,091	$303,626

(1) The Senior Notes bear interest at a fixed rate. The interest rate on the ABL Revolver represents the average effective variable interest rate on outstanding borrowings as of September 30, 2022.

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

On March 15, 2021, the Company and CPI CG Inc., as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility of up to $50,000 (the “ABL Revolver”). The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. On March 3, 2022, the Company and CPI CG Inc. entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), which amended the ABL Revolver. The Amendment, among other things, increased the available borrowing capacity under the ABL Revolver to $75,000, increased the uncommitted accordion feature to $25,000 from $15,000, and revised the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York. On October 11, 2022, the Company and CPI CG Inc. entered into Amendment No. 2 to the Credit Agreement, which amended the ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory.

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. The Company may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. For each quarter through March 31, 2023, the applicable interest rate margin ranges from 1.50% to 1.75% depending on the average unused capacity of the facility for the previous quarter. The unused portion of the ABL Revolver commitment accrues a monthly commitment fee, 0.50% per annum through March 31, 2023, based on the average daily borrowing capacity under the ABL Revolver over the previous month. Unused commitment fee expense was $179 and $118 for the nine months ended September 30, 2022 and 2021, respectively. The interest rate margin and unused commitment fee percentage changes, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused commitment fee).

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

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The remaining unamortized debt issuance costs recorded on the Senior Notes were $4,909 and is reported as a reduction to the long-term debt balance as of September 30, 2022. The remaining unamortized net discount and debt issuance costs on the ABL Revolver and related Amendment were $1,670 and are recorded as other assets (current and long-term) on the condensed consolidated balance sheet as of September 30, 2022.

During the nine months ended September 30, 2021, the Company recorded a $5,048 loss on debt extinguishment relating to the unamortized deferred financing costs and debt discount in connection with the termination of the Senior Credit Facility and First Lien Term Loan, as described earlier.

11. Income Taxes

The Company’s effective tax rates on pre-tax income were 25.8% and 30.3% for the three months ended September 30, 2022 and 2021, respectively, and 28.5% and 30.7% for the nine months ended September 2022 and 2021, respectively. The decrease in the Company’s effective tax rate for the three and nine months compared to the corresponding periods in the prior year was primarily due to a greater proportion of pre-tax income in relation to the impact of permanent items. The effective tax rate for the three months ended September 30, 2022 also decreased as a result of the release of a federal valuation allowance for increased deductibility of interest costs due to a tax election made in the current year.

For the nine months ended September 30, 2022 and 2021, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	September 30,
	2022	2021
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	5.5	6.2
Valuation allowance	—	—
Permanent items	1.3	2.8
Other	0.7	0.7
Effective income tax rate	28.5%	30.7%

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

13. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$11,910	$6,626	$24,063	$15,268

Denominator:
Basic weighted-average common shares outstanding	11,265,767	11,238,678	11,259,655	11,234,054
Dilutive shares	523,154	560,643	471,013	521,327
Diluted weighted-average common shares outstanding	11,788,921	11,799,321	11,730,668	11,755,381

Basic earnings per share	$1.06	$0.59	$2.14	$1.36

Diluted earnings per share	$1.01	$0.56	$2.05	$1.30

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, has filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. Thus far, the United States Patent Office has instituted proceedings with respect to three of the IPR requests and the other remains pending. The current proceedings in the patent office are scheduled to run through June 22, 2023. Should the remaining IPR request be denied or should the patents survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter, and no liability has been recorded as of September 30, 2022.

In addition to the matter described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on its business, financial condition or results of operations.

Estimated Sales Tax Liability

The Company has continued to evaluate a state sales tax liability analysis for states in which it has economic nexus and to collect exemption documentation from its customers. It is probable that the Company will be subject to sales tax liabilities plus interest and penalties relating to historical activity in certain states. The estimated liability for sales tax as of September 30, 2022 and December 31, 2021 was $762 and $1,019, respectively, and is recorded in accrued expenses in the condensed consolidated balance sheets. The liability decreased from the estimate recorded in the prior period primarily due to the Company remitting cash to the applicable state tax authorities for historical sales tax and interest. The Company may be subject to examination by the relevant state tax authorities. Due to the estimates involved in the analysis, the liability may change in the future. The Company is unable to predict a range of additional loss that is reasonably possible. Sales tax recovered from customers reduces the estimated expense when it is received or probable of collection. Future changes to the liability that impact the condensed consolidated statements of operations will be recorded within “Selling, general and administrative” (“SG&A”). During the nine months ended September 30, 2022 and 2021, the Company recorded sales tax expense of $74 and sales tax benefit of $465, respectively, within SG&A for current activity relating to updates to the estimated liability.

Voluntary Disclosure Program

The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unpaid payable balances. During the second quarter of 2022, the Company received a letter from the Delaware Secretary of State inviting the Company to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On August 31, 2022, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. The Company intends to work in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. Any potential loss, or range of loss, that may result from this matter is not currently reasonably estimable.

15. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors and directors. On May 27, 2021, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to, among other things, increase the total number of shares of the Company’s Common Stock reserved and available for issuance thereunder by 1,000,000 shares resulting in a total of 2,200,000 shares of Common Stock issuable under the Omnibus Plan. As of September 30, 2022, there were 879,197 shares of Common Stock available for grant under the Omnibus Plan.

During the nine months ended September 30, 2022, the Company granted 44,905 awards of non-qualified stock options. The Company granted 115,659 awards of non-qualified stock options of during the nine months ended September 30, 2021. The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual Term
	Options	Price	(in Years)
Outstanding as of December 31, 2021	778,835	$18.02	5.59
Granted	44,905	14.95	6.47
Exercised	(18,186)	4.31
Expired	(1,320)	21.75
Forfeited	(10,457)	28.03
Outstanding as of September 30, 2022	793,777	$18.02	4.92
Options vested and exercisable as of September 30, 2022	684,927	$17.12	4.71
Options vested and expected to vest as of September 30, 2022	793,777	$18.02	4.92

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
	Options	Grant-Date Fair Value

Unvested as of December 31, 2021	127,357	$17.42
Granted	44,905	8.99
Vested	(52,955)	17.43
Forfeited	(10,457)	16.52
Unvested as of September 30, 2022	108,850	$14.03

Unvested stock options of 108,850 as of September 30, 2022 have a seven year term and are expected to vest ratably over a two-year period on each anniversary of the grant date.

The fair value of the stock option awards granted during the nine months ended September 30, 2022, was determined using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2022	2021
Expected term in years (1)	4.3	4.3
Volatility (2)	77.6%	78.6%
Risk-free interest rate (3)	2.9%	0.7%
Dividend yield (4)	—%	—%

(1)	The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
(2)	Volatility was based on a weighting of the Company’s historical volatility and its peer group, which is comprised of companies with similar industry, size and financial leverage.
(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period consistent with the expected option term described above.
(4)	The Company’s expected annual dividend yield was zero based on current practice.

The following table summarizes the changes in the number of outstanding restricted stock units:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Amortization
		Grant-Date	Period
	Shares	Fair Value	(in Years)
Outstanding as of December 31, 2021	261,982	$13.19
Granted	27,007	14.95
Vested	(31,258)	29.62
Forfeited	(18,247)	10.89
Outstanding as of September 30, 2022	239,484	$11.42	1.26

The restricted stock unit awards contain conditions associated with continued employment or service. Restricted stock units granted in 2022 are expected to vest ratably over a two-year period on each anniversary of the grant date. On the vesting date, shares of Common Stock will be issued to the award recipients.

Compensation expense for the Omnibus Plan for the three months ended September 30, 2022 and 2021 was $966 and $116, respectively. Compensation expense for the Omnibus Plan for the nine months ended September 30, 2022 and 2021 was $2,928 and $214, respectively. As of September 30, 2022, the total unrecognized compensation expense related to unvested options and restricted stock units is $1,892, which the Company expects to recognize over an estimated weighted-average period of approximately 1.14 years.

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

As of September 30, 2022, the Company’s reportable segments were as follows:

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

Performance Measures of Reportable Segments

Net Sales and EBITDA of the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Debit and Credit	$99,512	$76,121	$285,708	$218,798
Prepaid Debit	25,335	23,498	64,010	63,339
Intersegment eliminations	(270)	(17)	(409)	(224)
Total	$124,577	$99,602	$349,309	$281,913

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Debit and Credit	$31,675	$22,356	$85,042	$67,078
Prepaid Debit	9,638	9,040	22,101	24,719
Other	(14,094)	(11,130)	(40,119)	(34,955)
Total	$27,219	$20,266	$67,024	$56,842

The following table provides a reconciliation of total segment EBITDA to net income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total segment EBITDA	$27,219	$20,266	$67,024	$56,842
Interest, net	(7,323)	(7,183)	(22,334)	(23,196)
Income tax expense	(4,149)	(2,887)	(9,609)	(6,769)
Depreciation and amortization	(3,837)	(3,570)	(11,018)	(11,609)
Net income	$11,910	$6,626	$24,063	$15,268

Net Sales to Geographic Locations, Property, Equipment and Leasehold Improvements and Long-Lived Assets

Each of the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived Assets relating to geographic locations outside of the United States is insignificant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: the potential effects of COVID-19 and responses thereto on our business, including our supply chain, customer demand, workforce, operations and ability to comply with certain covenants related to our indebtedness; our transition to being an accelerated filer and complying with Section 404 of the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting or remediate material weaknesses; our inability to recruit, retain and develop qualified personnel, including key personnel; a disruption or other failure in our supply chain, including as a result of the Russia-Ukraine conflict, or labor pool resulting in increased costs and inability to pass those costs on to our customers and extended production lead times and difficulty meeting customers’ delivery expectations; a decline in U.S. and global market and economic conditions and resulting decreases in consumer and business spending, declines in consumer credit worthiness impacting demand for credit cards and ongoing or accelerating inflationary pressure; our failure to retain our existing customers or identify and attract new customers; system security risks, data protection breaches and cyber-attacks, including as retaliation for U.S. sanctions in connection with the Russia-Ukraine conflict; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; interruptions in our operations, including our information technology (“IT”) systems, or in the operations of the third parties that operate the data centers or computing infrastructure on which we rely; disruptions in production at one or more of our facilities; environmental, social and governance preferences and demands of various stakeholders and our ability to conform to such preferences and demands and to comply with any related regulatory requirements; the effects of climate change, negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; disruptions in production due to weather conditions, climate change, political instability or social unrest; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; defects in our software; our limited ability to raise capital in the future; problems in production quality, materials and process; our inability to develop, introduce and commercialize new products; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; our inability to successfully execute on our divestitures or acquisitions; our inability to realize the full value of our long-lived assets; costs relating to product defects and any related product liability and/or warranty claims; our inability to renew licenses with key technology licensors; the highly competitive, saturated and consolidated nature of our marketplace; the effects of delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; risks associated with the majority stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2022, in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the SEC.

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

COVID-19 Update

The COVID-19 pandemic and associated counteracting measures implemented by governments and businesses around the world have impacted, and continue to impact, economies and societies globally, including the locations where we, our customers and our suppliers conduct business. We believe the global impacts from COVID-19, along with other macro-economic factors, have contributed to, among other things certain adverse effects on our supply chain, production lead times, labor availability, employee absenteeism and costs. Though we have implemented measures to attempt to mitigate the impacts of the challenges described above, we believe that such impacts, and the associated costs, may continue throughout 2022 and beyond. The long-term implications of COVID-19 on our results of operations and overall financial performance remain uncertain, though the health and safety of our employees remains paramount.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. We deferred employer social security payments in 2020 in accordance with the CARES Act, and the first installment repayment was made in the fourth quarter of 2021. The second installment payment is permitted to be paid no later than the fourth quarter of 2022 and had not been paid as of September 30, 2022.

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and may negatively influence our financial and operating results:

●	We have experienced, and expect to continue to experience, labor availability issues, particularly in the Company’s production facilities. In the nine months ended September 30, 2022, the Company incurred increased employee compensation and recruiting expenses in Cost of Sales and Operating Expenses, which we expect to continue throughout 2022 and beyond as the Company continues to actively recruit additional employees, including temporary contractors, and is affected by inflationary pressure. Also as a result of labor shortages and supply chain constraints, as described below, the Company has experienced extended production lead times in some areas of the business and difficulty meeting some customers’ delivery expectations. We continue to proactively monitor, assess and take steps to minimize disruptions and delays in production; however, these disruptions and delays have caused the Company to lose or delay customer opportunities, and are likely to continue throughout 2022 and beyond.
●	We have experienced, and continue to experience, inflationary pressure in our supply chain, as well as delays and difficulties in sourcing key materials and components needed for our products. Such issues as well as other factors such as staffing challenges, have continued to strain the global supply chain network, which has resulted in increased costs of certain raw materials and components, increased shipping costs, freight and logistics delays, longer lead times, shortages of raw materials we use in our products, such as the on-going global microchip shortage, and unpredictability. Certain of our suppliers have also required us to place orders that commit us to purchase goods as long as a year or more in advance of our anticipated production need, which is a significant change from the historical practice of placing non-binding purchase orders for delivery within weeks of the order. While we are taking actions to limit the impact of the dynamics described above, including compiling buffer stock, we expect to experience supply chain impacts on our business and our ability to meet customer demand in future periods. We also believe some of our customers may have anticipated, or may anticipate in the future, supply chain-related delays and correspondingly have increased, or may seek to increase, their own inventory of the Company’s products on hand. Also, geopolitical uncertainties associated with the ongoing Russia and Ukraine conflict, as well as recent COVID-19 impacts in China, are introducing additional supply chain disruptions on a macro-economic level, which may further compound the Company’s supply chain challenges. Additionally, certain microchip manufacturers have indicated they plan to limit the types of microchips that they manufacture, which will affect our ability to continue to provide lower-cost contact microchips for certain of our customers. This could cause us and affected customers to migrate programs to more expensive microchip options or to contactless cards at a faster pace than expected, which may be disruptive for the Company and affected customers. While we may be able to pass on some of our increased labor and material costs to our customers, cost inflation has increased at a faster pace than anticipated, and we expect these factors will impact profitability throughout 2022 and beyond. In addition, given that raw materials inventory is recognized on a first-in, first-out basis, we expect the impact of increasing raw materials costs to be realized into our statement of operations throughout 2022 and beyond.
●	Our Second Wave® payment cards feature a core made with recovered ocean-bound plastic (“ROBP”), which we historically have sourced from Haiti and processed using single source suppliers. Due to political instability and other factors in Haiti as well as the supply chain constraints described above, we have faced challenges in obtaining consistent supply of ROBP from Haiti. We recently began sourcing ROBP from Thailand, and the supply chain for this material includes single source suppliers similar to the materials sourced from Haiti. We have tested this material and believe that cards that incorporate the material meet or exceed applicable quality standards, and we believe we will be able to procure sufficient supply from this new source country. However, if we encounter production challenges with this material or are unable to obtain adequate or consistent supply from the source country, we may not have sufficient supply of ROBP to meet customer demand for our Second Wave cards. The Company continues to actively monitor and manage its supply chain, including compiling buffer stock of materials and evaluating alternative suppliers and sources for ROBP, but it is uncertain how issues in Haiti and other factors in the ROBP supply chain will affect our ability to continue obtaining sufficient ROBP. Additionally, alternative suppliers of ROBP in other source countries may be constrained by local or global geopolitical challenges, instability and unpredictability, and we may be subject to increased shipping and materials costs, which we may not be able to pass through to our customers.
●	As of June 30, 2021, the market value of outstanding shares of our common stock owned by non-affiliates exceeded $75 million, which triggered the Company being classified as an accelerated filer with respect to SEC regulations and filing requirements effective with the year ended December 31, 2021. The Company continues to be classified as an accelerated filer in 2022. As a result, our annual assessment of the effectiveness of our internal control over financial reporting must be audited by our external audit firm in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”). Continued compliance with this new requirement has significantly increased our compensation expense, professional fees and other administrative costs during the nine months ended September 30, 2022. We expect these increased costs to continue throughout 2022 and beyond. In connection with our evaluation and testing during 2021, management identified deficiencies that they determined resulted in material weaknesses in internal controls, and the related remediation efforts have also increased such costs. For additional information, see Part I, Item 4, Controls and Procedures.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Net sales:
Products	$71,606	$52,276	$208,867	$146,445
Services	52,971	47,326	140,442	135,468
Total net sales	124,577	99,602	349,309	281,913
Cost of sales	76,137	61,917	221,040	171,419
Gross profit	48,440	37,685	128,269	110,494
Operating expenses	24,995	20,983	71,789	60,236
Income from operations	23,445	16,702	56,480	50,258
Other expense, net:
Interest, net	(7,323)	(7,183)	(22,334)	(23,196)
Other (expense) income, net	(63)	(6)	(79)	23
Loss on debt extinguishment	—	—	(395)	(5,048)
Income before taxes	16,059	9,513	33,672	22,037
Income tax expense	(4,149)	(2,887)	(9,609)	(6,769)
Net income	$11,910	$6,626	$24,063	$15,268

Segment Discussion

Three Months Ended September 30, 2022 Compared With Three Months Ended September 30, 2021

Net Sales:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$99,512	$76,121	$23,391	30.7%
Prepaid Debit	25,335	23,498	1,837	7.8%
Eliminations	(270)	(17)	(253)	* %
Total	$124,577	$99,602	$24,975	25.1%

* Not meaningful

Debit and Credit:

Net sales for Debit and Credit increased $23.4 million, or 30.7%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year. Products net sales increased primarily due to increased volumes of contactless cards. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV® cards. Services net sales increased due to growth from card personalization, higher CPI On-Demand sales from existing customers and higher Card@Once services.

Prepaid Debit:

Net sales for Prepaid Debit increased $1.8 million, or 7.8%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year primarily due to increased volumes from existing customers and the benefit of price increases. We historically have generated higher net sales in the third quarter of the year, as our sales of Prepaid Debit Card solutions are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and services in anticipation of the holiday season in the United States.

Gross Profit and Gross Profit Margin:

	Three Months Ended September 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$38,071	38.3%	$28,176	37.0%	$9,895	35.1%
Prepaid Debit	10,369	40.9%	9,509	40.5%	860	9.0%
Total	$48,440	38.9%	$37,685	37.8%	$10,755	28.5%

Debit and Credit:

Gross profit for Debit and Credit increased $9.9 million, or 35.1%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year primarily due to the net sales increase described above, partially offset by the inflationary impact on production costs. Gross profit margin increased to 38.3% during the three months ended September 30, 2022, compared to 37.0% in the corresponding period in the prior year, primarily due to operating leverage from higher net sales, including the benefit of price increases, partially offset by higher production costs, primarily materials.

Prepaid Debit:

Gross profit for Prepaid Debit increased $0.9 million, or 9.0%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year primarily due to the net sales increase described above, partially offset by the inflationary impact on production costs. Gross profit margin for Prepaid Debit increased to 40.9% for the three months ended September 30, 2022 compared to 40.5% in the corresponding period in the prior year primarily due to operating leverage from higher net sales, including the benefit of price increases, partially offset by increased materials costs as a percentage of sales.

Operating Expenses:

	Three Months Ended September 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$8,653	8.7%	$7,677	10.1%	$976	12.7%
Prepaid Debit	1,260	5.0%	1,017	4.3%	243	23.9%
Other	15,082	* %	12,289	* %	2,793	22.7%
Total	$24,995	20.1%	$20,983	21.1%	$4,012	19.1%

Debit and Credit:

Debit and Credit operating expenses increased $1.0 million, or 12.7%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year, primarily due to increased selling, compensation and other costs.

Prepaid Debit:

Prepaid Debit operating expenses increased $0.2 million, or 23.9%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year.

Other:

Other operating expenses increased $2.8 million, or 22.7%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year, primarily due to a $1.7 million increase in compensation expenses as a result of increased employee headcount and higher labor costs in addition to $0.8 million of increased stock compensation, and a $1.1 million increase in professional services and other costs.

Income from Operations and Operating Margin:

	Three Months Ended September 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Income from operations by segment:
Debit and Credit	$29,418	29.6%	$20,499	26.9%	$8,919	43.5%
Prepaid Debit	9,109	36.0%	8,492	36.1%	617	7.3%
Other	(15,082)	* %	(12,289)	* %	(2,793)	22.7%
Total	$23,445	18.8%	$16,702	16.8%	$6,743	40.4%

Debit and Credit:

Income from operations for Debit and Credit increased $8.9 million, or 43.5%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year, primarily due to higher net sales and operating leverage, partially offset by higher production costs. Operating margin increased to 29.6% for the three months ended September 30, 2022 compared to 26.9% in the corresponding period in the prior year primarily due to the factors discussed above.

Prepaid Debit:

Income from operations for Prepaid Debit increased $0.6 million, or 7.3%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year, primarily due to higher net sales, partially offset by higher production costs. Operating margin decreased slightly to 36.0% for the three months ended September 30, 2022 compared to 36.1% in the corresponding period in the prior year.

Other:

The loss from operations in Other increased $2.8 million, or 22.7%, for the three months ended September 30, 2022 compared to the corresponding period in the prior year due to the factors described above under “Operating Expenses.”

Interest, net:

Interest expense increased to $7.3 million for the three months ended September 30, 2022 from $7.2 million in the corresponding period in the prior year, due to higher average debt balances offset by a lower average interest rate and interest income received of approximately $0.2 million in 2021 related to income tax refunds.

Loss on debt extinguishment:

During the three months ended September 30, 2022, we did not record any loss on debt extinguishment.

Income tax expense:

Our effective tax rates on pre-tax income were 25.8% and 30.3% for the three months ended September 30, 2022 and 2021, respectively. The decrease in our effective tax rate for the three months ended September 30, 2022 compared to the corresponding period in the prior year was primarily due to the release of a federal valuation allowance for increased deductibility of interest costs due to a tax election made in the current year and a greater proportion of pre-tax income in relation to the impact of permanent items.

Net income:

During the three months ended September 30, 2022, net income was $11.9 million, compared to net income of $6.6 million in the corresponding period in the prior year. The increase was primarily due to higher net sales resulting in higher gross profit, partially offset by higher “Selling, general and administrative” costs and income tax expense.

Nine Months Ended September 30, 2022 Compared With Nine Months Ended September 30, 2021

Net Sales:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$285,708	$218,798	$66,910	30.6%
Prepaid Debit	64,010	63,339	671	1.1%
Eliminations	(409)	(224)	(185)	* %
Total	$349,309	$281,913	$67,396	23.9%

* Not meaningful

Debit and Credit:

Net sales for Debit and Credit increased $66.9 million, or 30.6%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year. Products net sales increased due to increased volumes from existing customers, including the acquisition of new portfolios by an existing customer and the transition to eco-focused and other contactless cards, and higher Card@Once instant issuance sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards. Services net sales increased due to growth from card personalization, as well as higher Card@Once services, partially offset by a decrease in volumes for our existing customers in our CPI On-Demand service, which benefited in the corresponding prior period from COVID-19 related government disbursement work.

Prepaid Debit:

Net sales for Prepaid Debit increased $0.7 million, or 1.1%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year primarily due to the benefit of price increases. Prepaid Debit net sales in the prior year period benefited from the acquisition of new portfolios by our existing customers and customer replenishment of retail inventory, which had been maintained at lower levels in 2020 due to COVID-19 uncertainties.

Gross Profit and Gross Profit Margin:

	Nine Months Ended September 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$104,389	36.5%	$83,988	38.4%	$20,401	24.3%
Prepaid Debit	23,880	37.3%	26,506	41.8%	(2,626)	(9.9)%
Total	$128,269	36.7%	$110,494	39.2%	$17,775	16.1%

Debit and Credit:

Gross profit for Debit and Credit increased $20.4 million, or 24.3%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year primarily due to the net sales increase described above, partially offset by the inflationary impact on production costs. Gross profit margin decreased to 36.5% during the nine months ended September 30, 2022, compared to 38.4% in the corresponding period in the prior year, primarily due to higher production costs, primarily materials, partially offset by operating leverage from higher sales including the benefit of price increases.

Prepaid Debit:

Gross profit for Prepaid Debit decreased $2.6 million, or 9.9%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year. Gross profit margin for Prepaid Debit decreased to 37.3% for the nine months ended September 30, 2022 compared to 41.8% in the corresponding period in the prior year. The decreases in gross profit and gross profit margin were primarily due to higher production costs, primarily materials, partially offset by higher sales as described above.

Operating Expenses:

	Nine Months Ended September 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$25,542	8.9%	$23,077	10.5%	$2,465	10.7%
Prepaid Debit	3,487	5.4%	3,446	5.4%	41	1.2%
Other	42,760	* %	33,713	* %	9,047	26.8%
Total	$71,789	20.6%	$60,236	21.4%	$11,553	19.2%

Debit and Credit:

Debit and Credit operating expenses increased $2.5 million, or 10.7%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year, primarily due to increased selling, compensation and other costs.

Prepaid Debit:

Prepaid Debit operating expenses were essentially flat and increased less than $0.1 million, or 1.2%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year.

Other:

Other operating expenses increased $9.0 million, or 26.8%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year, primarily due to a $5.7 million increase in compensation expenses as a result of increased employee headcount and higher labor costs in addition to $2.7 million of increased stock compensation, and a $3.0 million increase in professional services and other costs, including costs related to compliance with the Sarbanes-Oxley Act.

Income from Operations and Operating Margin:

	Nine Months Ended September 30,
		% of 2022		% of 2021
	2022	Net Sales	2021	Net Sales	$ Change	% Change

	(dollars in thousands)
Income from operations by segment:
Debit and Credit	$78,847	27.6%	$60,911	27.8%	$17,936	29.4%
Prepaid Debit	20,393	31.9%	23,060	36.4%	(2,667)	(11.6)%
Other	(42,760)	* %	(33,713)	* %	(9,047)	26.8%
Total	$56,480	16.2%	$50,258	17.8%	$6,222	12.4%

Debit and Credit:

Income from operations for Debit and Credit increased $17.9 million, or 29.4%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year, primarily due to higher net sales, partially offset by increased production costs and operating expenses. Operating margin decreased to 27.6% for the nine months ended September 30, 2022 compared to 27.8% in the corresponding period in the prior year primarily due to the factors discussed above.

Prepaid Debit:

Income from operations for Prepaid Debit decreased $2.7 million, or 11.6%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year, primarily due to lower gross profit. Operating margin decreased to 31.9% for the nine months ended September 30, 2022 compared to 36.4% in the corresponding period in the prior year, primarily due to the factors discussed above under “Gross Profit and Gross Profit Margin.”

Other:

The loss from operations in Other increased $9.0 million, or 26.8%, for the nine months ended September 30, 2022 compared to the corresponding period in the prior year due to the factors described above under “Operating Expenses.”

Interest, net:

Interest expense decreased to $22.3 million for the nine months ended September 30, 2022 from $23.2 million in the corresponding period in the prior year. Interest expense was higher in the first nine months of 2021 primarily due to $2.6 million of “make-whole” interest premium paid in connection with the termination of our $30.0 million senior credit agreement (the “Senior Credit Facility”) on March 15, 2021. The decrease in interest expense due to the “make-whole” interest premium was partially offset by higher average interest rates on our borrowings during the nine months ended September 30, 2022.

Loss on debt extinguishment:

During the nine months ended September 30, 2022, we recorded a $0.4 million loss on debt extinguishment relating to the $20.0 million early redemption of the 8.625% Senior Secured Notes due 2026 (the “Senior Notes”), as we expensed the associated portion of the unamortized deferred financing costs.

During the nine months ended September 30, 2021 we recorded a $5.0 million loss on debt extinguishment relating to the termination of both our previous Senior Credit Facility and First Lien Term Loan as we expensed the unamortized deferred financing costs and debt discount. This was completed in connection with the issuance of the Senior Notes and entry into our new asset-based, senior secured revolving credit facility (the “ABL Revolver”) on March 15, 2021.

Income tax expense:

Our effective tax rate on pre-tax income was 28.5% and 30.7% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2022 compared to the corresponding period in the prior year was primarily due to a greater proportion of pre-tax income in relation to the impact of permanent items.

Net income:

During the nine months ended September 30, 2022, net income was $24.1 million, compared to net income of $15.3 million in the corresponding period in the prior year. The increase was primarily due to higher gross profit partially offset by increased “Selling, general and administrative” costs and income tax expense, and a decrease in other expenses due to the impact of debt refinancing costs incurred in the 2021 first quarter.

Liquidity and Capital Resources

At September 30, 2022, we had $21.5 million of cash and cash equivalents.

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

On March 15, 2021, we entered into a credit agreement with Wells Fargo Bank, National Association providing for an ABL Revolver of up to $50.0 million. On March 3, 2022, we entered into Amendment No. 1 to Credit Agreement (the “Amendment”), which amended the ABL Revolver. The Amendment, among other things, increased the available borrowing capacity under the ABL Revolver to $75.0 million, increased the uncommitted accordion feature to $25.0 million and revised the interest rate provisions to replace the LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, we entered into Amendment No. 2 to the Credit Agreement, which amended the ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory.

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. We may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. For each quarter through March 31, 2023, the applicable interest rate margin ranges from 1.50% to 1.75% depending on the average unused capacity of the facility for the previous quarter. The unused portion of the ABL Revolver commitment accrues a monthly commitment fee, 0.50% per annum through March 31, 2023, based on the average daily borrowing capacity under the ABL Revolver over the previous month. The interest rate margin and unused commitment fee percentage changes, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused commitment fee).

As of September 30, 2022, we have $25.0 million in ABL Revolver borrowings outstanding and $50.0 million available to borrow under the ABL Revolver. Amounts borrowed and outstanding under the ABL Revolver are required to be repaid in full, together with any accrued and unpaid interest, on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes (and may be subject to earlier mandatory prepayment upon certain events).

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

As permitted by the indenture governing the Senior Notes, the Company may from time to time repurchase some or all of the Senior Notes in open market transactions, in privately negotiated transactions or otherwise. Prior to March 15, 2023, the Company may also redeem some or all of the Senior Notes at a “make-whole” redemption price, and on or after March 15, 2023, the Company may redeem some or all of the Senior Notes at a redemption price initially set at 104.313% of the principal amount of the notes to be redeemed, and reducing over time to 100%, in each case plus accrued and unpaid interest. Additionally, prior to March 15, 2023, the Company may redeem, on one or more occasions, up to 40% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings, at a redemption price equal to 108.625% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Furthermore, prior to March 15, 2023, but not more than once during each consecutive twelve-month period, the Company may also redeem up to 10% of the aggregate principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount of the notes being redeemed, plus accrued and unpaid interest. The timing and amount of any such redemptions or repurchases will depend upon market conditions, contractual commitments, the Company’s capital needs and other factors.

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

In connection with the issuance of the Senior Notes and entry into the ABL Revolver, we terminated our previous Senior Credit Facility and previous First Lien Term Loan. Net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15.0 million under the ABL Revolver, were used to pay in full and terminate the Senior Credit Facility and First Lien Term Loan on March 15, 2021, and to pay related fees and expenses. During the three months ended March 31, 2021, prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the Senior Credit Facility and the First Lien Term Loan. As of September 30, 2022, the Company had $290.0 million aggregate principal amount outstanding on the Senior Notes, plus accrued and unpaid interest.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2022 was $11.7 million compared to cash provided by operating activities of $14.5 million during the nine months ended September 30, 2021. Cash generated from earnings for the nine months ended September 30, 2022 was negatively impacted by working capital increases, including an increase in accounts receivable of $14.9 million due to higher net sales compared to the previous period. We also increased inventories by $13.9 million during the nine months ended September 30, 2022, to maintain certain levels of inventory to help mitigate supply chain constraints. We also decreased accrued expenses by $3.2 million during the nine months ended September 30, 2022, primarily related to payments on accrued interest and employee performance incentive compensation during the period. Additionally, we benefited from the collection of $9.8 million of income tax refunds during the nine months ended September 30, 2021.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 was $14.3 million, compared to $4.7 million during the nine months ended September 30, 2021. Cash used in investing activities was related primarily to capital expenditures, including investments to support the business, such as machinery and information technology equipment. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $7.8 million during the nine months ended September 30, 2022, compared to $0.5 million during the corresponding period of the prior year.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $3.5 million. Net proceeds from the ABL Revolver were $25.0 million and in connection with the Amendment to the ABL revolver, we paid $0.3 million of debt issuance costs. A portion of the proceeds from the ABL Revolver was used to redeem $20.0 million of Senior Notes and to pay $0.6 million of early redemption costs. We received $2.1 million under financing leases and we paid $2.5 million of principal on financing leases during the nine months ended September 30, 2022, compared to $1.7 million of principal payments during the corresponding period of the prior year.

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

Working Capital

Our working capital as of September 30, 2022 was $112.7 million, compared to $80.9 million as of December 31, 2021. Our working capital during the nine months ended September 30, 2022 was primarily affected by borrowings of $25.0 million on our ABL Revolver, principal payments of $20.0 million on the Senior Notes, an increase in inventories of $14.2 million, and an increase in accounts receivable of $14.8 million. Our working capital needs are typically highest in the first and third quarters due to the timing of payments for employee incentives and interest on outstanding borrowings. A large portion of our employee incentive compensation payments are made in the first quarter, with smaller payments made in each subsequent quarter. The majority of our interest payments are due in the first and third quarters.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of September 30, 2022, the total projected principal and interest payments on our borrowings were $404.8 million, primarily related to the Senior Notes, of which $26.5 million of interest is expected to be paid in the next 12 months. The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2026, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the ABL Revolver, no early redemptions of principal on the Senior Notes, no early voluntary or required repayment of the borrowings under the ABL Revolver within the next twelve months, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early or refinance all or a portion of our borrowings in future periods.

Leases

We lease real property for production and services, in addition to equipment. Refer to Part II, Item 8, Financial Statements and Supplemental Data, Note 9, “Financing and Operating Leases” for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of September 30, 2022, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Subsequent to quarter end, the Company entered into a capacity reservation agreement with one of the Company’s chip suppliers to reserve manufacturing supply capacity due to the current global supply shortage environment. Under the agreement, the Company has agreed to pay certain fees in exchange for the supplier’s commitment to reserve capacity, subject to certain conditions, to produce a set quantity of chips from 2023 through 2025, and the Company has committed to purchase those chips. The total value of the minimum non-cancellable commitment is $194.9 million over the term of the agreement, $69.6 million of which is expected to be paid in 2023.  In the event that the supplier is unable to deliver the specified quantity of chips, it will be subject to liquidated damages of 10% of the price of any non-delivered products.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, for which there were no material changes as of September 30, 2022, included:

●	Revenue recognition, including estimates of work performed but not completed, and
●	Income taxes, including valuation allowances and uncertain tax positions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. As of the date of this report, the material weaknesses did not result in any identified material misstatements to the financial statements and there were no changes to previously reported financial results.

Remediation Plan for Material Weaknesses

To remediate the material weaknesses referenced above, the Company has been pursuing the remediation steps identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

We have conducted trainings, hired additional qualified resources and have engaged a nationally recognized accounting firm to assist with the design and implementation of control procedures to address the identified risks of material misstatements in key process areas. We have implemented system controls and manual monitoring activities to ensure appropriate segregation of duties over journal entries processed in batches. We have enhanced user access controls over the revenue system at certain locations. We have enhanced our change management controls relating to the development and changes to custom reports in certain information technology systems and have been performing additional analysis over source documentation to implement controls over information, primarily in the purchasing and revenue processes. Management also implemented internal controls requiring appropriate reviews and retention of documentation of those reviews with regard to our revenue process, as well as controls over the accuracy of the sales price within the revenue system at certain locations. Finally, we have enhanced our controls requiring appropriate reviews and approvals and retention of documentation with regard to the purchasing process.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and are tested for operating effectiveness.

Changes in Internal Control over Financial Reporting

Except for the changes in internal control over financial reporting related to the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not manufacture antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, has filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. Thus far, the United States Patent Office has instituted proceedings with respect to three of the IPR requests and the other remains pending. The current proceedings in the patent office are scheduled to run through June 22, 2023. Should the remaining IPR request be denied or should the patents survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably.

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
10.1

Amendment No. 2 to ABL Credit Agreement, among CPI Card Group Inc., CPI CG Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent.

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

CPI CARD GROUP INC.

November 3, 2022	/s/ Amintore Schenkel
Amintore Schenkel
Chief Financial Officer
(Principal Financial Officer)