Form 10-K
period 2022-12-31
CPI Card Group Inc.
filed 2023-03-08
CIK 1641614

Print-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $76.2 million on June 30, 2022 computed based on the closing price of the registrant’s common stock of $16.80 as reported on the Nasdaq Global Market on that date.

As of March 1, 2023, the number of shares outstanding of the registrant’s common stock was 11,391,580.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These risks and uncertainties include, but are not limited to: a deterioration in general economic conditions, including rising inflation and resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; a disruption or other failure in our supply chain, including as a result of the Russia-Ukraine conflict and with respect to single source suppliers, or the failure or inability of suppliers to comply with our code of conduct or contractual requirements, or political unrest in countries in which our suppliers operate, resulting in increased costs and inability to pass those costs on to our customers and extended production lead times and difficulty meeting customers’ delivery expectations; our failure to retain our existing customers or identify and attract new customers; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our status as an accelerated filer and complying with Section 404 of the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting; our inability to recruit, retain and develop qualified personnel, including key personnel; the potential effects of COVID-19 and responses thereto on our business, including our supply chain, customer demand, workforce, operations; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology (“IT”) systems, or in the operations of the third parties that operate computing infrastructure on which we rely; our inability to develop, introduce and commercialize new products; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; disruptions in production at one or more of our facilities; defects in our software; environmental, social and governance preferences and demands of various stakeholders and our ability to conform to such preferences and demands and to comply with any related regulatory requirements; the effects of climate change, negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; disruptions in production due to weather conditions, climate change, political instability or social unrest; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our limited ability to raise capital; problems in production quality, materials and process; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses or unclaimed property, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; our inability to successfully execute on our divestitures or acquisitions; our inability to realize the full value of our long-lived assets; costs relating to product defects and any related product liability and/or warranty claims; our inability to renew licenses with key technology licensors; the highly competitive, saturated and consolidated nature of our marketplace; the effects of restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects on the global economy of the ongoing military action by Russia in Ukraine; costs and potential liabilities associated with compliance or failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; risks associated with the majority stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; the impact of stockholder activism or securities litigation, on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards (as defined below) issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card solutions market through more than 20 years of experience.

We serve a diverse set of several thousand customers which includes direct customers and indirect customer relationships, whereby CPI provides Financial Payment Card solutions to a customer through a Group Service Provider (as defined below). Our customers include some of the largest issuers of debit and credit cards in the United States, the largest Prepaid Debit Card program managers in the United States, numerous financial technology companies (“fintechs”), as well as independent community banks, credit unions and Group Service Providers. We define “Group Service Providers” as reseller or card processor organizations that assist small card issuers, such as credit unions, with managing their credit and debit card programs, including managing the Financial Payment Card issuance process, core banking operations and other financial services.

We serve our customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”) by one or more of the Payment Card Brands. Many of our customers require us to comply with PCI Security Standards Council requirements that relate to the provision of our products and services. Our network of high-security production facilities allows us to optimize our solutions offerings and to serve the needs of our diverse customer base.

Driven by a combination of our strong relationships, quality, technology, innovation, and supply-chain management, we believe we have strong positions in the following markets:

●	the U.S. prepaid debit market, including the largest U.S. Prepaid Debit Card program managers;
●	the U.S. small to mid-sized financial institutions market, which includes independent community banks and credit unions;
●	the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers; and
●	the U.S. fintech market, where we produce and personalize Financial Payment Cards for financial technology companies.

Our business consists of the following reportable segments:

●	Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing financial institutions primarily in the United States;
●	Prepaid Debit, which primarily provides integrated prepaid card services to Prepaid Debit Card program managers primarily in the United States; and
●	“Other,” which includes corporate expenses.

For additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 17 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Our Competitive Strengths

●	Strong Market Position with Long-Term Customer Relationships. Our vision is to be the partner of choice for our customers by providing market-leading quality products and customer service with a market-competitive business model. We believe these efforts have resulted in CPI gaining estimated overall market share each year from 2018 to 2022. We have long-standing, trust-based relationships with customers and have collaborated with our top 10 customers for more than ten years, on average. We strive to put our customers at the center of everything we do. Our customer relationships often involve the handling of sensitive information as well as process and technology integration. As a result, our customers are selective about working with partners they can trust and that can deliver the highest quality products and customer service. We maintain important relationships with the Payment Card Brands to ensure our facilities and processes meet their standards. We believe we have established a leading market position in the prepaid debit market, built on high quality services, innovation and reliable delivery to our customers. Our Card@Once® instant issuance solution provides the necessary on-site equipment and supplies, proprietary software-as-a service (SaaS) capability, customer support and secure data exchange to provide personalized cards on-site and on-demand at bank and credit union branches across the United States. Data is exchanged through either a secure web interface or through integrations of our proprietary software with our customers’ card issuance systems. Integrations provide a more seamless experience for our customers and we believe they foster longer lasting and closer customer relationships.
●	Comprehensive End-to-End Card Solutions. The foundation of our strong market position with our small- to mid-sized issuer customers and fintechs is our comprehensive end-to-end Financial Payment Card solutions. Our solutions provide a full suite of products and card services required to produce, personalize and fulfill Financial Payment Cards, while maintaining the security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing card design and production with an end-to-end offering of card data personalization and card services that are integrated within our customers’ operations. We provide card data personalization services for financial institutions and managers of Prepaid Debit Card programs that require technology integration, such as secure data links to transfer highly sensitive cardholder information. We believe that our comprehensive solutions allow our customers to choose a single trusted partner to address their card program needs in a cost-effective manner instead of managing multiple suppliers across a complex value chain.
●	Network of High-Security Facilities. Our high-security facilities are each audited for compliance with the standards of the PCI Security Standards Council by one or more of the Payment Card Brands, forming a network of compliant production facilities in the United States. The Payment Card Brand attestations of compliance allow us to produce cards bearing these brands and provide relevant card services for our issuer customers. These audit processes are long and complex, and our facilities and systems must comply with strict standards of security in order to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the complexity and investment needed to obtain and retain these compliance designations may serve as a barrier to new entrants into our market.
●	Financial Payment Card Capabilities, Industry Experience, and Proprietary and Patented Solutions. Over the course of our long operating history, we have developed technological, engineering and operational expertise that we believe has made us a leader in our industry. Europay, Mastercard and Visa (“EMV®”) is a global technical standard, maintained by EMVCo LLC for smart payment cards, and for payment terminals and automated teller machines that accept them. EMV cards are smart cards (also called chip cards) which store data on integrated circuits rather than magnetic stripes, although EMV cards may also have magnetic stripes. We produce contact EMV cards, which require contact with a surface plate on an EMV-enabled payment terminal. We also produce dual-interface EMV cards that have both contact and contactless functionality.

We continuously work to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and our customers. CPI’s Second Wave® payment cards featuring a core made with recovered ocean-bound plastic (“ROBP”), and Earthwise® cards made with upcycled plastic address customer demands for more eco-focused card options. We also sell CPI Metals®, a premium encased metal card. Our offerings also include Card@Once, our proprietary and patented instant card issuance system and SaaS solution. We believe that our technological and operational capabilities, combined with our specific focus on the Financial Payment Solutions market, gives us a competitive advantage.

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

Continuous Innovation

With innovation as a core competency, we strategically invest to support continued growth and expand our opportunities to partner purposefully with our current and potential customers. We strive to enhance our offerings to create and deliver next generation products and solutions that meet the demands of the marketplace and exceed customers’ expectations. Continuous innovation aims to win new business and help our customers differentiate themselves with distinctive products and solutions, build their brands, and achieve top-of-wallet status.

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

Earth ElementsTM Eco-Focused Cards

We believe we are a leading provider of eco-focused card solutions in the U.S., having sold more than 90 million eco-focused contactless payment cards since launch in 2019. Our Earth Elements portfolio offers eco-focused solutions, including our Second Wave cards that feature a core made with ROBP and our Earthwise cards made with upcycled plastic. Dependent upon design and card construction, Earth Elements cards incorporate varying types and amounts of upcycled plastic content, including ROBP, recycled PVC and recycled PET-G. Cards in the Earth Elements portfolio are available in all forms of EMV Financial Payment Cards (contact and contactless dual-interface), and have been approved by two of the major Payment Card Brands. These solutions aim to satisfy increasing consumer demand for more eco-focused products and help support our and our customers’ environmental, social and governance (“ESG”) objectives.

Non-EMV Financial Payment Cards

We produce non-EMV cards that utilize magnetic stripes, contactless cards that utilize NFC technology, and cards that include both magnetic stripes and NFC technology. In addition, we produce non-EMV cards that are issued on the networks of the Payment Card Brands, including prepaid debit cards. In 2020 we began producing non-EMV cards for the purpose of government disbursement in the U.S., and have produced non-EMV transit cards and health savings account cards. We also produce retail gift cards that are not issued on the networks of the Payment Card Brands.

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

Print-On-Demand Solution

Through our print-on-demand services, we are able to produce images, personalized payment cards and related collateral on a one-by-one, on-demand basis for our customers, enabling individualized offerings and reducing inventory. Our service offering includes online ordering of a customized payment card through a program manager, with direct fulfillment to a consumer. We believe our print-on-demand solution further differentiates us with our financial institution and prepaid debit card program manager customers and enables us to access business-to-business and business-to-consumer verticals such as healthcare, transit, payroll, corporate incentives, government disbursement, benefits and insurance.

Instant Card Issuance Systems and Services

In addition to centralized personalization services performed at our facilities, our customers may also utilize personalization services through Card@Once, our proprietary and patented instant card issuance system and SaaS solution, which provides our customers the ability to issue a completely personalized, permanent debit or credit card within the bank branch to individual cardholders upon demand. Our instant issuance system is enabled by cloud-based software that securely transfers data from our servers to encode a magnetic stripe card, a contact EMV card or a contactless dual-interface EMV card, and personalize the card on a desktop printer solution provided by CPI. These processes are audited for PCI data security standards compliance annually. Our instant issuance system generates both initial sales revenue for the printer solution and recurring revenue from card personalization and sales of cards and consumables. We offer multiple Card@Once solutions including our premium Spectrum solution that enables issuers to produce a high resolution payment card with over-the-edge printing capability.

Digital Services

While not currently significant to our financial results, we provide digital services and issuance technologies, including online card ordering, order lifecycle management, customer inventory management, self-service card customization, push provisioning, and other innovative solutions.

Tamper-Evident Secure Packaging Solutions

We offer specialized and innovative tamper-evident secure packaging products and services to customers aimed at reducing fraud for Prepaid Debit Cards sold through the retail channel. In certain cases, we also manage the fulfillment of fully-completed Prepaid Debit Card packages to retail locations on behalf of our customers utilizing this solution.

Suppliers

While we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them, one objective of our procurement strategy is not to depend on any single supplier. However, certain components are only available from a single supplier, or substituting a component from a different supplier may require additional time and investment. Some of the most important components of our products include the EMV/ contactless microchips and antennas. Our main suppliers of EMV/ contactless microchips and antennas include four leading international producers with locations in Germany, Thailand, South Korea and Singapore, some of which source materials from Taiwan. For the year ended December 31, 2022 approximately 97% of our purchased microchips and antennas came from these four main suppliers, and approximately 68% came from one supplier, with most of our contactless chips being provided from that same supplier. The other key components for our products are substrates and inlays. Additionally, our Second Wave payment cards feature a core made with ROBP, which we either have sourced or currently source from suppliers in Haiti and Thailand.

We monitor supply-chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation, resiliency and price. Surges in demand for certain raw materials and components, as well as other factors such as staffing challenges, have continued to strain the global supply-chain network, which has resulted in increased costs of such raw materials and components, increased shipping costs, freight and logistics delays, longer lead times and unpredictability. Although we strive to place orders for materials and components sufficiently in advance to compile buffer stock to mitigate the impacts of freight and logistics delays and to bolster our access to raw materials and components, it is difficult to predict the ability of our suppliers to continue to fulfill such orders, and it is possible that such delays as well as costs to obtain such raw materials and components will continue. If suppliers cannot fulfill our orders this can constrain our ability to support customer demand and negatively impact net sales. To mitigate the supply-chain constraints discussed above, we increased inventory levels in 2022 and entered into a capacity reservation agreement with one of our chip suppliers to reserve production supply capacity. Under the agreement, we agreed to pay certain fees in exchange for the supplier’s commitment to reserve capacity to produce a set quantity of chips from 2023 through 2025, subject to certain conditions, and the Company has committed to purchase those chips. The total value of our commitment is $194.9 million over the term of the agreement.

Customers

We categorize our customers as follows: large issuers, small to mid-sized issuers, fintechs, prepaid debit issuers and program managers and Group Service Providers. We consider large issuers to be the top 10 card issuers in the United States based on an average of cards issued during the past three years. Our diverse customer base includes some of the largest issuers of credit and debit cards in the United States and the largest Prepaid Debit Card program managers in the United States.

The Company had one customer that accounted for 10% or more of its net sales in 2022. Net sales from this customer was approximately 16% of total net sales for the year ended December 31, 2022. We have been serving this customer for more than 10 years. Nearly two-thirds of our net sales for the year ended December 31, 2022 were from our top ten direct customers, which include certain Group Service Providers and we have been serving these top ten direct customers for an average of more than 10 years. In addition, through our direct and indirect customer relationships, a majority of our annual net sales in our Debit and Credit segment are derived from small- to mid-sized issuers and fintechs. Individually, many of these customers, including independent community banks and credit unions, represent minor amounts of our annual net sales.

We generally enter into master purchase or service agreements that govern the general terms and conditions of our commercial relationships. We then enter into a purchase order or other short-term arrangement that defines the quantities of products to be delivered or services rendered and other terms specific to the order as appropriate. In most cases, our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis.

Production and Services

We have a network of high-security facilities that we leverage to fulfill customer orders, with an array of products and services available to our customers. We have designed our facilities and operating processes to target providing exceptional service to all customers, with capabilities to:

●	execute high-volume production runs;
●	execute lower-volume production runs of smaller orders, as well as on-demand solutions; and
●	meet the specific needs of our Prepaid Debit Card customers, as an industry leader in tamper-evident secure card packaging, through our expertise and capabilities specifically designed for this prepaid retail market.

As of December 31, 2022, we operated facilities comprising approximately 386,000 square feet in the United States where we focus on Financial Payment Card production, personalization services, card printer provisioning and fulfillment, card packaging and fulfillment services. See Part I, Item 2, Properties in this Annual Report on Form 10-K for information on the operations of each facility.

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

Sales and Marketing

We market ourselves as a leader and trusted partner in payments, seeking to meet or exceed the needs of our customers through high quality, flexibility and meaningful, innovative products at value-driven pricing. We strategize and collaborate with our customers to bring them valuable and innovative solutions. We have sales representatives, customer relationships and partners that provide a wide geographic reach across the United States to sell and market our solutions. Our sales representatives offer a complete end-to-end solution that incorporates the full spectrum of our products and services from concept to delivery. Our sales and marketing strategy focuses on strengthening our relationships with existing customers through a consultative approach that includes cross-selling expanded services and sharing expertise to enhance customers’ card programs. We leverage the strength of our full-service offerings to attract new customers. Our marketing efforts focus on the needs of our specific types of customers. By tailoring our marketing strategy to different customer segments, we are able to provide relevant targeted solutions to meet our customers’ individual needs. We use an array of different marketing communications and thought leadership across various industry publications, editorial white papers, case studies, conferences and trade shows, print and digital advertisements, educational webinars, podcasts, and blogs to introduce our existing customers and new customers to innovations in the payments market. We also strive to meet customer demand for new or enhanced products by innovating through research and development activities. We believe these efforts drive customer retention and satisfaction, and attract new customers.

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

Our products and services compete with other card solutions providers. Certain existing and potential customers also have the ability to produce and/or personalize Financial Payment Cards in-house. Accordingly, we compete with certain of our customers, including those that offer transaction processing products and services to financial institutions. We believe we are in competition with ABCorp, Arroweye, CompoSecure L.L.C., Entrust, FIS, Fiserv, Giesecke & Devrient GmbH, HID Global, IDEMIA (formerly known as Oberthur Technologies S.A.), Perfect Plastic, Thales (formerly known as Gemalto NV), Travel Tags, and WestRock (Multi Packaging Solutions), among others.

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

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards to protect our intellectual property throughout the world. As of December 31, 2022, we had 48 U.S. and foreign trademark registrations and applications, 39 existing U.S. patents, 42 existing foreign patents, as well as 45 pending U.S. and foreign patent applications. Our U.S. and foreign patents and applications have an average remaining maturity of approximately 13 years, and our trademarks will be due for renewal for additional ten year periods on an ongoing basis.

Regulation

Privacy and Data Security

In the course of our business, we receive personally identifiable information of cardholders from our customers, either from a financial institution or through a card processor on behalf of a financial institution. Such information can include names, email and physical addresses, card account numbers and expiration dates. As a service provider to financial institutions in the United States, we are subject to certain Federal Trade Commission requirements, certain privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy statutes and regulations, certain of the PCI Security Standards Council’s requirements, and the Health Insurance Portability and Accountability Act (“HIPAA”), each of which is subject to change at any time. Outside of the United States, we are subject to privacy laws and regulations of certain countries and jurisdictions. The interpretation and application of privacy and data protection laws are often uncertain and in a state of flux. Furthermore, many of our customers are subject to privacy and data protection laws, and our customers often impose contractual obligations on us related to their obligations. In order to comply with our obligations under applicable privacy laws and regulations and our contractual agreements with our customers, we are required to implement adequate policies and safeguards to protect the privacy of personally identifiable information we receive.

Under the PCI Security Standards Council’s requirements, we must meet certain security standards in order to achieve compliance that allows us to produce and personalize Financial Payment Cards issued on their networks. These standards include extensive requirements with respect to the physical characteristics of our facilities, as well as our electronic treatment and storage of cardholder data. We believe that we have developed significant expertise in achieving and maintaining compliance with the requirements from the Payment Card Brands, and have invested, and will continue to invest, significant capital to achieve and retain compliance, which is regularly verified by both the Payment Card Brands and our customers. We believe the complexity involved and investment needed to obtain and retain these compliance designations may serve as a barrier to new entrants into our market.

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

Employee health and safety in the workplace is one of the Company’s core values. Health and safety of our employees has remained paramount and the Company has adapted its health and safety procedures and protocols as necessary to foster a safe working environment. Our office-based employees moved to a primarily remote work environment beginning in March 2020.

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

As of December 31, 2022, CPI employed approximately 1,375 full-time employees, approximately 55% male and 45% female. Approximately 59% of the employee base identifies as being within a minority category. Approximately 74% of our full-time employees are production and service facility staff. Additionally, we use the services of temporary workers to provide flexibility for our business needs, particularly in our Prepaid Debit Card locations where historically we experienced more seasonality, although this is becoming a less meaningful portion of our workforce. In 2022, we began transitioning positions that were staffed with temporary workers to permanent employee positions, in order to better manage our workforce and operations. None of our employees are represented by labor unions. We believe that our relations with our employees are positive.

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

CPI Card Group Inc. qualifies as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act, and has elected to follow certain of the scaled back disclosure accommodations within this Annual

Report on Form 10-K. Beginning with the year ended December 31, 2021, the Company is classified as an accelerated filer with respect to SEC regulations and filing requirements.

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

Risk Factors Summary

Risks Relating to our Business

●	A deterioration in general economic conditions, including rising inflation, resulting in reduced consumer confidence and consumer and business spending and decreased demand for our products.
●	Disruptions, delays and increasing costs and inflationary pressures in our supply chain, including with respect to single-source suppliers, or the failure or inability of our suppliers to comply with our codes of conduct or contractual requirements.
●	Failure to retain existing key customers and attract new customers due to competitive products, pricing pressures, extended production lead times, financial health of our customers and macroeconomic conditions affecting our industry or our customers.
●	The unpredictability of our operating results due to the varying cyclicality of the financial card and electronic payment industries, changes in customer inventory management practices, capital requirements, competition, new product developments, technological changes and other factors.
●	Costs associated with being an accelerated filer and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
●	Failure to recruit, retain and develop qualified new and replacement personnel amidst labor shortages and in competitive labor markets.
●	The effects of the COVID-19 pandemic including restrictions imposed by federal, state and local governments as well as related economic disruptions adversely affecting our supply chain, workforce, overall operations and financial condition.
●	A cyber-attack or breach of our information technology systems resulting in losses of our intellectual property and/or sensitive cardholder data, harm to our competitive position and a loss of customer trust and confidence, and, as threats evolve, the necessity to invest in significant additional resources to enhance our information security and controls.
●	Any interruption of our information technology systems, including disruptions or failures of our third-party data centers, inhibiting our ability to service our customers.
●	Our inability to undertake time-consuming and costly research and development activities in order to develop new or enhanced products.
●	Our substantial indebtedness and the covenants and restrictions in the agreements governing our indebtedness limiting our ability to use our cash flow in certain areas of our business, capitalize on certain business opportunities and pursue our business strategies, all of which could increase if we incur additional debt.
●	A disruption at any of our production facilities and our inability to recover quickly or otherwise provide continuity of production in order to meet customer requirements.
●	Problems in our production processes, including as a result of mechanical or technological failures, which could lead to reduced production capacity and quality.
●	The impact of the increasing focus on environmental, social and governance (“ESG”) factors on our ability to access capital, produce our products in conformity with stakeholder preferences, and comply with stakeholder demands as well as comply with any new ESG related regulatory requirements.
●	The effects of climate change on our business.

●	Our inability to protect our trade secrets, intellectual property and proprietary software, to obtain additional intellectual property rights in the future, and to ensure our products are not infringing the intellectual property rights of others.
●	Defects in our software and computing systems, resulting in errors or delays in the processing of transactions and other interruptions in our business operations.
●	The effects of the low trading volume and fluctuating trading price of our common stock as well as terms of our outstanding indebtedness and market conditions on our ability to access capital markets.
●	Our exposure to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers.
●	Our inability to divest or consolidate certain non-strategic businesses, and our inability to execute successfully on an acquisition strategy.
●	A write-down of our long-lived assets, which represent a significant portion of our total assets.
●	Defects in our products that may give rise to products recalls, product liability and warranty claims as well as damage to our reputation.
●	Our inability to renew licenses with key technology licensors, resulting in our loss of access to certain technologies upon which we rely to develop certain of our products.

Risks Relating to our Industry

●	The highly competitive, saturated and consolidated nature of our marketplace.
●	The effects of delays or interruptions in our ability to source raw materials and components used in our products from foreign countries due to economic downturns or disruptions, including as a result of responses to continued outbreaks of COVID-19 and tariffs and trade restrictions.
●	The effects of the ongoing military action by Russia in Ukraine on the global economy.
●	Challenges, costs and potential liabilities associated with compliance or failure to comply with existing or future data privacy and security laws, regulations and requirements.
●	The widespread adoption of technological changes, new products or industry standards, such as digital payment systems or mobile payments, which may render our products obsolete or irrelevant, and our failure to develop and introduce innovative products to address the evolving needs of our customers.
●	Our failure to comply with the standards of the PCI Security Standards Council, including due to an inability to continue to make investments in our facilities necessary to maintain compliance with such standards.
●	Our failure to comply with environmental, health and safety laws and regulations, including climate change regulations, that apply to our products and the raw materials we use in our production processes.

Risks Relating to Ownership of our Common Stock

●	Our majority stockholders’ continued concentrated ownership of our shares and ability to control decisions regarding our business direction and policies as well as the potential conflicts of interest that may arise between our majority stockholders and our other stockholders.
●	The influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock.
●	Our failure to maintain our listing on the Nasdaq Global Market (“Nasdaq”) due to failure to comply with Nasdaq listing standards.
●	The impact of stockholder activism or securities litigation on the trading price and volatility of our common stock.
●	Certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors.

General Risk Factors

●	Our inability to comply with numerous evolving and complex laws and regulations relating to financial reporting standards, corporate governance, data privacy, tax, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, labor and health and safety.
●	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision related to legal or regulatory proceedings or litigation.

Risks Relating to our Business

Risks associated with reduced levels of consumer and business spending, ongoing inflation and the effects of an economic downturn could adversely affect our business, financial condition and results of operations.

Our business depends heavily on the overall level of consumer and business spending. Our revenue is exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect our financial performance by reducing the demand for our Financial Payment Card solutions or reducing the purchase of our higher margin products. If an economic downturn occurs, credit card issuers may reduce credit limits, close accounts and become more selective with respect to whom they issue credit cards. Certain of our customers, especially in the fintech space, could be severely impacted by a downturn in economic conditions limiting their spending on cards, or cease to exist altogether. Additionally, an economic downturn or prolonged outbreak of the COVID-19 pandemic could result in extended voluntary or mandated closure of retail locations that sell certain of our products to consumers, including our Prepaid Debit Cards. These and other changes in economic conditions could therefore adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.

Inflation, which increased significantly during 2022, has adversely affected us by increasing the costs of materials and labor needed to operate our business and could continue to adversely affect us in future periods. In the event inflation continues to increase, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. However, such increases may result in customer pushback or attrition and be difficult or impossible in future periods, all of which may have an adverse effect on our financial condition and results of operations. Additionally, actions by the government to stimulate the economy may increase the risk of significant inflation, which may also have an adverse impact on our business or financial results.

A disruption or other failure in our supply chain could adversely affect our business and financial results.

As a company engaged in production and distribution, we are subject to the risks inherent in such activities, including product quality control issues, disruptions or delays in our supply chain as well other external factors over which we have no control. Raw materials used in our products may be sourced from a few, or single, key suppliers. Specifically, certain key components for our Financial Payment Card products include EMV microchips, substrates (such as PVC), resin, modules, antennas and inlays, which we source from multiple suppliers located in Germany, Thailand, South Korea, the United States, Haiti and Singapore, some of which source materials from Taiwan, primarily on a purchase order basis. Though we obtain the microchips used in our Financial Payment Card products from multiple suppliers, we source the substantial majority of such microchips from one supplier. For the year ended December 31, 2022 approximately 97% of our purchased microchips and antennas came from four main suppliers, and approximately 68% came from one supplier, with most of our contactless chips being provided from that same supplier. We may enter into agreements with suppliers from time to time which commit us to purchase products at prices less favorable than those available in the market at the time of the order, or in quantities greater than our future needs. If such supplier is unable to fulfill our orders for microchips or is delayed in shipping microchips to us, we could fail to timely fulfill customer orders, which could damage our reputation and result in a loss of customers and customer opportunities and material harm to our financial results.

Additionally, our Second Wave cards, featuring a core made with recovered ocean-bound plastic (“ROBP”) rely on a largely international supply chain to source and provide such plastic in accordance with our defined parameters. It is difficult and costly to monitor suppliers of key components and their compliance with our parameters, our codes of conduct, and applicable laws. Any failure by our suppliers to so comply could adversely affect our ability to produce Financial Payment Cards at all or in a manner consistent with standards agreed upon with our customers, which could adversely affect our business, reputation and customer relationships. Moreover, in certain cases, such as with ROBP, microchip and resin suppliers, we may rely on suppliers for which there are not adequate and immediate replacements, which may result in our inability to continue to produce or a reduction in production of products that use components from these suppliers in the event the suppliers terminate their relationships with us, fail to deliver products or materials in required volumes or in required timeframes, or otherwise fail to meet their obligations to us. We generally do not maintain large volumes of inventory, which makes us even more susceptible to harm if a supplier fails to deliver products or materials as required.

Changes in the financial or business condition of our suppliers, political instability, social or civil unrest, war or adverse market conditions in a supplier’s country (including relating to any continued outbreak of COVID-19), demand from other customers of such suppliers or failure to comply with our codes of conduct or other contractual requirements could render our suppliers unable to provide us with, or render us unable or unwilling to accept, the components we need to produce our products and thus subject us to losses or adversely affect our ability to bring products to market. Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, contract requirements, or laws and regulations, and in a timely manner could adversely affect our customer service levels, our reputation and our overall business. For example, we have in the past experienced delays in our supply chain, which made it difficult to produce our products in a timely manner. In addition, any increases in the costs of goods and services for our business, including as a result of inflationary pressures, may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations. If a company in our supply chain engages in illegal, unethical or other questionable conduct, we may not have visibility to these practices, we may in certain circumstances be deemed to have concurrent responsibility with our supplier for such conduct, and we, and our customers, may face legal or reputational harm in addition to interruptions to our supply chain.

Failure to retain our existing customers or identify and attract new customers would have a material adverse effect on our business.

A substantial portion of our net sales is derived from several large customers. The Company had one customer that accounted for 10% or more of its net sales in 2022. Net sales from this customer was approximately 16% of total net sales for the year ended December 31, 2022. We have been serving this customer for more than 10 years. In addition, nearly two-thirds of our net sales for the year ended December 31, 2022 were from our top ten direct customers, which include certain Group Service Providers. We have been serving these top ten direct customers for an average of more than 10 years. If one or more of our key customer relationships ends, it could have a material adverse effect on our business and financial results. Our ability to provide products and services to these customers and our other customers and meet very high quality standards in a timely manner is critical to our business success. For example, one of the key services that we offer our customers is the prompt and timely production and delivery of replacement debit or credit cards. Orders for replacement debit or credit cards often are placed on short notice and may require personalization. If we are unable to offer these and our other products and services in a high quality and timely manner, our relationships with our customers may be adversely affected and customers may terminate their contracts with us.

In addition, our continued business relationship with our customers may be impacted by several factors beyond our control, including changes of inventory management practices by our customers, more attractive product offerings from our competitors, pricing and inflationary pressures, Group Service Providers’ and program managers’ ability to retain existing or gain new customers, the financial health of our customers and macroeconomic conditions affecting the Financial Payment Card industry or our financial institution and other customers. Our business practices may also be subject to periodic audits by customers as part of that customer’s third-party risk management programs, the outcome of which may result in the loss of that customer or may cause us to incur significant costs in order to satisfy the customer’s requirements. Because our contractual arrangements with customers generally do not include exclusivity clauses or commitments to order specified quantities of products on a medium or long-term basis, there is no guarantee that we will receive orders on a consistent basis or on favorable terms, or be able to renew contracts or purchase orders in a given year on favorable terms or at all. Additionally, as a result of labor shortages and supply-chain constraints, the Company has experienced extended production lead times in some areas of the business and difficulty meeting some customers’ delivery expectations. While we continue to proactively monitor, assess and take steps to minimize disruptions and delays in production, these disruptions and delays have caused, and may continue to cause, the Company to lose or delay customer opportunities.

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

Furthermore, in periods of industry overcapacity or when our customers encounter difficulties in their end-markets, orders are more exposed to cancellations, reductions, price renegotiations or postponements, or changes in customer inventory management practices which in turn reduce our management’s ability to forecast the next quarter or full-year production levels, net sales, profits and cash flows. For these reasons, our net sales and operating results and cash flows may differ materially from our expectations as visibility is reduced. This may have a material adverse effect on our business, financial condition and results of operations.

We are considered an accelerated filer and are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and our inability to maintain effective internal control over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Because we became and continue to be an accelerated filer since the year ended December 31, 2021, Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. Our transition to becoming subject to additional requirements of Section 404 of the Sarbanes-Oxley Act has been and will continue to be time-consuming. Further, the costs associated with compliance with and implementation of procedures under these and future laws and related rules could have a material impact on our results of operations.

Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on that assessment, we identified several material weaknesses in internal control over financial reporting during 2021 and have concluded those material weaknesses to be remediated as of December 31, 2022, as described in Part II, Item 9A, Controls and Procedures in this Annual Report on Form 10-K. However, we can give no assurance that additional material weaknesses or significant deficiencies in our internal controls will not be identified in the future. If any such control deficiencies occur in the future, we may not detect errors on a timely basis, our financial statements may be materially misstated, investors may lose confidence in the accuracy and completeness of our financial reports and we may be unable to timely produce our financial reports. Any of the foregoing could negatively affect the market price of our common stock, perhaps significantly. In addition, we could become subject to investigations by any stock exchange on which our securities are listed, the SEC or other regulatory authorities, or litigation or disputes with stockholders, which could require additional financial and management resources and result in more costly directors’ and officers’ insurance, which could have an adverse impact on our business.

The failure to effectively recruit, retain and develop qualified personnel and implement effective succession processes could adversely affect our success and could have a material adverse effect on our business, financial condition and results of operations.

Our business functions are complex and require wide-ranging expertise and intellectual capital. If we fail to recruit, retain and develop personnel who can provide the needed expertise across the entire spectrum of our expertise and intellectual capital needs, then the ability of our business to successfully compete and grow may be adversely affected. The market for qualified personnel is highly competitive and we have experienced labor availability issues in several of our facilities. This shortage of labor has resulted, and may continue to result, in increased compensation and recruiting expenses which could have a material adverse effect on our profitability, particularly if we are unable to pass all of such expenses on to our customers or are limited in our ability to find suitable workers. In addition, the loss of key personnel without adequate succession plans in place may cause a failure to maintain continuity in key business functions. We may not succeed in recruiting sufficient personnel to support our production needs, may fail to effectively replace current personnel who depart with qualified or effective successors, or may not succeed in transitioning from temporary to permanent labor at certain facilities. Personnel shortages have resulted, and may continue to result, in extended production lead times and difficulty in meeting customers’ delivery expectations, which could result in the loss of customers and damage to our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

The COVID-19 pandemic has also significantly increased economic and customer demand uncertainty and has caused inflationary pressure in the U.S. and elsewhere as well as supply-chain disruptions. Economic uncertainties could continue to adversely affect the financial condition and credit risk of our customers as well as customer demand for the Company’s products and services, particularly if credit card issuers reduce credit limits, close accounts and become more selective in determining to whom they issue credit cards as a result thereof. A prolonged economic contraction or recession may also result in our customers seeking to reduce their costs and expenditures, which could result in lower demand for our products or a shift to demand for lower margin products. If our sales decline, or if such lost sales are not recoverable in the future, our business and results of operations will be significantly adversely affected.

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

Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, including the operation of complex IT systems and production equipment. In addition, a significant portion of the communication between our employees, customers, and suppliers depends on our IT systems. The reliability of our IT infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs, are critical to our business.

In order to serve our customers and operate certain aspects of our business, we depend on data centers and computing infrastructure that is both our own as well as provided by third party vendors. To the extent applications and data used in our business are hosted by third party vendors at their facilities, we do not control the operation of such facilities or in some cases the hardware and infrastructure within them. Any disruption of, interference at, or inability to keep up with our needs for capacity by our third-party data centers or hosted infrastructure partners could interrupt our business operations. In addition, any problems faced by our third-party data center operations or hosted infrastructure partners with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our ability to service our customers also largely depends on the efficient and uninterrupted operation of our own computer information systems and complex production equipment, much of which relies on computer operating systems, residing at our leased facilities. The proper functioning of such systems can be adversely affected by the increasing age and usage of such systems, among other things. Any interruption in our business applications, systems or networks, including, but not limited to, new system implementations, server downtime, failure to upgrade or patch software, facility issues, natural disasters or energy blackouts, could have a material adverse impact on our operations, sales and operating results. Additionally, we have a limited number of employees with the expertise required to operate such internal applications, systems and networks as well as remediate them in the event of a failure, and thus the attrition of such employees could result in our inability to quickly and effectively resolve future IT issues that may arise.

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

Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, including the operation of complex IT systems and production equipment. In addition, a significant portion of the communication between our employees, customers, and suppliers depends on our IT systems. The reliability of our IT infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs, are critical to our business.

In order to serve our customers and operate certain aspects of our business, we depend on data centers and computing infrastructure that is both our own as well as provided by third party vendors. To the extent applications and data used in our business are hosted by third party vendors at their facilities, we do not control the operation of such facilities or in some cases the hardware and infrastructure within them. Any disruption of, interference at, or inability to keep up with our needs for capacity by our third-party data centers or hosted infrastructure partners could interrupt our business operations. In addition, any problems faced by our third-party data center operations or hosted infrastructure partners with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our ability to service our customers also largely depends on the efficient and uninterrupted operation of our own computer information systems and complex production equipment, much of which relies on computer operating systems, residing at our leased facilities. The proper functioning of such systems can be adversely affected by the increasing age and usage of such systems, among other things. Any interruption in our business applications, systems or networks, including, but not limited to, new system implementations, server downtime, failure to upgrade or patch software, facility issues, natural disasters or energy blackouts, could have a material adverse impact on our operations, sales and operating results. Additionally, we have a limited number of employees with the expertise required to operate such internal applications, systems and networks as well as remediate them in the event of a failure, and thus the attrition of such employees could result in our inability to quickly and effectively resolve future IT issues that may arise.

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

A significant amount of certain specialized production capacity is also concentrated in single-site locations. Due to the specialized nature of the assets used in the production process at each location, in the event a particular facility experiences disruption, it may not be possible to find replacement capacity quickly or substitute production from our other facilities. Accordingly, disruption at a single-site production operation could significantly impact our ability to supply our customers and could have a severe impact on us.

Additionally, all of our production facilities are currently leased, and we are subject to risks associated with our current and future real estate leases for such facilities. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, we may be unable to find replacement locations with adequate capacity for our unique equipment and both current and future operational needs, and we may experience disruption or significant cost in relocating, any of which could have an adverse effect on our operations, customer relationships and financial performance.

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

There is an increasing focus from certain investors, regulators, customers and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in the Company if they believe our practices relating to ESG are inadequate, which may hinder the Company’s access to capital. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. In addition to the topics typically considered in such assessments, for businesses in the card production industry, issues of emissions and plastic waste are of particular importance. For example, increased attention to conservation measures and negative consumer attitudes about plastic products or other components in our products could have an adverse impact on demand for our products, which could adversely impact our business and results of operations.

There have also been changing consumer concerns and perceptions (whether accurate or inaccurate) regarding the potentially adverse environmental effects of substances present in certain consumer products, including substances and components the Company uses in its products, including PVC plastic. Potential consumer concerns may also extend to the sourcing of certain materials and labor and other conditions in those locations. We may be unable to produce or procure our products in conformity with these preferences and concerns, or doing so may require significant research and development costs as well as increased costs associated with procuring alternative raw materials and components. We also may need to make changes to our operations that could require additional capital expenditures. This would adversely affect our financial condition, results of operations and cash flows.

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

There is continuing concern from members of the scientific community and the general public that emissions of greenhouse gases (“GHG”) and other human activities have caused or will cause significant changes in weather patterns and increase the frequency and severity of extreme weather events, including, without limitation, droughts, wildfires, hurricanes and flooding. Extreme weather events have and may continue to adversely affect us because of their impact on the availability and cost of raw materials and components we need to produce our products and that we source from locations in the United States and internationally that have experienced and may continue to experience such events. In addition, extreme weather events could have an adverse impact on, among other things, our customers’ demand for our products and services due to impacts of such events on them as well as decreased consumer demand and spending power as a result of such events, and also on our insurance premiums, operating costs and ability to timely fulfill customer orders in the event of damage or disruption to one of our facilities resulting from such an event.

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

We also face risks related to open source software. Certain of our software is derived from open source software, which is generally made available to the public by its authors and/or other third parties. Open source software is often made available under licenses, which impose certain obligations in the event we distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works on terms different from those customarily used to protect our intellectual property and we may incur additional costs to the extent we use open source software that is subject to licensing. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open source software. Despite these restrictions, parties may combine our proprietary software with open source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software. Usage of open source software can lead to greater risks than the use of third party commercial software, as open source licensors generally do not provide warranties, controls on the origin or development of the software or remedies against the licensors. Many of the risks associated with open source software cannot be eliminated and could have a material adverse effect on our business, financial condition and results of operations.

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

We may become subject to additional tax collection obligations, claims for uncollected amounts, and assessments from unclaimed property audits, new U.S. tax legislation could expose us to additional liabilities and our income tax positions or unclaimed property practices may be challenged by relevant authorities, all of which could adversely affect our cash flows and financial results.

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

We are also subject to unclaimed property (escheat) laws in various states which require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We are subject to audit by individual U.S. states with regard to our escheatment practices. Such audits may cause us to incur significant costs related to outside professional fees and divert management’s time away from business operations. Additionally, we may be subject to assessments, penalties or fines that could adversely affect our financial results. The legislation and regulations related to tax and unclaimed property matters tend to be complex and subject to varying interpretations by both government authorities and taxpayers.

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

Our long-lived assets recorded as of December 31, 2022 include $57.2 million of plant, equipment, leasehold improvements and operating lease right-of-use assets, $18.0 million of net intangible assets, and $47.2 million of goodwill.

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

Some of our competitors have larger global customer bases and significantly greater financial, sales and marketing, production, distribution, technical and other capabilities than we do. These competitors may be able to adapt more quickly to new technological requirements and changes in customer and/or regulatory requirements to leverage their scale to lower production costs and prices, and utilize their global footprint to win certain customers with card needs in multiple markets and by producing cards in lower cost geographies. In addition, some competitors are non-public companies, and are therefore not subject to the public company requirements and related expenses that we are. We also face competition from newly established competitors, suppliers of products and customers who choose to develop their own products and services.

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

Most of our microchips, as well as certain other raw materials used in our products, are imported from suppliers located outside of the United States, including some with operations in China, Taiwan, Thailand or Haiti. We have experienced and may continue to experience delays and interruptions in our ability to obtain materials imported into the United States due to global economic downturns and trade disruptions, including related to the COVID-19 pandemic. We may also experience such delays and interruptions in our supply chain due to political instability, civil unrest or war in countries from which we directly or indirectly source raw materials and components used in our products. Additionally, the U.S. government has imposed tariffs on imports from certain countries, including countries in which our suppliers are located, and may impose further tariffs and/or trade restrictions. The future status of certain existing international trade agreements to which the United States is party is also uncertain, and such trade agreements could be terminated or replaced. Any of these factors could depress economic activity, restrict our access to suppliers and have a material adverse effect on our business, financial condition and results of operations.

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

In early 2022, Russian forces launched significant military action against Ukraine, and the region has since experienced sustained conflict and disruption, which may continue in 2023 and beyond. Governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. These actions and the broader Russia-Ukraine conflict have not had a material impact on the Company's financial condition or results of operations; however, the continuation or escalation of geopolitical tensions or military action related to the conflict and the imposition of additional economic sanctions could continue to adversely affect the global economy and financial markets, disrupt trade and accelerate inflationary pressures, among other things, which could negatively affect the demand for our products and further intensify problems in the global supply chain. Although we have no operations in Russia or Ukraine, we believe we have experienced shortages in raw materials and increased costs for transportation and energy due in part to the negative impact of the Russia-Ukraine conflict on the global economy, which impacts may persist or worsen as the conflict continues or escalates. The conflict also increases the risk of retaliatory acts from Russia impacting U.S. companies, which may include disruptions to our or our customers’ or suppliers’ technology infrastructure, including through cyberattack, ransom attack or cyber-intrusion. The extent and duration of the military action, sanctions and resulting market and economic disruptions are impossible to predict but could be substantial.

Current and prospective regulations, changes in our product offerings and customer contractual requirements addressing consumer privacy and data use and security could increase our costs of operations, which could adversely affect our operations, results of operations and financial condition.

In operating a Financial Payment Card business, we manage large amounts of personally identifiable information of cardholders, including cardholder names, account numbers, healthcare provider names and health savings account numbers, and similar information and are thus subject to laws and requirements relating to data privacy and security, which continue to evolve and may become increasingly difficult to comply with. For example, the California Consumer Privacy Act and the California Privacy Rights Act generally require companies like ours, which process consumer personal information on behalf of their customers, to use, retain or disclose consumer personal information solely for certain limited purposes, including to provide services to our customers according to the terms of our customer contracts. Other states have enacted similar data privacy laws and regulations and/or amended their existing data privacy laws and regulations. Furthermore, to the extent these laws apply to our customers, our customers have imposed, and may continue to impose additional, privacy related contractual obligations on us, adherence to which may require additional investment in resources and internal processes. Additionally, as we continue to innovate our products and services offerings and expand into new lines of business and as the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we have and may continue to become subject to additional data privacy and security legal requirements and regulations such as HIPAA. New products and services we develop may also require that we obtain and retain more personally identifiable information for a longer period of time than we have done historically. We have incurred significant expenses to meet the obligations of current privacy-related laws and requirements, and we expect to continue to incur these as well as additional expenses if we become subject to additional privacy-related laws and regulations, which will continue to necessitate us making changes to our internal processes, procedures and systems. Failure to comply with existing or future data privacy and security laws, regulations and requirements to which we are or become subject could result in fines, sanctions, penalties, civil lawsuits or other adverse consequences as well as loss of customer and consumer confidence, which could materially adversely affect our results of operations, overall business and reputation. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to increased program costs, liability and reputational damage.

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

Many of our customers issue their cards on the networks of the Payment Card Brands that are subject to the standards of the PCI Security Standards Council or other standards and criteria relating to service providers’ and producers’ facilities, products and physical and logical security which we must satisfy in order to be eligible to supply products and services to such customers. Most of our contractual arrangements with our customers may be terminated, or customers may cease doing business with us, if we fail to comply with these standards and criteria.

We make significant investments in our network of high-security facilities in order to meet these standards and criteria, including investments required to satisfy changes adopted from time to time in their respective standards and criteria. Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have constituted in the past an important part of our revenue and profitability. For the year ended December 31, 2022, the vast majority of the products we produced and services we provided were subject to compliance with the standards of one or more of the Payment Card Brands. If we were to lose compliance with one or more of the standards of the Payment Card Brands or of the PCI Security Standards Council for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the networks of the Payment Card Brands. Additionally, certain of our facilities operate under variances of certain of these standards. If such variances are not granted in the future or if we are required to move or alter a facility in order to maintain compliance, we may incur significant costs and delays, or may lose our ability to offer services in that facility, which would be disruptive to our business and have an adverse effect on our customer relationships and financial results. If, as a result of noncompliance with standards of the PCI Security Standards Council or other standards of the Payment Card Brands, we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

The increasing concern over climate change has resulted in a broad range of proposed and promulgated federal, state and local regulations aimed at mitigating the effects of climate change, including regulating emission of carbon dioxide, methane and other GHG emissions, mandating recycling of plastic materials, imposing energy or carbon or other waste taxes and effectuating other governmental charges and mandates. Because we use materials in many of our products and engage in production processes that may be the subject of certain of these regulations, if enacted, such regulations could result in additional costs and adverse effects on our business in the form of (i) additional taxes, (ii) potential fines for noncompliance, (iii) restrictions on output, (iv) additional expenditures to either purchase new, or modify existing, equipment or processes, (v) required acquisition or trading of emission allowances and/or (vi) increased costs in the price of energy and/or in procuring alternative or additional raw materials from our suppliers.

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

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital), own approximately 58% of our common stock, in the aggregate, as of December 31, 2022. Continuation of this concentrated ownership could result in a limited amount of shares being available to be traded in the market, resulting in reduced liquidity. Additionally, the price of our common stock has experienced volatility due to the limited number of shares available to trade on the open market.

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

Our business and operations could be negatively affected by stockholder activism and securities litigation.

Stockholder activism, which could take many forms or arise in a variety of situations, has become increasingly prevalent in recent years. On February 24, 2023, Steamboat Capital Partners Master Fund, LP (“Steamboat”) delivered a notice to us indicating its intent to nominate its managing member as a director candidate to stand for election as a director at our 2023 annual meeting of stockholders, which was preceded by criticisms publicly expressed by an affiliate Steamboat regarding the Company’s strategic direction, capital allocation priorities and corporate governance. The Company is evaluating this purported nomination. An affiliate of Steamboat has criticized us, and we could face criticism from others, for risks associated with Parallel49 Equity’s controlling ownership interest in the Company. We could become more prone to stockholder activist demands in the event Parallel49 Equity reduces its ownership in the Company. Additionally, we have in the past been subject to securities litigation following volatility in the price of our common stock, and may again be subject to securities litigation, including as a result of the volatility in the price of our common stock, related to stockholder activism, or otherwise.

Stockholder activism, including potential proxy contests and advance stockholder proposals, and securities litigation could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. Additionally, stockholder activism or securities litigation could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and make it more difficult to attract and retain qualified personnel. These matters could also hinder the execution of our business and growth strategies or constrain our capital deployment opportunities. Further, the price of our common stock could be subject to significant fluctuation or otherwise be adversely affected. Any adverse determination in litigation could also subject us to significant liabilities.

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

Item 3. Legal Proceedings

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, has filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests. The current proceedings in the patent office are scheduled to run through September 2023. Should the patents survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably.

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

Market

Our common stock trades on the Nasdaq Global Market under the symbol “PMTS”.

Holders

There were twenty-five stockholders of record as of March 1, 2023. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

We do not currently expect that any cash or other dividends will be paid to holders of our common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s board of directors.

Repurchases

There were no shares repurchased during the years ended December 31, 2022, and 2021.

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

We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card solutions market through more than 20 years of experience.

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

We serve our customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the Payment Card Industry Security Standards Council (the “PCI Security Standards Council”) by one or more of the Payment Card Brands. Many of our customers require us to comply with PCI Security Standards Council requirements that relate to the provision of our products and services. Our network of high-security production facilities allows us to optimize our solutions offerings and to serve the needs of our diverse customer base.

Driven by a combination of our strong relationships, quality, technology, and innovation, we believe we have strong positions in the following markets:

●	the U.S. prepaid debit market, including the largest U.S. Prepaid Debit Card program managers;
●	the U.S. small to mid-sized financial institutions market, which includes independent community banks and credit unions;
●	the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers; and
●	the U.S. fintech market, where we produce and personalize Financial Payment Cards for financial technology companies.

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and may negatively influence our financial and operating results:

●	We have experienced, and expect to continue to experience, labor availability issues, particularly in the Company’s production facilities. In the year ended December 31, 2022, the Company incurred increased employee compensation and recruiting expenses in Cost of Sales and Operating Expenses, which we expect to continue throughout 2023 and beyond as the Company continues to actively recruit additional employees and is affected by inflationary pressure. Also as a result of labor shortages and supply-chain constraints, as described below, the Company has experienced extended production lead times in some areas of the business and difficulty meeting some customers’ delivery expectations. We continue to proactively monitor, assess and take steps to minimize disruptions and delays in production and are seeing improvements; however, disruptions and delays that have previously caused the Company to lose or delay customer opportunities could reoccur again or worsen in 2023 and beyond.

●	We have experienced, and continue to experience, inflationary pressure in our supply chain, as well as delays and difficulties in sourcing key materials and components needed for our products. Although we are seeing improvements in certain areas, such issues as well as other factors such as staffing challenges, have continued to strain the global supply chain network, which has resulted in increased costs of certain raw materials and components, increased shipping costs, freight and logistics delays, longer lead times, shortages of raw materials we use in our products, such as the on-going global microchip shortage, and unpredictability. Certain of our suppliers have also required us to place orders that commit us to purchase goods a year or more in advance of our anticipated production need, which is a significant change from the historical practice of placing purchase orders for delivery within weeks of the anticipated production need. While we are taking actions to limit the impact of the dynamics described above, including compiling buffer stock, we expect to experience supply-chain impacts on our business which may impact our ability to meet customer demand in future periods. We also believe some of our customers may have anticipated, or may anticipate in the future, supply-chain-related delays and correspondingly have increased, or may seek to increase, their own inventory of the Company’s products on hand which has resulted and may result in less demand for our products in the future. Also, geopolitical uncertainties associated with the ongoing Russia and Ukraine conflict, as well as COVID-19 impacts in China, have created additional supply-chain disruptions on a macro-economic level. Such events may further compound the Company’s supply-chain challenges. Additionally, certain microchip producers have limited the types of microchips that they produce, which will affect our ability to continue to provide lower-cost contact microchips for certain of our customers. This could cause us and affected customers to migrate to more expensive microchip options or to contactless cards at a faster pace than expected, which may be disruptive for the Company and affected customers. While we may be able to pass on some of our increased labor and material costs to our customers, cost inflation has increased at a faster pace than anticipated, and we expect these factors will impact profitability throughout 2023 and beyond. In addition, given that raw materials inventory is recognized on a first-in, first-out basis, we expect the impact of increasing raw materials costs to be realized into our statement of operations throughout 2023 and possibly beyond.
●	Our Second Wave® payment cards feature a core made with recovered ocean-bound plastic (“ROBP”), which we historically have sourced from Haiti and processed using single-source suppliers. Due to political instability and other factors as well as the supply-chain constraints described above, we have faced challenges in obtaining consistent supply of ROBP from Haiti. We recently began sourcing ROBP from Thailand, and the supply chain for this material includes single-source suppliers similar to the materials sourced from Haiti. We have tested this material and believe that cards that incorporate the material meet or exceed applicable quality standards, and we believe we will be able to procure sufficient supply from this new source country. However, if we encounter production challenges with this material or are unable to obtain adequate or consistent supply from the source country, we may not have sufficient supply of ROBP to meet customer demand for our Second Wave cards. The Company continues to actively monitor and manage its supply chain, including compiling buffer stock of materials and evaluating alternative suppliers and sources for ROBP, but it is uncertain how issues in Haiti and other factors in the ROBP supply chain will affect our ability to continue obtaining sufficient ROBP. Additionally, alternative suppliers of ROBP in other source countries may be constrained by local or global geopolitical challenges, instability and unpredictability, and we may be subject to increased shipping and materials costs, which we may not be able to pass through to our customers.
●	The Company has been classified as an accelerated filer since 2021 with respect to SEC regulations and filing requirements. As a result, our annual assessment of the effectiveness of our internal control over financial reporting must be audited by our external audit firm in compliance with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”). Continued compliance with this requirement has significantly increased our compensation expense, professional fees and other administrative costs during the years ended December 31, 2022 and 2021. We expect certain of these increased costs to continue throughout 2023 and beyond as we continue to maintain compliance.

COVID-19 Update

The COVID-19 pandemic and associated counteracting measures implemented by governments and businesses around the world have impacted, and continue to impact, economies and societies globally, including the locations where we, our customers and our suppliers conduct business. We believe the global impacts from COVID-19, along with other macro-economic factors, have contributed to, among other things certain adverse effects on our supply chain, production lead times, labor availability, employee absenteeism and other costs. Though we have implemented measures to attempt to mitigate the impacts of the challenges described above, we believe that such impacts, and the associated costs, may continue throughout 2023 and beyond. The long-term implications of COVID-19 on our results of operations and overall financial performance remain uncertain. We continue to monitor global developments concerning COVID-19 to anticipate issues that may impact our business and take any necessary action.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. We deferred employer social security payments in 2020 in accordance with the CARES Act, and the first installment repayment was made in the fourth quarter of 2021 and the second and final installment repayment was made in the fourth quarter of 2022.

Segment Overview

Our business consists of the following reportable segments:

●	Debit and Credit;
●	Prepaid Debit; and
●	Other.

Debit and Credit Segment

Our Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services for card-issuing financial institutions and fintechs primarily in the United States. Products produced by this segment primarily include EMV® and non-EMV Financial Payment Cards, including contact and contactless (dual-interface) cards and plastic and encased metal cards, and Second Wave payment cards featuring a core made with ROBP, and other private label credit cards that are not issued on the networks of the Payment Cards Brands. We also sell Card@Once® printers and related supplies as part of our proprietary and patented instant card issuance system. Services provided include a variety of integrated card services, including card personalization and fulfillment services. We also provide print-on-demand services, where we produce images, personalized payment cards and related collateral on a one-by-one, on-demand basis for our customers, as well as our Card@Once software-as-a-service (SaaS) solution. The Debit and Credit segment operations are each audited for compliance by one or more of the Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council.

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

Net Sales

Net sales reflect our revenue generated from the sale of products and services. Product net sales include the design and production of Financial Payment Cards, including contact and contactless cards, which includes our eco-focused cards. Contactless EMV cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards. We also generate product revenue from the sale of our Card@Once instant issuance system and consumables, private label credit cards and retail gift cards. Services net sales include revenue from the personalization and fulfillment of Financial Payment Cards, including print-on-demand services, tamper-evident security packaging, fulfillment services and SaaS personalization of instant issuance Financial Payment cards. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2 “Summary of Significant Accounting Policies” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates—Revenue Recognition” in this Annual Report on Form 10-K for further information and timing of revenue recognition for net sales. We include gross shipping and handling revenue in net sales.

Cost of Sales

Cost of sales includes the direct and indirect costs of the products we sell and the services that we provide. Product costs include the cost of raw materials, including microchips and antennas for contactless EMV cards, labor costs, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Product costs also include Card@Once instant issuance printer costs. Services costs include the cost of labor, raw materials in the case of tamper-evident security packaging, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, promotional activity, and employee relations. We include the costs of shipping and handling related to customer sales in cost of sales.

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

Other Expense, net

Other expense, net consists primarily of interest expense and other non-operating items.

Income Tax Expense

Income tax expense consists of our federal and state income taxes at statutory rates, including the impact of other items such as valuation allowances, tax credits, permanent items, and foreign taxes.

Net Income

Net income consists of our income from operations, less other expense, net, and income taxes.

Results of Operations

Year Ended December 31, 2022 Compared With Year Ended December 31, 2021

The table below presents our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Net sales:
Products	$281,190	$199,586	$81,604	40.9%
Services	194,555	175,533	19,022	10.8%
Total net sales	475,745	375,119	100,626	26.8%
Cost of sales	299,978	233,693	66,285	28.4%
Gross profit	175,767	141,426	34,341	24.3%
Operating expenses	96,637	81,962	14,675	17.9%
Income from operations	79,130	59,464	19,666	33.1%
Other expense, net:
Interest, net	(29,616)	(30,608)	992	(3.2)%
Other (expense) income, net	107	14	93	*
Loss on debt extinguishment	(474)	(5,048)	4,574	*
Income before taxes	49,147	23,822	25,325	*
Income tax expense	(12,607)	(7,881)	(4,726)	*
Net income	$36,540	$15,941	$20,599	129.2%
* Not meaningful

Net Sales:

	Year Ended December 31,
	2022	2021	$ Change	% Change

	(dollars in thousands)
Net sales by segment:
Debit and Credit	$390,559	$296,204	$94,355	31.9%
Prepaid Debit	86,136	79,213	6,923	8.7%
Eliminations	(950)	(298)	(652)	*
Total	$475,745	$375,119	$100,626	26.8%

Debit and Credit:

Net sales for Debit and Credit increased $94.4 million, or 31.9%, for the year ended December 31, 2022 compared to the prior year. Products net sales increased primarily due to increased volumes from existing customers, including the acquisition of new portfolios by an existing customer and the transition to eco-focused and other contactless cards, and higher Card@Once instant issuance sales. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only EMV cards. Services net sales increased due to growth from our print-on-demand solution and card personalization services, as well as higher Card@Once services.

Prepaid Debit:

Net sales for Prepaid Debit increased $6.9 million, or 8.7%, for the year ended December 31, 2022 compared to the prior year, due to new customer acquisitions, overall higher volumes from our existing customer base, and the benefit from price increases.

Gross Profit and Gross Margin:

	Year Ended December 31,
		% of		% of
	2022	net sales	2021	net sales	$ Change	% Change

	(dollars in thousands)
Gross profit by segment:
Debit and Credit	$144,214	36.9%	$110,006	37.1%	$34,208	31.1%
Prepaid Debit	31,553	36.6%	31,420	39.7%	133	0.4%
Total	$175,767	36.9%	$141,426	37.7%	$34,341	24.3%

Debit and Credit:

Gross profit for Debit and Credit increased $34.2 million, or 31.1%, for the year ended December 31, 2022 compared to the prior year, primarily due to the net sales increase described above, partially offset by the inflationary impact on production costs. Gross profit margin decreased to 36.9% during the year ended December 31, 2022, compared to 37.1% in the prior year, primarily due to higher production costs, primarily materials, partially offset by operating leverage from higher sales, including the benefit of price increases.

Prepaid Debit:

Gross profit for Prepaid Debit increased $0.1 million, or 0.4%, for the year ended December 31, 2022 compared to the prior year, primarily due to the net sales increase described above, partially offset by the inflationary impact on production costs. Gross profit margin for Prepaid Debit decreased to 36.6% for the year ended December 31, 2022 compared to 39.7% in the prior year, primarily due to higher production costs, primarily materials, partially offset by operating leverage from higher sales, including the benefit of price increases.

Operating Expenses:

	Year Ended December 31,
		% of		% of
	2022	net sales	2021	net sales	$ Change	% Change

	(dollars in thousands)
Operating expenses by segment:
Debit and Credit	$34,169	8.7%	$30,537	10.3%	$3,632	11.9%
Prepaid Debit	5,976	6.9%	4,510	5.7%	1,466	32.5%
Other	56,492	*	46,915	*	9,577	20.4%
Total	$96,637	20.3%	$81,962	21.8%	$14,675	17.9%

Debit and Credit:

Debit and Credit operating expenses increased $3.6 million, or 11.9%, for the year ended December 31, 2022 compared to the prior year, primarily due to a $1.3 million increase in selling and compensation expenses and a $1.0 million increase in professional services fees.

Prepaid Debit:

Prepaid Debit operating expenses increased $1.5 million, or 32.5%, for the year ended December 31, 2022 compared to the prior year, primarily due to increased selling expenses.

Other:

Other operating expenses increased $9.6 million, or 20.4%, for the year ended December 31, 2022 compared to the prior year, primarily due to a $7.2 million increase in compensation expenses as a result of increased employee headcount and higher salaries and $2.2 million of increased stock compensation, and a $2.4 million increase in professional services fees, including costs related to compliance with the Sarbanes-Oxley Act.

Income from Operations and Operating Margin:

	Year Ended December 31,
		% of		% of
	2022	net sales	2021	net sales	$ Change	% Change

	(dollars in thousands)
Income from operations by segment:
Debit and Credit	$110,045	28.2%	$79,469	26.8%	$30,576	38.5%
Prepaid Debit	25,577	29.7%	26,910	34.0%	(1,333)	(5.0)%
Other	(56,492)	*	(46,915)	*	(9,577)	(20.4)%
Total	$79,130	16.6%	$59,464	15.9%	$19,666	33.1%

Debit and Credit:

Income from operations for Debit and Credit increased $30.6 million, or 38.5%, for the year ended December 31, 2022 compared to the prior year, primarily due to higher net sales, partially offset by increased production costs and operating expenses. Operating margins increased to 28.2% for the year ended December 31, 2022 compared to 26.8% in the prior year, primarily due to operating leverage from higher net sales, partially offset by higher production costs, primarily materials.

Prepaid Debit:

Income from operations for Prepaid Debit decreased $1.3 million, or 5.0%, for the year ended December 31, 2022 compared to the prior year, primarily due to increased production costs and operating expenses, partially offset by higher sales. Operating margin decreased to 29.7% for the year ended December 31, 2022 compared to 34.0% in the prior year, primarily due to the factors discussed above.

Other:

The loss from operations in Other increased $9.6 million, or 20.4%, for the year ended December 31, 2022 compared to the prior year due to the factors described above under “Operating Expenses.”

Interest, net:

Interest expense decreased to $29.6 million for the year ended December 31, 2022 from $30.6 million in the prior year. Interest expense was higher in 2021 primarily due to $2.6 million of “make-whole” interest premium paid in connection with the termination of our $30.0 million senior credit agreement (the “Senior Credit Facility”) on March 15, 2021. The decrease in interest expense due to the “make-whole” interest premium was partially offset by higher average interest rates on our borrowings during the year ended December 31, 2022, net premium paid of $0.5 million relating to the early retirement of the 8.625% Senior Secured Notes due 2026 (the “Senior Notes”), and interest income received of approximately $0.4 million in 2021 related to income tax refunds.

Loss on Debt Extinguishment:

During the year ended December 31, 2022, we recorded a $0.5 million loss on debt extinguishment relating to the $25.0 million early retirement of the Senior Notes, as we expensed the associated portion of the unamortized deferred financing costs.

During the year ended December 31, 2021, we recorded a $5.0 million loss on debt extinguishment relating to the termination of both our previous Senior Credit Facility and First Lien Term Loan as we expensed the unamortized deferred financing costs and debt discount. This was completed in connection with the issuance of the Senior Notes and entry into our new asset-based, senior secured revolving credit facility (the “ABL Revolver”) on March 15, 2021.

Income Tax Expense:

Our effective tax rate on pre-tax income was 25.7% and 33.1% for the years ended December 31, 2022 and 2021, respectively. The decrease in our effective tax rate for the year ended December 31, 2022 compared to the prior year was primarily due to a decrease in unrecognized tax benefits due to the lapse of statute of limitations and favorable settlements with state tax authorities.

Net Income:

Net income for the year ended December 31, 2022 was $36.5 million, compared to net income of $15.9 million in the prior year. The increase was primarily due to higher gross profit and a decrease in other expenses due to the impact of debt refinancing costs incurred in the 2021 first quarter, partially offset by increased operating expenses and income tax expense.

Liquidity and Capital Resources

At December 31, 2022, we had $11.0 million of cash and cash equivalents.

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

On March 15, 2021, we entered into a credit agreement with Wells Fargo Bank, National Association providing for an ABL Revolver of up to $50.0 million. On March 3, 2022, we entered into Amendment No. 1 to Credit Agreement, which amended the ABL Revolver, to among other things, increased the available borrowing capacity to $75.0 million, increased the uncommitted accordion feature to $25.0 million and revised the interest rate provisions to replace the LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, we entered into Amendment No. 2 to the Credit Agreement, which amended the ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory.

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. We may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. Through March 31, 2023, the applicable interest rate margin ranges from 1.50% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the ABL Revolver commitment accrues a monthly unused line fee, 0.50% per annum through March 31, 2023, times the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month. The interest rate margin and unused line fee percentage changes, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused commitment fee).

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

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of the related indenture, with any required payments to be made after the issuance of the Company’s annual financial statements. No such payment was required based on the Company’s 2022 operating results.

On March 11, 2022, we used the available borrowing capacity under the ABL Revolver to fund the redemption of $20.0 million aggregate principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon to the redemption date.

On December 28, 2022 the Company used cash on hand to fund the purchase of $5.0 million aggregate principal amount of the Senior Notes at a purchase price equal to 98.75% of the principal amount thereof plus accrued and unpaid interest thereon to the purchase date.

As of December 31, 2022, the Company had $285.0 million aggregate principal amount outstanding on the Senior Notes and $5.0 million in ABL Revolver borrowings outstanding, plus accrued and unpaid interest.

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

Operating Activities

Cash provided by operating activities for the year ended December 31, 2022 was $31.3 million compared to cash provided by operating activities of $20.2 million for the year ended December 31, 2021. Cash generated from earnings for the year ended December 31, 2022 was partially offset by working capital increases, including an increase in accounts receivable of $19.7 million due to higher net sales and an increase in inventories of $10.7 million to help mitigate supply-chain constraints. Cash provided by operating activities during the year ended December 31, 2021 benefited from the collection of $9.8 million of income tax refunds.

Investing Activities

Cash used in investing activities for the year ended December 31, 2022 was $17.8 million, compared to $9.9 million during the year ended December 31, 2021. Cash used in investing activities was related primarily to capital expenditures, including investments to support the business, such as machinery and information technology equipment.

As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $9.1 million during the year ended December 31, 2022, compared to $1.9 million during the year ended December 31, 2021.

Financing Activities

During the year ended December 31, 2022, cash used in financing activities was $23.2 million. We retired $24.9 million aggregate principal amount of Senior Notes in 2022, net of discount, paid $3.4 million of principal on financing leases, and received $2.1 million under financing leases during the year ended December 31, 2022. Net proceeds from the ABL Revolver were $5.0 million. We also paid $0.9 million in debt related costs.

During the year ended December 31, 2021, cash used in financing activities was $47.2 million. Proceeds from the Senior Notes and ABL Revolver, net of discount, were $310.0 million and $14.8 million, respectively. We paid $9.5 million of debt issuance costs and $2.7 million of debt extinguishment costs, which included an early termination “make-whole” interest premium of $2.6 million on the Senior Credit Facility. We used proceeds from the Senior Notes and initial borrowings under the ABL Revolver, plus cash on hand, to pay in full and terminate the Senior Credit Facility balance of $30.0 million and the First Lien Term Loan balance of $304.7 million on March 15, 2021. Prior to the termination of the First Lien Term Loan, we paid an excess free cash flow balance of $7.8 million pursuant to the terms of the Senior Credit Facility and First Lien Term Loan. We paid $2.2 million of principal on financing leases during the year ended December 31, 2021.

During the second quarter of 2021, we used $15.0 million of cash on hand to pay down the ABL Revolver to zero and had no borrowings outstanding thereunder as of December 31, 2021.

Working Capital

Our working capital as of December 31, 2022 was $99.6 million, compared to $80.9 million as of December 31, 2021. The increase in our working capital during the year ended December 31, 2022 was primarily due to an increase in accounts receivable of $19.6 million and increased inventories of $10.4 million, partially offset by a decrease in cash of $9.6 million as described above. Our working capital needs are typically highest in the first and third quarters due to the timing of payments for employee incentives and interest on outstanding borrowings. The majority of our interest payments are due in the first and third quarters.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of December 31, 2022, the total projected principal and interest payments on our borrowings were $377.4 million, primarily related to the Senior Notes, of which $25.2 million of interest is expected to be paid in the next 12 months. The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2026, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the ABL Revolver, no early redemptions of principal on the Senior Notes, no early voluntary or required repayment of the borrowings under the ABL Revolver within the next twelve months, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early or refinance all or a portion of our borrowings in future periods.

Leases

We lease real property for production and services, in addition to equipment. Refer to Part II, Item 8, Financial Statements and Supplemental Data, Note 9, “Financing and Operating Leases” for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2022, we had approximately $221.7 million of outstanding purchase obligations, of which approximately $94.9 million is expected to be paid in the next 12 months.

Included in the above amounts, during 2022, the Company entered into a capacity reservation agreement with one of the Company’s chip suppliers to reserve production supply capacity due to the current global supply shortage environment. Under the agreement, we agreed to pay certain fees in exchange for the supplier’s commitment to reserve capacity to produce a set quantity of chips from 2023 through 2025, subject to certain conditions, and the Company has committed to purchase those chips. The total value of the minimum non-cancellable commitment is $194.9 million over the term of the agreement, $69.6 million of which is expected to be paid in the next 12 months. In the event that the supplier is unable to deliver the specified quantity of chips, it will be subject to liquidated damages of 10% of the price of any non-delivered products.

Cyclical and Seasonal Nature of Business

Financial Payment Cards are generally influenced by broader cyclical changes in the economy, with economic downturns potentially resulting in decreases in the demand for our products and services and economic upturns potentially resulting in increases in demand. In particular, prolonged economic downturns typically have resulted in significant reductions in the demand for general purpose credit cards due to tightening credit conditions. Our net sales are also influenced by changes in customer behavior such as altering inventory management practices, Financial Payment Card renewal cycles and demand for new products, such as contactless cards. Additionally, we historically have generated higher net sales in the third and fourth quarters of the year, as our sales of Prepaid Debit Card solutions are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and services in anticipation of the holiday season in the United States and timing related to the production of health insurance and health savings account cards.

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

Revenue Recognition

Products Net Sales: “Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, we estimate net sales by taking actual costs incurred and applying historical margins for similar types of contracts. Margins across each business with similar contracts have been relatively consistent and we have not made changes to our methods and assumptions during 2022. Items included in “Products” net sales are produced Financial Payment Cards, including contact-EMV, contactless EMV, Second Wave, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping.

Services Net Sales: Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and SaaS personalization of instant issuance debit and credit cards. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Margins across each business with similar contracts have been relatively consistent and we have not made changes to our methods and assumptions during 2022.

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

During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. The company is required to make estimates regarding future compensation for covered individuals to determine the value of its deferred tax asset related to the future deductibility of executive stock compensation which also requires significant judgment. We also establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company’s valuation allowance recorded as of December 31, 2022 relates primarily to a capital loss realized on the sale of a foreign subsidiary whereby the Company does not anticipate a capital gain in the foreseeable future that would allow for the recognition of the capital loss carryover. In addition, the Company has a partial valuation allowance on certain state interest deduction limitations, which the Company estimates may not be fully utilized. Additionally, other changes to the federal and state tax regulations can lead to variability in allowable deductions, which can impact the Company’s valuation allowance.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

1Non-deductible excess compensation under IRC Section 162(m)

As discussed in Note 11 to the consolidated financial statements, the Company has recorded compensation for certain covered employees in excess of $1.0 million per year. Under Internal Revenue Code (IRC) Section 162(m), the Company is prohibited from deducting for tax purposes compensation in excess of $1.0 million per year for each of these employees. The covered employees are defined as the Chief Executive Officer (CEO), Chief Financial Officer (CFO), and the three next-highest-compensated officers of the Company. The Company considers the impact of the estimated IRC Section 162(m) limitations on the future deductibility of existing temporary differences.

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
March 8, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
CPI Card Group Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited CPI Card Group Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 8, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Denver, Colorado

March 8, 2023

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$11,037	$20,683
Accounts receivable, net	80,583	60,953
Inventories	68,399	58,009
Prepaid expenses and other current assets	7,379	5,522
Income taxes receivable	172	534
Total current assets	167,570	145,701
Plant, equipment, leasehold improvements and operating leases right-of-use assets, net	57,178	47,251
Intangible assets, net	17,988	21,854
Goodwill	47,150	47,150
Other assets	6,780	6,184
Total assets	$296,666	$268,140
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$24,371	$26,443
Accrued expenses	40,070	37,150
Deferred revenue and customer deposits	3,571	1,182
Total current liabilities	68,012	64,775
Long-term debt	285,522	303,626
Deferred income taxes	6,808	5,253
Other long-term liabilities	18,401	15,506
Total liabilities	378,743	389,160
Commitments and contingencies (Note 14)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 11,390,355 and 11,255,466 shares issued and outstanding at December 31, 2022 and 2021, respectively	11	11
Capital deficiency	(108,379)	(110,782)
Accumulated earnings (loss)	26,291	(10,249)
Total stockholders’ deficit	(82,077)	(121,020)
Total liabilities and stockholders' deficit	$296,666	$268,140

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Net sales:
Products	$281,190	$199,586
Services	194,555	175,533
Total net sales	475,745	375,119
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	171,017	121,601
Services (exclusive of depreciation and amortization shown below)	119,930	103,255
Depreciation and amortization	9,031	8,837
Total cost of sales	299,978	233,693
Gross profit	175,767	141,426
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	90,782	75,701
Depreciation and amortization	5,855	6,261
Total operating expenses	96,637	81,962
Income from operations	79,130	59,464
Other expense, net:
Interest, net	(29,616)	(30,608)
Other (expense) income, net	107	14
Loss on debt extinguishment	(474)	(5,048)
Total other expense, net	(29,983)	(35,642)
Income before income taxes	49,147	23,822
Income tax expense	(12,607)	(7,881)
Net income	$36,540	$15,941

Basic and diluted earnings per share:
Basic earnings per share	$3.24	$1.42
Diluted earnings per share	$3.11	$1.36

Basic weighted-average shares outstanding	11,291,202	11,239,049
Diluted weighted-average shares outstanding	11,749,105	11,763,963

Comprehensive income:
Net income	$36,540	$15,941
Total comprehensive income	$36,540	$15,941

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

	Common Stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficiency	earnings (loss)	Deficit
December 31, 2020	11,230,482	$11	$(111,858)	$(26,190)	$(138,037)
Shares issued under stock-based compensation plans	24,984	—	(174)	—	(174)
Stock-based compensation	—	—	1,250	—	1,250
Components of comprehensive income:
Net income	—	—	—	15,941	15,941
December 31, 2021	11,255,466	$11	$(110,782)	$(10,249)	$(121,020)
Shares issued under stock-based compensation plans	134,889	—	(1,076)	—	(1,076)
Stock-based compensation	—	—	3,479	—	3,479
Components of comprehensive income:
Net income	—	—	—	36,540	36,540
December 31, 2022	11,390,355	$11	$(108,379)	$26,291	$(82,077)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities
Net income	$36,540	$15,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,886	15,098
Stock-based compensation expense	3,479	1,250
Amortization of debt issuance costs and debt discount	1,931	2,367
Loss on debt extinguishment	474	5,048
Deferred income taxes	1,555	(2,156)
Other, net	1,094	213
Changes in operating assets and liabilities:
Accounts receivable	(19,745)	(6,361)
Inventories	(10,702)	(33,388)
Prepaid expenses and other assets	(2,700)	(4,062)
Income taxes, net	362	9,977
Accounts payable	(453)	6,582
Accrued expenses and other liabilities	2,226	10,410
Deferred revenue and customer deposits	2,389	(690)
Cash provided by operating activities	31,336	20,229
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(17,867)	(10,074)
Other	95	156
Cash used in investing activities	(17,772)	(9,918)
Financing activities
Principal payments on First Lien Term Loan	—	(312,500)
Principal payments on Senior Credit Facility	—	(30,000)
Principal payments on Senior Notes	(24,938)	—
Principal payments on ABL Revolver	(30,000)	(15,000)
Proceeds from Senior Notes	—	310,000
Proceeds from ABL Revolver, net of discount	35,000	14,750
Debt issuance costs	(262)	(9,452)
Payments on debt extinguishment and other	(1,677)	(2,859)
Proceeds from finance lease financing	2,074	—
Payments on finance lease obligations	(3,360)	(2,171)
Cash used in financing activities	(23,163)	(47,232)
Effect of exchange rates on cash	(47)	1
Net decrease in cash and cash equivalents	(9,646)	(36,920)
Cash and cash equivalents, beginning of period	20,683	57,603
Cash and cash equivalents, end of period	$11,037	$20,683
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$27,714	$22,268
Income taxes paid	$12,584	$9,792
Income taxes (refunded)	$(451)	$(9,846)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$816	$6,932
Financing leases	$9,124	$1,897
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$462	$2,972

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts or as otherwise indicated)

1. Business

CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payment technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. CPI is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which the Company defines as credit, debit and Prepaid Debit Cards issued on the networks of the Payment Card Brands (Visa, Mastercard, American Express and Discover). CPI also offers an instant card issuance solution, which provides customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

CPI serves its customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the PCI Security Standards Council by one or more of the Payment Card Brands. CPI’s network of high-security production facilities allows the Company to optimize its solutions offerings and serve its customers.

The Company’s business consists of the following reportable segments: Debit and Credit, Prepaid Debit and Other. The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing financial institutions primarily in the United States. The Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card program managers primarily in the United States. The Company’s “Other” segment includes corporate expenses.

COVID-19 Update

The COVID-19 pandemic and associated counteracting measures implemented by governments and businesses around the world have impacted, and continue to impact, economies and societies globally, including the locations where CPI, its customers and suppliers conduct business. The Company believes the global impacts from COVID-19, along with other macro-economic factors, have contributed to, among other things certain adverse effects on its supply chain, production lead times, labor availability, employee absenteeism and other costs. Though the Company has implemented measures to attempt to mitigate the impacts of the challenges described above, the Company believes that such impacts, and the associated costs, may continue throughout 2023 and beyond. The long-term implications of COVID-19 on the Company’s results of operations and overall financial performance remain uncertain.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, included provisions relating to refundable payroll tax credits, deferment of employer social security payments, changes in net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. Refer to Note 11, “Income Taxes” for a discussion of the CARES Act income tax impacts on the Company. In addition, we deferred employer social security payments in 2020 in accordance with the CARES Act, and the first installment repayment was made in the fourth quarter of 2021, and the second and final installment repayment was made in the fourth quarter of 2022.

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

	December 31,
	2022	2021
Trade accounts receivable	$68,886	$50,042
Unbilled accounts receivable	11,915	10,997
	80,801	61,039
Less allowance for doubtful accounts	(218)	(86)
	$80,583	$60,953

The Company maintains an allowance for potentially uncollectible accounts receivable based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it is determined collection will not occur. The allowance for bad debt activity for the years ended December 31, 2022 and 2021 is summarized as follows:

Balance as of December 31, 2020	$289
Write-off of uncollectible accounts	(203)
Balance as of December 31, 2021	$86
Bad debt expense	115
Recoveries collected	17
Balance as of December 31, 2022	$218

During 2021, the Company wrote-off uncollectible accounts primarily relating to reserves previously established for outstanding receivables from the Company’s Canadian operations that were disposed in 2019.

For the years ended December 31, 2022 and 2021, one customer represented 16% and 18%, respectively, of the Company’s consolidated net sales.

Inventories

Inventories consist of raw materials and finished goods, and are measured at the lower of cost or net realizable value (determined on a first-in, first-out or specific identification basis). Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Finished goods inventory represents primarily stock cards and Card@Once printers. The stock cards are not produced for a specific customer, but are ready to be personalized and sold as customer orders are received. The Company monitors inventory for events or circumstances that may indicate the net realizable value is less than the carrying value of inventory, such as negative margins, expiration of material usage, and other forms of obsolescence, and records adjustments to the valuation of inventory, as necessary.

For the year ended December 31, 2022 approximately 97% of our purchased microchips and antennas came from four main suppliers, and approximately 68% came from one supplier. Approximately 92% of our purchased microchips and antennas for the year ended December 31, 2021 came from four main suppliers, and approximately 64% came from one supplier.

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

Goodwill and Intangible Assets

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and the provisions of ASU 2017-04, Simplifying the Test for Goodwill Impairment and tests at least annually or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company performs its goodwill impairment test by comparing the fair value of the reporting unit with the carrying amount. If this qualitative assessment indicates it is more likely than not the fair value of a reporting unit is less than the carrying amount, a one-step quantitative test is then performed. Factors management considers in this assessment include macroeconomic, industry and market considerations, overall financial performance (both current and projected), cost increases impacting earnings and cash flows, changes in management and strategy, and changes in the composition or carrying amount of net assets. In the event a reporting unit’s carrying value exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.

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

The Company accounts for forfeitures as they occur and reverses previously recognized expense for the unvested portion of the forfeited shares. The Company recognizes compensation expense on awards on a straight-line basis over the vesting period for each tranche of an award. Upon the exercise of stock options, shares of common stock are issued from authorized common shares. Refer to Note 16 “Stock-Based Compensation” for additional discussion regarding details of the Company's stock-based compensation plans.

Net Sales

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are the design and production of Financial Payment Cards, including contact-EMV, contactless dual-interface EMV, contactless and magnetic stripe cards, CPI’s eco-focused solutions, including Second Wave and Earthwise® cards made with upcycled plastic, metal cards, private label credit cards and retail gift cards. Card@Once printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

EMV® is a registered trademark in the U.S. and other countries and an unregistered trademark elsewhere. The EMV trademark is owned by EMV Co, LLC.

Services Net Sales

Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and SaaS personalization of instant issuance debit cards. As applicable, for work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). This ASU changes the model for the recognition of credit losses from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires the Company to estimate the total credit losses expected on the portfolio of financial instruments. The effective date of ASU 2016-13 was amended by ASU 2019-10, Credit Losses Effective Dates. Since CPI is a smaller reporting company, adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods therein, with early adoption permitted. The Company elected not to early adopt ASU 2016-13 and adopted as of January 1, 2023. The adoption of the standard did not have a material impact on the Company’s consolidated financial position or results of operations.

3. Net Sales

The Company disaggregates its net sales by major source as follows:

	For the year ended December 31, 2022
	Products	Services	Total
Debit and Credit	$282,081	$108,478	$390,559
Prepaid Debit	—	86,136	86,136
Intersegment eliminations	(891)	(59)	(950)
Total	$281,190	$194,555	$475,745

	For the year ended December 31, 2021
	Products	Services	Total
Debit and Credit	$199,825	$96,379	$296,204
Prepaid Debit	—	79,213	79,213
Intersegment eliminations	(239)	(59)	(298)
Total	$199,586	$175,533	$375,119

4. Inventories

Inventories are summarized below:

	December 31,
	2022	2021
Raw materials	$61,434	$54,254
Finished goods	10,300	6,778
Inventory reserve	(3,335)	(3,023)
	$68,399	$58,009

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	December 31,
	2022	2021
Machinery and equipment	$64,786	$64,051
Machinery and equipment under financing leases	15,717	9,088
Furniture, fixtures and computer equipment	3,072	4,570
Leasehold improvements	14,703	14,142
Construction in progress	3,304	5,268
	101,582	97,119
Less accumulated depreciation and amortization	(55,109)	(61,937)
Operating lease right-of-use assets, net of accumulated amortization	10,705	12,069
	$57,178	$47,251

Depreciation expense of plant, equipment and leasehold improvements including depreciation of assets under financing leases was $11,020 and $10,745 for the years ended December 31, 2022 and 2021, respectively.

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 9, “Financing and Operating Leases.”

There were no impairments of the Company’s plant, equipment, leasehold improvements and operating leases right-of-use assets for the years ended December 31, 2022 and 2021.

6. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at December 31, 2022 and 2021. The Company completed its goodwill impairment testing as of October 1, 2022 and did not identify any goodwill impairment during the years ended December 31, 2022 and 2021.

Intangible assets consist of customer relationships, acquired technology, and trademarks. Intangible amortization expense totaled $3,866 and $4,353 for the years ended December 31, 2022 and 2021, respectively. There were no impairments of the Company’s amortizable intangible assets for the years ended December 31, 2022 and 2021.

At December 31, 2022 and 2021, intangible assets, excluding goodwill, were comprised of the following:

		December 31, 2022			December 31, 2021
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	17.2	$55,454	$(38,695)	$16,759	$55,454	$(35,419)	$20,035
Acquired technology	10	7,101	(6,767)	334	7,101	(6,567)	534
Trademarks	8.7	3,330	(2,435)	895	3,330	(2,045)	1,285
Intangible assets subject to amortization		$65,885	$(47,897)	$17,988	$65,885	$(44,031)	$21,854

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2022 was as follows:

2023	$3,867
2024	3,630
2025	3,440
2026	2,471
2027	2,313
Thereafter	2,267
$17,988

7. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, the Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
●	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.
●	Level 3 — Valuations based on unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the consolidated balance sheets were as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2022
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2022	2022	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$285,000	$281,438	$—	$281,438	$—
ABL Revolver	$5,000	$5,000	$—	$5,000	$—

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2021
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2021	2021	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$310,000	$327,050	$—	$327,050	$—

The aggregate fair value of the Company’s Senior Notes (as defined in Note 10 “Long-Term Debt”) was based on bank quotes. The fair value measurement associated with the ABL Revolver (as defined in Note 10, “Long-Term Debt”) approximates its carrying value as of December 31, 2022, given the applicable variable interest rates and nature of the security interest in Company assets.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2022	2021
Accrued payroll and related employee expenses	$7,727	$7,558
Accrued employee performance bonuses	8,576	6,900
Employer payroll taxes, including social security deferral	1,092	1,910
Accrued rebates	2,668	1,423
Estimated sales tax liability	622	1,019
Accrued interest	7,275	7,955
Current operating and financing lease liabilities	5,697	4,114
Other	6,413	6,271
Total accrued expenses	$40,070	$37,150

Other accrued expenses as of December 31, 2022 and 2021 consisted primarily of miscellaneous accruals for invoices not yet received, and other items such as accrued royalties, self-insurance claims that have yet to be reported, and the current portion of uncertain tax position reserves.

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

The components of operating and finance lease costs were as follows:

	Year Ended December 31,
	2022	2021
Operating lease costs	$3,064	$2,258
Variable lease costs	642	676
Short-term operating lease costs	—	416
Total expense from operating leases	$3,706	$3,350

Finance lease costs:
Right-of-use amortization expense	$1,718	$1,009
Interest on lease liabilities	482	380
Total financing lease costs	$2,200	$1,389

The following table reflects balances for operating and financing leases:

	December 31,
	2022	2021
Operating leases:
Operating lease right-of-use assets, net of amortization	$10,705	$12,069

Current operating lease liabilities	$2,355	$1,857
Non-current operating lease liabilities	8,905	10,703
Total operating lease liabilities	$11,260	$12,560

Financing leases:
Property, equipment and leasehold improvements	$15,717	$9,088
Accumulated depreciation	(3,135)	(2,451)
Total financing leases in property, equipment and leasehold improvements, net	$12,582	$6,637

Current financing lease liabilities	$3,342	$2,257
Non-current financing lease liabilities	7,355	2,668
Total financing lease liabilities	$10,697	$4,925

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net.” Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Components of lease expense were as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term:
Operating leases	5.06	6.05
Financing leases	3.60	2.73

Weighted-average discount rate:
Operating leases	7.93%	8.04%
Financing leases	6.62%	8.01%

Cash paid on operating lease liabilities was $2,425 and $2,007 during the years ended December 31, 2022 and December 31, 2021, respectively.

Future cash payment with respect to lease obligations as of December 31, 2022 were as follows:

	Operating	Financing
	Lease	Leases
Year Ending
2023	$3,164	$3,953
2024	2,896	3,139
2025	2,090	2,848
2026	1,958	1,488
2027	1,907	557
Thereafter	1,750	—
Total lease payments	13,765	11,985
Less imputed interest	(2,505)	(1,288)
Total	$11,260	$10,697

10. Long-Term Debt

At December 31, 2022 and 2021, long-term debt consisted of the following:

	Interest	December 31,
	Rate (1)	2022	2021
Senior Notes	8.625%	$285,000	$310,000
ABL Revolver	5.661%	5,000	—
Unamortized deferred financing costs		(4,478)	(6,374)
Total long-term debt		285,522	303,626
Less current maturities		—	—
Long-term debt, net of current maturities		$285,522	$303,626
(1)	The Senior Notes bear interest at a fixed rate and the ABL Revolver bears interest at a variable rate.

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

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. The Company may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. Through March 31, 2023, the applicable interest rate margin ranges from 1.50% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the ABL Revolver commitment accrues a monthly unused line fee, 0.50% per annum through March 31, 2023, times the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month. Unused line fee expense was $246 and $182 for the year ended December 31, 2022 and 2021, respectively. The interest rate margin and unused line fee percentage changes, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused commitment fee).

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

On March 15, 2021, the Company used net proceeds from the Senior Notes, together with cash on hand and initial borrowings of $15,000 under the ABL Revolver, to pay in full and terminate a previous Senior Credit Facility and a previous First Lien Term Loan, and to pay related fees and expenses. Early termination of the Senior Credit Facility required payment of a “make-whole” premium of $2,635 as an early termination penalty, which was paid on March 15, 2021, and recorded as interest expense on the consolidated statement of comprehensive income for the year ended December 31, 2021.

On March 11, 2022, the Company used the available borrowing capacity under the ABL Revolver to fund the redemption of $20,000 aggregate principal amount of the Senior Notes at a redemption price equal to 103% of the principal amount thereof plus accrued and unpaid interest thereon to the redemption date. The difference between the par value and the purchase price of $600 is recorded in “Interest Expense” on the consolidated statement of comprehensive income for the year ended December 31, 2022.

On December 28, 2022, the Company purchased $5,000 aggregate principal amount of the Senior Notes at a purchase price equal to 98.75% of the principal amount thereof plus accrued and unpaid interest thereon to the purchase date. The difference between the par value and the purchase price of $63 is recorded in “Interest, net” on the consolidated statement of comprehensive income for the year ended December 31, 2022.

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

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The remaining unamortized debt issuance costs recorded on the Senior Notes were $4,557 and is reported as a reduction to the long-term debt balance as of December 31, 2022. The remaining unamortized net discount and debt issuance costs on the ABL Revolver and related Amendment were $1,539 and are recorded as other assets (current and long-term) on the consolidated balance sheet as of December 31, 2022.

During the year ended December 31, 2021, the Company recorded a $5,048 loss on debt extinguishment relating to the unamortized deferred financing costs and debt discount in connection with the termination of the Senior Credit Facility and First Lien Term Loan, as described earlier.

11. Income Taxes

Income tax expense and effective income tax rates consist of the following:

	December 31,
	2022	2021
Current taxes:
Domestic	$11,047	$10,038
Foreign	5	(1)
	11,052	10,037
Deferred taxes:
Domestic	1,554	(2,154)
Foreign	1	(2)
	1,555	(2,156)
Income tax expense	$12,607	$7,881
Income before income taxes:
Domestic income	$49,108	$23,761
Foreign income	39	61
Total	$49,147	$23,822
Effective income tax rate	25.7%	33.1%

The Company’s effective tax rates on pre-tax income were 25.7% and 33.1% for the years ended December 31, 2022 and 2021, respectively. The decrease in the Company’s effective tax rate for the year ended December 31, 2022 compared to the prior year was primarily due to a decrease in unrecognized tax benefits due to the lapse of statute of limitations and favorable settlements paid to state tax authorities.

For the years ended December 31, 2022 and 2021, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2022	2021
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	5.4	7.4
Unrecognized tax benefits	(2.0)	1.4
Tax credits	(0.1)	(0.2)
Permanent items	1.0	2.4
Other	0.4	1.1
Effective income tax rate	25.7%	33.1%

For the year ended December 31, 2022 the effective tax rate differs from the federal statutory rate primarily due to state income taxes, which had a tax rate impact of 5.4%. Other items impacting the effective tax rate in 2022 include unrecognized tax benefits and permanent items.

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Accrued expense	$3,830	$3,664
Net operating loss carryforward	257	305
Stock compensation	1,303	894
Interest limitation	2,474	3,693
Lease liability	2,891	3,222
Capital loss carryover	2,135	2,076
Research and development costs	1,434	—
Other	3,609	2,867
Total gross deferred tax assets	17,933	16,721
Valuation allowance	(2,791)	(2,832)
Net deferred tax assets	15,142	13,889
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(9,510)	(5,773)
Intangible assets	(8,020)	(8,284)
Right-of-use assets	(2,749)	(3,098)
Other	(1,671)	(1,987)
Total gross deferred tax liabilities	(21,950)	(19,142)
Net deferred tax liabilities	$(6,808)	$(5,253)

The valuation allowance as of December 31, 2022, is primarily relating to a capital loss realized on the sale of a foreign subsidiary whereby the Company does not anticipate a capital gain in the foreseeable future that would allow for the recognition of the capital loss carryover. In addition, the Company has a partial valuation allowance on certain state interest deduction limitations, which the Company estimates may not be fully utilized.

Under a provision in the 2017 U.S. Tax Cuts and Jobs Act, beginning in 2022, research and development costs incurred are no longer allowed as an immediate deduction for federal income tax purposes. Rather, these expenditures incurred must be capitalized and amortized over a five-year period for activities conducted in the United States and a 15 year period for activities conducted outside the United States.

The Company has various state and local operating loss carryforwards which will expire at various dates from 2032 to 2038. The Company does expect to be able to utilize these losses prior to expiration. The Company received income tax refunds in 2022 of $451 from the State of Tennessee related to a favorable filing position. The Company received income tax refunds in 2021 of $9,846, which were primarily comprised of U.S. federal income tax refund claims attributable to the CARES Act provisions, including alternative minimum tax credits and NOL carrybacks.

The Company has recorded compensation for certain covered employees in excess of $1,000 per year. Under Internal Revenue Code (IRC) Section 162(m), the Company is prohibited from deducting the amount of tax compensation that exceeds $1,000 per year for these employees. The covered employees are defined as the Chief Executive Officer, Chief Financial Officer, and the three next-highest-compensated officers of the Company. The Company considers the impact of the estimated IRC Section 162(m) limitations on the future deductibility of existing temporary differences.

Unrecognized Tax Benefits

Unrecognized tax benefits represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in “Accrued expenses” and “Other long-term liabilities” in the Company’s consolidated balance sheets. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax provision only when based upon the technical merits, it is “more-likely-than-not” that the tax position will be sustained upon examination.

Balance as of December 31, 2021	$2,350
Increase related to current year tax position	58
Decrease related to prior year tax position	(54)
Decrease related to settlements with tax authorities, net of federal benefit	(147)
Lapse of statute of limitations	(812)
Balance as of December 31, 2022	$1,395

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits for the year ended December 31, 2022 is $285, and was $289 for the year ended December 31, 2021.

The Company believes that it is reasonably possible that approximately $89 of its unrecognized tax benefits may be recognized by the end of 2023 as a result of settlements with various state taxing authorities, which is reflected in “Accrued expenses” in the Company’s consolidated balance sheet as of December 31, 2022. The Company recognized a decrease of up to $965 of its unrecognized tax benefits, including interest and penalties, related to an asset basis tax position and research and development tax credits as a result of a lapse of the statute of limitations.

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

13. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the years ended December 31, 2022 and 2021, 27,813 and 121,993 potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusions would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021
Numerator:
Net income	$36,540	$15,941

Denominator:
Basic weighted-average shares outstanding	11,291,202	11,239,049
Dilutive shares	457,903	524,914
Diluted weighted-average shares outstanding	11,749,105	11,763,963

Basic earnings per share	$3.24	$1.42

Diluted earnings per share	$3.11	$1.36

14. Commitments and Contingencies

Commitments

Refer to Note 9 “Financing and Operating Leases” for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2023 and 2029 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs. The Company’s financing leases expire at various dates between 2023 and 2027 and contain purchase options which the Company may exercise to keep the machinery in use.

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, has filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests. The current proceedings in the patent office are scheduled to run through September 2023. Should the patents survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter, and no liability has been recorded as of December 31, 2022.

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

The aggregate amounts charged to expense in connection with the plan were $1,932 and $1,604 for the years ended December 31, 2022 and 2021, respectively.

16. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors and directors. On May 27, 2021, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to, among other things, increase the total number of shares of the Company’s Common Stock reserved and available for issuance thereunder by 1,000,000 shares resulting in a total of 2,200,000 shares of Common Stock issuable under the Omnibus Plan. As of December 31, 2022, there were 944,123 shares of Common Stock available for grant under the Omnibus Plan. Options have 7-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding as of December 31, 2021	778,835	$18.02	5.59
Granted	44,905	14.95	6.27
Exercised	(28,752)	6.47	—
Expired	(1,320)	21.75	—
Forfeited	(13,045)	26.55	—
Outstanding as of December 31, 2022	780,623	$18.12	4.65	$15,902
Options vested and exercisable as of December 31, 2022	680,564	$17.34	4.45	$14,636
Options vested and expected to vest as of December 31, 2022	780,623	$18.12	4.65	$15,902

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
		Grant-Date
	Number	Fair Value
Unvested as of December 31, 2021	127,357	$17.42
Granted	44,905	8.99
Vested	(59,158)	17.42
Forfeited	(13,045)	15.68
Unvested as of December 31, 2022	100,059	$6.02

Unvested stock options of 100,059 as of December 31, 2022 have a seven-year term and are expected to vest ratably over a two-year period on each anniversary of the grant date. The weighted average fair value of options granted during the years ended December 31, 2022 and 2021 was $8.99 and $17.42, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $414 and $802, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021 was $1,031 and $50, respectively.

The fair value of the stock option awards granted for the years ended December 31, 2022 and 2021, were determined using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2022	2021
Expected term in years (1)	4.25	4.25
Volatility (2)	77.6%	78.6%
Risk-free interest rate (3)	2.86%	0.71%
Dividend yield (4)	—%	—%
(1)	The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method”, as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
(2)	Volatility was based on a weighting of the Company’s historical volatility and its peer group, which is comprised of companies with similar industry, size, and financial leverage.
(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period consistent with the expected option term described above.
(4)	The Company’s expected annual dividend yield was zero based on current practice.

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2022 under the Omnibus Plan:

			Weighted-Average
			Remaining
		Weighted-Average	Amortization
		Grant-Date	Period
	Shares	Fair Value	(in Years)
Outstanding as of December 31, 2021	261,982	$13.19
Granted	35,795	16.87
Vested	(179,311)	7.47
Forfeited	(19,802)	11.64
Outstanding as of December 31, 2022	98,664	$25.23	1.08

The restricted stock unit awards contain conditions associated with continued employment or service. Restricted stock units granted in 2022 are expected to vest ratably over a two-year period on each anniversary of the grant date. On the vesting date, shares of Common Stock will be issued to the award recipients. The weighted average fair value of restricted stock units granted during the years ended December 31, 2022 and 2021 was $16.87 and $29.61, respectively. The total fair value of shares vested was during the year ended December 31, 2022 was $1,340 and there were no shares vested during the year ended December 31, 2021.

Compensation expense for the Omnibus Plan for the years ended December 31, 2022 and 2021 was $3,479 and $1,250, respectively, and the Company realized total tax benefits during the years ended December 31, 2022 and 2021 from stock-based compensation of $442 and $31, respectively. As of December 31, 2022, the total unrecognized compensation expense related to unvested options and restricted stock units is $1,477, which the Company expects to recognize over an estimated weighted-average period of approximately 1.05 years.

17. Segment Reporting

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

As of December 31, 2022, the Company’s reportable segments were as follows:

●	Debit and Credit;
●	Prepaid Debit; and
●	Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services to card-issuing financial institutions primarily in the United States. Products produced by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless cards, and Earth ElementsTM Eco-Focused Cards. The Company also sells Card@Once instant card issuance solutions, and private label credit cards that are not issued on the networks of the Payment Card Brands. The Company provides print-on-demand services, where images, personalized payment cards, and related collateral are produced on a one-by-one, on demand basis for customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The Debit and Credit segment facilities and operations are audited for compliance with the standards of the Payment Card Industry Security Standards Council by multiple Payment Card Brands.

Prepaid Debit Segment

The Prepaid Debit segment primarily provides integrated prepaid card services to Prepaid Debit Card providers in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The Prepaid Debit segment facilities and operations are audited for compliance with the standards of the Payment Card Industry Security Standards Council by multiple Payment Card Brands.

Other

The Other segment includes corporate expenses.

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments for the years ended December 31, 2022 and 2021 were as follows:

	Net Sales		EBITDA
	December 31,		December 31,
	2022	2021	2022	2021
Debit and Credit	$390,559	$296,204	$118,478	$87,499
Prepaid Debit	86,136	79,213	27,844	29,156
Other	—	—	(52,673)	(47,127)
Intersegment eliminations	(950)	(298)	—	—
Total	$475,745	$375,119	$93,649	$69,528

The following table provides a reconciliation of total segment EBITDA to net income for the years ended December 31, 2022 and 2021:

December 31,
2022	2021

Total segment EBITDA	$93,649	$69,528
Interest, net	(29,616)	(30,608)
Income tax expense	(12,607)	(7,881)
Depreciation and amortization	(14,886)	(15,098)
Net income	$36,540	$15,941

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Debit and Credit	$238,610	$210,492
Prepaid Debit	38,138	31,480
Other	19,918	26,168
Total assets	$296,666	$268,140

Capital Expenditures of Reportable Segments

Total capital expenditures of the Company’s reportable segments as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Debit and Credit	$15,283	$6,826
Prepaid Debit	2,309	2,774
Other	275	474
Total company capital expenditures	$17,867	$10,074

Net Sales to Geographic Location; Property, Equipment and Leasehold Improvements and Long-Lived assets by Geographic Segments

Each of the Company’s Net Sales, Property, Equipment and Leasehold Improvements, and Long-Lived assets relating to geographic locations outside of the United States is insignificant.

Net Sales by Product and Services

Net sales from products and services sold by the Company for the years ended December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Product net sales(1)	$281,190	$199,586
Services net sales(2)	194,555	175,533
Total net sales	$475,745	$375,119
(1)	“Products” net sales include the design and production of Financial Payment Cards in contact-EMV, contactless EMV, metal, contactless and magnetic stripe card formats. The Company also generates “Products” revenue from the sale of Card@Once printers and consumables, private label credit cards and retail gift cards.
(2)	“Services” net sales include revenue from the personalization and fulfillment of Financial Payment Cards, providing tamper-evident security packaging and fulfillment services to Prepaid Debit Card program managers and SaaS personalization of instant issuance cards.

(This page has been left blank intentionally.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Under the supervision of and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specific in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, as discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the Annual Report, our disclosure controls and procedures were effective as of December 31, 2022 as a result of the remediation of the material weaknesses discussed below.

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

Based on its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2022, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 and on our Forms 10-Q for the quarters ended March 31, June 30, and September 30, 2022, management had then concluded that we identified a material weakness in our risk assessment primarily due to an inadequate complement of personnel with requisite experience in the design and implementation of controls. This resulted in ineffective general information technology controls over user access administration within the revenue system at certain locations, and change management related to the development of customized reports. Due to the general information technology control deficiencies, certain process-level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information technology systems were also ineffective because they could have been adversely impacted. The deficiencies in risk assessment also resulted in ineffective (i) journal entry controls due to inadequate review for segregation of duties on journal entries processed in batches, and (ii) controls over the accuracy of the sales price for sales in certain locations. We also identified ineffective controls over review and authorization of certain transactions in the purchasing process due to inadequate communication and monitoring activities. The material weaknesses did not result in any identified material misstatements to the financial statements and there were no changes to previously reported financial results.

To remediate the material weaknesses referenced above, with the oversight of the Audit Committee and our Board of Directors, we implemented changes to our internal control over financial reporting, whereby we conducted trainings, hired additional qualified resources and engaged a nationally recognized accounting firm to assist with the design and implementation of control procedures to address the identified risks of material misstatements in key process areas. We implemented system controls and manual monitoring activities to ensure appropriate segregation of duties over journal entries processed in batches. We enhanced user access controls over the revenue system at certain locations. We enhanced our change management controls relating to the development and changes to custom reports in certain information technology systems and have been performing additional analysis over source documentation to appropriately support information used, primarily in the purchasing and revenue processes. Management also implemented internal controls requiring appropriate reviews and retention of documentation of those reviews with regard to our revenue process, as well as controls over the accuracy of the sales price within the revenue system at certain locations. Finally, we enhanced our controls requiring appropriate reviews and approvals and retention of documentation with regard to the purchasing process.

We completed documentation of the actions described above, and based on the evidence obtained in validating the design and operating effectiveness of the implemented controls, we have concluded that the previously disclosed material weaknesses were remediated as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Except for the changes in internal control over financial reporting related to the remediation of the material weaknesses described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

[None]

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

3. Exhibits

Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation of CPI Card Group Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2022).

3.2	Third Amended and Restated Bylaws of CPI Card Group Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2022).

4.1	Form of Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

4.2	Description of Registrant’s Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2022).

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

10.1

Guaranty and Security Agreement, dated as of March 15, 2021, among CPI Card Group Inc. and certain of its subsidiaries from time to time party thereto and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed March 16, 2021).

10.2

Amendment No. 2 to ABL Credit Agreement, among CPI Card Group Inc., CPI CG Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2022)

10.3	Registration Rights Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.4	Director Nomination Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.6**	CPI Card Group Inc. Omnibus Incentive Plan, as amended and restated effective May 27, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K filed May 28, 2021).

10.7	Form of Cash Performance Unit Award Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2017).

10.8**	Form of Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2017)

10.9**	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.10**

Form of Executive Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.11**

Form of Executive Restricted Stock Unit Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.12**	Form of Director Restricted Stock Unit Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.13**

Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan, dated September 25, 2017, by and between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2017).

10.14**

Restricted Stock Unit Agreement, dated October 2, 2020, between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.15**	Form of 2020 Executive Short-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.16**	Form of 2022 Executive Short-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2022).

10.17**	Form of 2022 Employee Short-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 5, 2022).

10.18**	CPI Card Group Inc. U.S. Executive Severance and Change in Control Guidelines (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.19**

Employment and Non-Competition Agreement, dated September 25, 2017, by and between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2017).

10.20**	Offer Letter, dated October 1, 2021 by and between CPI Card Group Inc. and Amintore Schenkel (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.21**	Offer Letter, dated October 1, 2021 by and between CPI Card Group Inc. and John Lowe (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.22**

2020 Executive Retention Agreement, dated September 11, 2019 between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.23**	Form of 2020 Executive Retention Agreement, dated September 11, 2019 for certain Executive Officers (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 6, 2019).

10.24**	Form of Executive Retention Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.25**

2021 Executive Retention Agreement, dated October 2, 2020, between CPI Card Group. Inc. and Scott Scheirman (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.26*,**	Employment Agreement, dated December 13, 2022 by and between CPI Card Group Inc. and Lane Dubin.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

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

March 8, 2023

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

Name	Title	Date

/s/ Scott Scheirman	President, Chief Executive	March 8, 2023
Scott Scheirman	Officer and Director
(Principal Executive Officer)

/s/ Amintore Schenkel	Chief Financial Officer	March 8, 2023
Amintore Schenkel	(Principal Financial Officer)

/s/ Donna Abbey	Chief Accounting Officer	March 8, 2023
Donna Abbey	(Principal Accounting Officer)

/s/ Bradley Seaman	Chairman of the Board	March 8, 2023
Bradley Seaman

/s/ Thomas Furey	Director	March 8, 2023
Thomas Furey

/s/ Robert Pearce	Director	March 8, 2023
Robert Pearce

/s/ Nicholas Peters	Director	March 8, 2023
Nicholas Peters

/s/ Marc Sheinbaum	Director	March 8, 2023
Marc Sheinbaum

/s/ Valerie Soranno Keating	Director	March 8, 2023
Valerie Soranno Keating