Form 10-Q
period 2023-03-31
CPI Card Group Inc.
filed 2023-05-09
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of May 2, 2023: 11,426,670

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$14,157	$11,037
Accounts receivable, net	76,231	80,583
Inventories, net	69,715	68,399
Prepaid expenses and other current assets	8,229	7,551
Total current assets	168,332	167,570
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net of accumulated depreciation of $64,580 and $61,922, respectively	60,215	57,178
Intangible assets, net of accumulated amortization of $48,864 and $47,897, respectively	17,021	17,988
Goodwill	47,150	47,150
Other assets	5,490	6,780
Total assets	$298,208	$296,666
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$25,915	$24,371
Accrued expenses	29,430	40,070
Deferred revenue and customer deposits	2,115	3,571
Total current liabilities	57,460	68,012
Long-term debt	285,984	285,522
Deferred income taxes	6,537	6,808
Other long-term liabilities	18,959	18,401
Total liabilities	368,940	378,743
Commitments and contingencies (Note 11)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,424,628 and 11,390,355 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11	11
Capital deficiency	(107,907)	(108,379)
Accumulated earnings	37,164	26,291
Total stockholders’ deficit	(70,732)	(82,077)
Total liabilities and stockholders’ deficit	$298,208	$296,666

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales:
Products	$75,790	$68,316
Services	45,062	43,108
Total net sales	120,852	111,424
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	45,980	43,094
Services (exclusive of depreciation and amortization shown below)	29,404	26,857
Depreciation and amortization	2,374	2,195
Total cost of sales	77,758	72,146
Gross profit	43,094	39,278
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	21,066	19,882
Depreciation and amortization	1,430	1,415
Total operating expenses	22,496	21,297
Income from operations	20,598	17,981
Other expense, net:
Interest, net	(6,781)	(7,865)
Other expense, net	(114)	(396)
Total other expense, net	(6,895)	(8,261)
Income before income taxes	13,703	9,720
Income tax expense	(2,830)	(3,718)
Net income	$10,873	$6,002

Basic and diluted earnings per share:
Basic earnings per share	$0.95	$0.53
Diluted earnings per share	$0.91	$0.51

Basic weighted-average shares outstanding	11,394,919	11,255,466
Diluted weighted-average shares outstanding	11,901,581	11,717,849

Comprehensive income:
Net income	$10,873	$6,002
Total comprehensive income	$10,873	$6,002

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
December 31, 2022	11,390,355	$11	$(108,379)	$26,291	$(82,077)
Shares issued under stock-based compensation plans	34,273	—	(69)	—	(69)
Stock-based compensation		—	541	—	541
Components of comprehensive income:
Net income		—	—	10,873	10,873
March 31, 2023	11,424,628	$11	$(107,907)	$37,164	$(70,732)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2021	11,255,466	$11	$(110,782)	$(10,249)	$(121,020)
Shares issued under stock-based compensation plans	—	—	—	—	—
Stock-based compensation		—	961	—	961
Components of comprehensive income:
Net income		—	—	6,002	6,002
March 31, 2022	11,255,466	$11	$(109,821)	$(4,247)	$(114,057)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income	$10,873	$6,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,837	2,643
Amortization expense	967	967
Stock-based compensation expense	541	961
Amortization of debt issuance costs and debt discount	473	486
Loss on debt extinguishment	119	395
Deferred income taxes	(271)	642
Other, net	12	768
Changes in operating assets and liabilities:
Accounts receivable	4,335	(10,300)
Inventories	(1,464)	(12,579)
Prepaid expenses and other assets	310	(2,057)
Income taxes, net	550	932
Accounts payable	1,533	4,173
Accrued expenses and other liabilities	(11,358)	(8,310)
Deferred revenue and customer deposits	(1,456)	(684)
Cash provided by (used in) operating activities	8,001	(15,961)
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(4,145)	(3,154)
Other	50	5
Cash used in investing activities	(4,095)	(3,149)
Financing activities
Principal payments on Senior Notes	(7,903)	(20,000)
Proceeds from ABL Revolver	8,000	30,000
Payments on debt extinguishment and other	(69)	(862)
Proceeds from finance lease financing	—	2,074
Payments on finance lease obligations	(820)	(649)
Cash (used in) provided by financing activities	(792)	10,563
Effect of exchange rates on cash	6	—
Net increase (decrease) in cash and cash equivalents	3,120	(8,547)
Cash and cash equivalents, beginning of period	11,037	20,683
Cash and cash equivalents, end of period	$14,157	$12,136
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12,608	$13,553
Income taxes paid	$28	$94
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$168	$816
Financing leases	$2,169	$3,541
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$422	$2,293

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

The Company’s business consists of the following reportable segments: Debit and Credit, Prepaid Debit and Other. The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services for card-issuing financial institutions primarily in the United States. The Prepaid Debit segment primarily provides integrated card services to Prepaid Debit Card program managers primarily in the United States. The Company’s “Other” segment includes corporate expenses.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the criteria under which credit losses on financial instruments (such as the Company’s trade receivables) are measured. The ASU introduces a new credit reserve model known as the Current Expected Credit Loss (“CECL”) model, which replaces the incurred loss impairment methodology previously used under GAAP with an expected loss methodology. Effective January 1, 2023, the Company adopted the CECL model. The adoption of the model did not have a material impact on the Company’s consolidated financial position or results of operations.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended March 31, 2023
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$76,032	$25,953	$101,985
Prepaid Debit	—	19,130	19,130
Intersegment eliminations	(242)	(21)	(263)
Total	$75,790	$45,062	$120,852

	Three Months Ended March 31, 2022
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$68,348	$23,667	$92,015
Prepaid Debit	—	19,461	19,461
Intersegment eliminations	(32)	(20)	(52)
Total	$68,316	$43,108	$111,424

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For unbilled work performed but not completed, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are the design and production of Financial Payment Cards, including contact-EMV®, contactless dual-interface EMV, contactless and magnetic stripe cards, CPI’s eco-focused solutions, including Second Wave® and Earthwise® cards made with upcycled plastic, metal cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

EMV® is a registered trademark in the U.S. and other countries and an unregistered trademark elsewhere. The EMV trademark is owned by EMV Co, LLC.

Services Net Sales

Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and software-as-a-service personalization of instant issuance debit cards. As applicable, for unbilled work performed but not completed, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Trade accounts receivable	$64,910	$68,886
Unbilled accounts receivable	11,556	11,915
	76,466	80,801
Less allowance	(235)	(218)
	$76,231	$80,583

4. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Raw materials	$63,739	$61,434
Finished goods	9,459	10,300
Inventory reserve	(3,483)	(3,335)
	$69,715	$68,399

5

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Machinery and equipment	$68,575	$64,786
Machinery and equipment under financing leases	16,733	15,717
Furniture, fixtures and computer equipment	3,005	3,072
Leasehold improvements	15,032	14,703
Construction in progress	3,764	3,304
Operating lease right-of-use assets	17,686	17,518
	124,795	119,100
Less accumulated depreciation and amortization	(64,580)	(61,922)
	$60,215	$57,178

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at March 31, 2023
	March 31,	March 31,	(Using Fair Value Hierarchy)
	2023	2023	Level 1	Level 2	Level 3

	(dollars in thousands)
Liabilities:
Senior Notes	$277,000	$272,499	$—	$272,499	$—
ABL Revolver	$13,000	$13,000	$—	$13,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2022
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2022	2022	Level 1	Level 2	Level 3

	(dollars in thousands)
Liabilities:
Senior Notes	$285,000	$281,438	$—	$281,438	$—
ABL Revolver	$5,000	$5,000	$—	$5,000	$—

The aggregate fair value of the Company’s Senior Notes (as defined in Note 8, “Long-Term Debt”) was based on bank quotes. The fair value measurement associated with the ABL Revolver (as defined in Note 8, “Long-Term Debt”) approximates its carrying value as of March 31, 2023, given the applicable variable interest rates and nature of the security interest in Company assets.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

7. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Accrued payroll and related employee expenses	$9,552	$7,727
Accrued employee performance bonuses	2,391	8,576
Employer payroll taxes	217	1,092
Accrued rebates	1,997	2,668
Estimated sales tax liability	716	622
Accrued interest	1,076	7,275
Current operating and financing lease liabilities	6,034	5,697
Other	7,447	6,413
Total accrued expenses	$29,430	$40,070

Other accrued expenses as of March 31, 2023 and December 31, 2022 consisted primarily of sales and income tax accruals, miscellaneous accruals for invoices not yet received, and other items such as self-insurance claims that have yet to be reported and accrued royalties.

8. Long-Term Debt

At March 31, 2023 and December 31, 2022, long-term debt consisted of the following:

	Interest	March 31,	December 31,
	Rate (1)	2023	2022

		(dollars in thousands)
Senior Notes	8.625%	$277,000	$285,000
ABL Revolver	6.387%	13,000	5,000
Unamortized deferred financing costs		(4,016)	(4,478)
Total long-term debt		285,984	285,522
Less current maturities		—	—
Long-term debt, net of current maturities		$285,984	$285,522
(1)	The Senior Notes bear interest at a fixed rate and the ABL Revolver bears interest at a variable rate.

Senior Notes

On March 15, 2021, the Company completed a private offering by its wholly-owned subsidiary, CPI CG Inc., of $310.0 million aggregate principal amount of 8.625% Senior Secured Notes due 2026 (the “Senior Notes”) and related guarantees. The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of that certain Indenture, dated as of March 15, 2021, by and among CPI CG Inc., the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee, with any required prepayments to be made after the issuance of the Company’s annual financial statements. No such payment is required to be made in 2023 based on the Company’s operating results for the year ended December 31, 2022.

During the three months ended March 31, 2023, the Company used cash on hand and available borrowing capacity under the ABL Revolver (defined below) to retire a portion of the Senior Notes totaling $8.0 million of the principal amount thereof plus accrued and unpaid interest thereon to the retirement dates.

ABL

On March 15, 2021, the Company and CPI CG Inc., as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility of up to $50.0 million (the “ABL Revolver”). The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. On March 3, 2022, the Company and CPI CG Inc. entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), which amended the ABL Revolver. The Amendment, among other things, increased the available borrowing capacity under the ABL Revolver to $75.0 million, increased the uncommitted accordion feature to $25.0 million from $15.0 million, and revised the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, the Company and CPI CG Inc. entered into Amendment No. 2 to the Credit Agreement, which amended the ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory.

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. The Company may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. Through March 31, 2023, the applicable interest rate margin ranges from 1.50% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the ABL Revolver commitment accrues a monthly unused line fee, 0.50% per annum through March 31, 2023, multiplied by the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month. The interest rate margin and unused line fee percentage changed, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused line fee).

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The remaining unamortized debt issuance costs recorded on the Senior Notes were $4.0 million and are reported as a reduction to the long-term debt balance as of March 31, 2023. The remaining unamortized net discount and debt issuance costs on the ABL Revolver and related Amendment were $1.4 million and are recorded as other assets (current and long-term) on the condensed consolidated balance sheet as of March 31, 2023.

9. Income Taxes

The Company’s effective tax rate on pre-tax income was 20.7% and 38.2% for the three months ended March 31, 2023 and 2022 respectively. The Company’s effective tax rate decreased as a result of increased deductibility of interest costs due to a tax election made by the Company in the third quarter of 2022 and the reduction of a valuation allowance in the first quarter of 2023 related to state taxes.

For the three months ended March 31, 2023 and 2022, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	March 31,
	2023	2022
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	4.7	8.9
Valuation allowance	(5.2)	6.3
Permanent items	1.2	1.7
Other	(1.0)	0.3
Effective income tax rate	20.7%	38.2%

10. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2023 and 2022, 28,831 and 54,050 potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Numerator:
Net income	$10,873	$6,002

Denominator:
Basic weighted-average common shares outstanding	11,394,919	11,255,466
Dilutive shares	506,662	462,383
Diluted weighted-average common shares outstanding	11,901,581	11,717,849

Basic earnings per share	$0.95	$0.53

Diluted earnings per share	$0.91	$0.51

11. Commitments and Contingencies

Commitments

During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2023 and 2029 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs. The Company’s financing leases expire at various dates between 2023 and 2028 and contain purchase options which the Company may exercise to keep the machinery in use.

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, has filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests. The current proceedings in the patent office are scheduled to run through September 2023. Should the patents survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter, and no liability has been recorded as of March 31, 2023.

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

12. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the ‘Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. On May 27, 2021, the Company’s stockholders approved an amendment and restate of the Omnibus Plan, to among other things, increase the total number of shares of the Company’s Common Stock reserved and available for issuance, resulting in a total of 2,200,000 shares of Common Stock issuable under the Omnibus Plan.

Beginning in the first quarter of 2023, certain of the Company’s employees are eligible to receive a quarterly grant comprising one-fourth of the annual equity-based incentive component of their total compensation. These awards will be in the form of a mix of restricted stock units and stock options granted under the Omnibus Plan. The number of shares awarded will be determined based on the grant-date fair value for options and on a value tied to the monthly average closing price of the Company’s common stock for restricted stock awards. All equity awards are contingent and issued only upon quarterly approval by the compensation committee of the Company’s board of directors. The Company accounts for stock-based compensation pursuant to ASC 718, Share-Based Payments. All stock-based compensation to employees is measured at fair value and expensed on a straight-line basis over the requisite service period for each tranche of the award.

During the three months ended March 31, 2023, the Company granted 8,307 options at a weighted average exercise price of $45.01. As of March 31, 2023, there were 783,769 options outstanding at a weighted average exercise price of $18.40.

During the three months ended March 31, 2023, the Company granted 24,003 restricted stock units at a weighted average grant date fair value of $45.01, and as of March 31, 2023 there were 88,576 outstanding restricted stock units at a weighted average grant date fair value of $29.54.

13. Segment Reporting

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

As of March 31, 2023, the Company’s reportable segments were as follows:

●    Debit and Credit;

●    Prepaid Debit; and

●    Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services for card-issuing financial institutions primarily in the United States. Products produced by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless cards, and Earth ElementsTM Eco-Focused Cards. The Company also sells Card@Once instant card issuance solutions, and private label credit cards that are not issued on the networks of the Payment Card Brands. The Company provides print-on-demand services, where images, personalized payment cards, and related collateral are produced on a one-by-one, on demand basis for customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The Debit and Credit segment facilities and operations are audited for compliance with the standards of the PCI Security Standards Council by multiple Payment Card Brands.

Prepaid Debit Segment

The Prepaid Debit segment primarily provides integrated prepaid card services to Prepaid Debit Card program managers primarily in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The Prepaid Debit segment facilities and operations are audited for compliance with the standards of the PCI Security Standards Council by multiple Payment Card Brands.

Other

The Other segment includes corporate expenses.

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$101,985	$19,130	$—	$(263)	$120,852
Cost of sales	63,801	14,220	—	(263)	77,758
Gross profit	38,184	4,910	—	—	43,094
Operating expenses	8,158	1,233	13,105	—	22,496
Income from operations	$30,026	$3,677	$(13,105)	$—	$20,598

EBITDA by segment:
Income from operations	$30,026	$3,677	$(13,105)	$—	$20,598
Depreciation and amortization	2,161	624	1,019	—	3,804
Other income (expenses)	5	—	(119)	—	(114)
EBITDA	$32,192	$4,301	$(12,205)	$—	$24,288

	Three Months Ended March 31, 2022
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$92,015	$19,461	$—	$(52)	$111,424
Cost of sales	59,785	12,413	—	(52)	72,146
Gross profit	32,230	7,048	—	—	39,278
Operating expenses	8,120	1,080	12,097	—	21,297
Income from operations	$24,110	$5,968	$(12,097)	$—	$17,981

EBITDA by segment:
Income from operations	$24,110	$5,968	$(12,097)	$—	$17,981
Depreciation and amortization	1,980	598	1,032	—	3,610
Other income (expenses)	4	(2)	(398)	—	(396)
EBITDA	$26,094	$6,564	$(11,463)	$—	$21,195

	Three Months Ended March 31,
	2023	2022

	(dollars in thousands)
Total segment EBITDA	$24,288	$21,195
Interest, net	(6,781)	(7,865)
Income tax expense	(2,830)	(3,718)
Depreciation and amortization	(3,804)	(3,610)
Net income	$10,873	$6,002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; a deterioration in general economic conditions, including rising inflation and resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; a disruption or other failure in our supply chain, including as a result of the Russia-Ukraine conflict and with respect to single source suppliers, or the failure or inability of suppliers to comply with our code of conduct or contractual requirements, or political unrest in countries in which our suppliers operate, resulting in increased costs and inability to pass those costs on to our customers and extended production lead times and difficulty meeting customers’ delivery expectations; our failure to retain our existing customers or identify and attract new customers; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our status as an accelerated filer and complying with Section 404 of the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting; our inability to recruit, retain and develop qualified personnel, including key personnel; the potential effects of COVID-19 and responses thereto on our business, including our supply chain, customer demand, workforce, operations; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; our inability to develop, introduce and commercialize new products; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; disruptions in production at one or more of our facilities; defects in our software; environmental, social and governance preferences and demands of various stakeholders and our ability to conform to such preferences and demands and to comply with any related regulatory requirements; the effects of climate change, negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; disruptions in production due to weather conditions, climate change, political instability or social unrest; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our limited ability to raise capital; problems in production quality, materials and process; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses or unclaimed property, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; our inability to successfully execute on our divestitures or acquisitions; our inability to realize the full value of our long-lived assets; costs relating to product defects and any related product liability and/or warranty claims; our inability to renew licenses with key technology licensors; the highly competitive, saturated and consolidated nature of our marketplace; the effects of restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects on the global economy of the ongoing military action by Russia in Ukraine; costs and potential liabilities associated with compliance or failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; risks associated with the majority stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; the impact of stockholder activism or securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023, in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the SEC.

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

Driven by a combination of our strong relationships, quality, technology, innovation, and supply-chain management, we believe we have strong positions in the following markets:

●	the U.S. prepaid debit market, including the largest U.S. Prepaid Debit Card program managers;

●	the U.S. small-to mid-sized financial institutions market, which includes independent community banks and credit unions;

●	the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers; and

●	the U.S. fintech market, where we produce and personalize Financial Payment Cards for financial technology companies.

Our business consists of the following reportable segments:

●	Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services to card-issuing financial institutions primarily in the United States;

●	Prepaid Debit, which primarily provides integrated prepaid card services to Prepaid Debit Card program managers primarily in the United States; and

●	“Other,” which includes corporate expenses.

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and may negatively influence our financial and operating results:

●	We believe some customers have reduced demand for our products and services and we may experience reduced demand from customers in the future due to the following:
o	Certain economic indicators continue to point towards the likelihood that the U.S. economy will experience a recession in the near future, which may cause our customers to have concerns about the broader economic environment and reduce overall spending, including on card programs or other products and services we offer.
o	Certain banks have recently experienced negative liquidity events, including some being taken over by industry regulators and others experiencing deposit outflows, deteriorating share prices and limited access to capital, leading to cautionary signals and uncertainty in the financial services industry. Following these events, we experienced reduced demand in the Debit and Credit segment.
o	Some of our customers may have anticipated supply-chain-related delays and correspondingly increased their own inventory of the Company’s products on hand during 2022.
●	We have experienced inflationary pressure in our supply chain, as well as delays and difficulties in sourcing key materials and components needed for our products. We have seen improvements in many areas and our production lead times have improved significantly, however we continue to have challenges in some areas which have resulted in increased costs of certain raw materials and components, longer supplier lead times and unpredictability. We continue to take actions to limit the impact of these dynamics.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$75,790	$68,316	$7,474	10.9%
Services	45,062	43,108	1,954	4.5%
Total net sales	120,852	111,424	9,428	8.5%
Cost of sales (1)	77,758	72,146	5,612	7.8%
Gross profit	43,094	39,278	3,816	9.7%
Operating expenses	22,496	21,297	1,199	5.6%
Income from operations	20,598	17,981	2,617	14.6%
Other expense, net:
Interest, net	(6,781)	(7,865)	1,084	(13.8)%
Other expense, net	(114)	(396)	282	(71.2)%
Income before taxes	13,703	9,720	3,983	41.0%
Income tax expense	(2,830)	(3,718)	888	(23.9)%
Net income	$10,873	$6,002	$4,871	81.2%

Gross profit margin	35.7%	35.3%

(1)	For the three months ended March 31, 2023 and 2022, net sales and cost of sales each include $0.3 million and less than $0.1 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2023 compared to the corresponding period in the prior year. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income.

Net Sales:

Net sales increased $9.4 million, or 8.5%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year, driven by the Debit and Credit segment. The increase was primarily due to increased sales of higher-priced contactless card products and personalization services and includes benefits from price increases.

Gross Profit and Gross Profit Margin:

Gross profit increased $3.8 million, or 9.7%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year. Gross profit margin was 35.7%, compared to 35.3% in the corresponding period in the prior year. The increase in gross profit was primarily due to operating leverage from higher net sales, including benefits from price increases, partially offset by inflationary impacts on materials costs and expenses associated with a production staffing model change in our Prepaid business.

Operating Expenses:

Operating expenses increased $1.2 million, or 5.6%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year, primarily due to a $1.9 million increase in compensation expenses, mainly in the “Other” segment, as a result of increased employee headcount and salary increases, partially offset by a $0.7 million decrease in professional services and other costs.

Interest, net:

Interest expense decreased $1.1 million, or 13.8%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year, primarily due to lower outstanding principal balances on our borrowings.

Other Expense, net:

Other expense, net decreased $0.3 million, or 71.2%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year, primarily due to lower unamortized deferred financing cost write-offs as a result of reduced retirements of our 8.625% Senior Secured Notes due 2026 (the “Senior Notes”) compared to the corresponding period in the prior year.

Income Tax Expense:

Our effective tax rate on pre-tax income was 20.7% and 38.2% for the three months ended March 31, 2023 and 2022, respectively. The decrease in our effective tax rate for the three months ended March 31, 2023 compared to the corresponding period in the prior year, was a result of increased deductibility of interest costs due to a tax election made by the Company in the third quarter of 2022 and the reduction of a valuation allowance in the first quarter of 2023 related to a state’s law change.

Segment Discussion

Debit and Credit:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales	$101,985	$92,015	$9,970	10.8%
Gross profit	$38,184	$32,230	$5,954	18.5%
Income from operations	$30,026	$24,110	$5,916	24.5%

Gross margin	37.4%	35.0%

Net Sales:

Net sales for Debit and Credit increased $10.0 million, or 10.8%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year. Products net sales increased primarily due to increased sales from existing customers, including benefits from the transition to contactless cards and price increases. Services net sales increased as a result of higher personalization sales due to higher sales from existing customers, including benefits from prices increases, and higher Card@Once services driven by a higher printer install base.

Gross Profit and Gross Profit Margin:

Gross profit for Debit and Credit increased $6.0 million, or 18.5%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year, primarily due to the net sales increase described above. Gross profit margin increased to 37.4% during the three months ended March 31, 2023, compared to 35.0% in the corresponding period in the prior year. The increase in gross margin was primarily due to operating leverage from higher net sales, including the benefit of price increases, partially offset by inflationary impacts on materials costs.

Income from Operations:

Income from operations for Debit and Credit increased $5.9 million, or 24.5%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year, due primarily to the factors discussed in “Gross Profit and Gross Profit Margin” above.

Prepaid Debit:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales	$19,130	$19,461	$(331)	(1.7)%
Gross profit	$4,910	$7,048	$(2,138)	(30.3)%
Income from operations	$3,677	$5,968	$(2,291)	(38.4)%

Gross margin	25.7%	36.2%

Net Sales:

Net sales for Prepaid Debit decreased $0.3 million, or 1.7%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year, primarily due to decreased volumes partially offset by the benefit of price increases.

Gross Profit and Gross Profit Margin:

Gross profit for Prepaid Debit decreased $2.1 million, or 30.3%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year. Gross profit margin for Prepaid Debit decreased to 25.7% for the three months ended March 31, 2023 compared to 36.2% in the corresponding period in the prior year. The decreases were primarily due to expenses incurred related to a change in our production staffing model, as we transitioned positions staffed with temporary workers to permanent employees, and lower net sales.

Income from Operations:

Income from operations for Prepaid Debit decreased $2.3 million, or 38.4%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year, primarily due to lower gross profit and an increase in operating expenses due to increased compensation costs.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Operating expenses	$13,105	$12,097	$1,008	8.3%

Operating Expenses:

Other operating expenses increased $1.0 million, or 8.3%, for the three months ended March 31, 2023 compared to the corresponding period in the prior year, primarily due to a $1.5 million increase in compensation expenses due to the factors described in the consolidated discussion above, partially offset by a $0.5 million decrease in professional services and other costs.

Liquidity and Capital Resources

At March 31, 2023, we had $14.2 million of cash and cash equivalents.

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

Senior Notes

On March 15, 2021, we completed a private offering of $310.0 million aggregate principal amount of the Senior Notes and related guarantees at an issue price of 100%. The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined based on an adjusted net income calculation pursuant to the terms of the indenture, and varies based on the Company’s annual net leverage ratio. The Company is required to offer to pay 50% of excess cash flow if the net leverage ratio exceeds 4.5 to 1; 25% if the net leverage ratio is between 4 to 1 and 4.5 to 1, and 0% if the net leverage ratio is no more than 4 to 1. Any required prepayments are to be made within 125 days after the issuance of the Company’s annual financial statements. No such payment was required to be made in 2023 based on the Company’s operating results for the year ended December 31, 2022.

As permitted by the indenture governing the Senior Notes, the Company may from time to time repurchase some or all of the Senior Notes in open market transactions, in privately negotiated transactions or otherwise. The Company may redeem some or all of the Senior Notes pursuant to the terms of the indenture at a redemption price initially set at 104.313% of the principal amount of the notes to be redeemed, and reducing over time to 100%, in each case plus accrued and unpaid interest. The timing and amount of any such redemptions or repurchases will depend upon market conditions, contractual commitments, the Company’s capital needs and other factors.

As of the three months ended March 31, 2023, the Company had $277.0 million aggregate principal amount outstanding on the Senior Notes, plus accrued and unpaid interest.

ABL

On March 15, 2021, we entered into a Credit Agreement with Wells Fargo Bank, National Association providing for an ABL Revolver of up to $50.0 million. On March 3, 2022, we entered into Amendment No. 1 to the Credit Agreement, which amended the ABL Revolver to among other things, increased the available borrowing capacity to $75.0 million, increased the uncommitted accordion feature to $25.0 million and revised the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, we entered into Amendment No. 2 to the Credit Agreement, which amended the ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory.

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. We may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. Through March 31, 2023, the applicable interest rate margin ranges from 1.50% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the ABL Revolver commitment accrues a monthly unused line fee, 0.50% per annum through March 31, 2023, multiplied by the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month. The interest rate margin and unused line fee percentage changed, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused line fee).

Amounts borrowed and outstanding under the ABL Revolver are required to be repaid in full, together with any accrued and unpaid interest, on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes (and may be subject to earlier mandatory prepayment upon certain events).

As of the three months ended March 31, 2023, the Company had $13.0 million in ABL Revolver borrowings outstanding, plus accrued and unpaid interest.

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2023 was $8.0 million compared to cash used in operating activities of $16.0 million during the three months ended March 31, 2022. Cash generated from earnings for the three months ended March 31, 2023 was partially offset by a decrease in accrued expenses of $11.4 million, primarily related to payments on accrued interest and employee performance incentive compensation during the period, and an increase in inventories by $1.5 million. These changes were partially offset by a decrease in accounts receivable of $4.3 million primarily due to lower net sales in the first quarter of 2023 compared to the fourth quarter of 2022.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2023 was $4.1 million, compared to $3.1 million during the three months ended March 31, 2022. Cash used in investing activities was related primarily to capital expenditures, including investments to support the business, such as machinery and information technology equipment. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $2.2 million during the three months ended March 31, 2023, compared to $3.5 million during the corresponding period in the prior year.

Financing Activities

During the three months ended March 31, 2023, cash used in financing activities was $0.8 million. Proceeds from the ABL Revolver were $8.0 million, we retired $8.0 million of Senior Notes and we paid $0.8 million of principal on financing leases.

During the three months ended March 31, 2022, cash provided by financing activities was $10.6 million. Proceeds from the ABL Revolver were $30.0 million and in connection with the ABL Amendment, we paid $0.3 million of debt issuance costs. A portion of the proceeds from the ABL Revolver were used to redeem $20.0 million of Senior Notes and to pay $0.6 million of early redemption costs. We received $2.1 million under financing leases and we paid $0.6 million of principal on financing leases.

Working Capital

Our working capital as of March 31, 2023 was $110.9 million, compared to $99.6 million as of March 31, 2022. The increase in our working capital as of March 31, 2023 was primarily due to a decrease in accrued expenses of $10.6 million, an increase in cash of $3.1 million and increased inventories of $1.3 million, partially offset by decreased accounts receivable of $4.4 million. Our working capital needs are typically highest in the first and third quarters due to the timing of payments for interest on outstanding borrowings and employee incentive compensation. The majority of our interest payments are due in the first and third quarters.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of March 31, 2023, the total projected principal and interest payments on our borrowings were $363.5 million, primarily related to the Senior Notes, of which $25.0 million of interest is expected to be paid in the next 12 months. The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2026, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the ABL Revolver, no early redemptions of principal on the Senior Notes, no early voluntary or required repayment of the borrowings under the ABL Revolver within the next twelve months, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early or refinance all or a portion of our borrowings in future periods.

Leases

We lease real property for production and services, in addition to equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Financing and Operating Leases, in our Annual Report on Form 10-K for the year ended December 31, 2022 for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of March 31, 2023, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, for which there were no material changes as of March 31, 2023, included:

●	Revenue recognition, including estimates of work performed but not completed, and
●	Income taxes, including estimates regarding future compensation for covered individuals, valuation allowances and uncertain tax positions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been the following material changes with respect to such risk factors.

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our business, financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10 and March 12, 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank and Signature Bank, respectively, after each bank was unable to continue their operations, and more recently, assisted with the assumption of First Republic Bank’s deposits and assets by JP Morgan Chase. These events exposed vulnerabilities in the banking sector, including uncertainties, significant volatility and contagion risk, any or all of which could have an adverse effect on our business, financial condition and results of operations.

In addition to the market-wide impacts, our reliance on financial institutions and non-traditional financial service providers such as fintechs as our primary customers expose us to additional risk from adverse events affecting the industry. The failure of financial institutions, the migration of deposits from smaller financial institutions to larger ones due to reduced confidence in or concerns about the stability of smaller financial institutions or non-traditional financial service providers, as well as consumers opening fewer new accounts at these institutions, may impact the quantity and timing of orders for our products. Additionally, the recent uncertainty in the banking sector, as well as broader economic conditions in general, may cause banks and financial institutions to implement precautionary measures such as reducing spending on card programs or being more selective about issuing or renewing cards to customers. Any of the foregoing events could result in lower demand for our products, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Critical vendors, third-party manufacturers, or other third parties on which we rely, could also be adversely affected by the liquidity and other risks related to bank failures, which in turn could result in material adverse impacts on our business, financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets and difficulty in accessing commercial financing on acceptable terms or at all due to tightening credit markets, covenant terms and higher interest rates. Any third-party bankruptcy or insolvency, or any breach or default by a third party on which we rely, or the loss of any significant supplier relationships, could result in material adverse impacts on our business, financial condition and results of operations.

Item 5. Other Information

(a) The Board of Directors (the “Board”) of the Company has approved the appointment of Jeffrey Hochstadt as the Company’s Chief Financial Officer (“CFO”), effective as of May 15, 2023. Mr. Hochstadt will succeed Amintore Schenkel, who previously notified the Company of his desire to step down due to family related reasons.

Prior to joining CPI, Mr. Hochstadt, 51, provided financial and strategy consulting services to clients in various industries from October 2021 to May 2023. Prior to that, beginning in 2006, Mr. Hochstadt held roles of increasing responsibility at The Western Union Company (“Western Union”), a multinational financial services company, including Global Head of Financial Planning and Analysis and most recently served as Chief Strategy Officer from January 2018 to March 2021. Prior to joining Western Union, Mr. Hochstadt held numerous financial and strategy roles for First Data Corporation, Morgan Stanley Capital International (MSCI), IBM, A.G. Edwards and Price Waterhouse. Mr. Hochstadt graduated with honors from the Olin School of Business at Washington University in St. Louis and received an MBA from the Wharton School of Business at the University of Pennsylvania.

Mr. Hochstadt does not have any family relationship with any director or executive officer of the Company, or any person nominated or chosen to become a director or executive officer of the Company, and there are no applicable transactions that would require disclosure under Item 404(a) of Regulation S-K.

In connection with Mr. Hochstadt’s appointment as CFO, he will receive an annual base salary of $400,000 and will be eligible for an annual bonus under the Company’s Short-Term Incentive Plan (“STIP”), with a STIP target opportunity of $325,000. STIP bonuses are based on individual and Company performance results and require recipients to be continuously employed through the date of the payout. For the 2023 STIP plan year, Mr. Hochstadt’s target bonus opportunity will be pro-rated from his start date. Additionally, Mr. Hochstadt will receive sign-on bonus consisting of an equity award with a grant date fair value of $250,000. He will also have an annual long-term incentive target award opportunity of $250,000, which will be prorated for 2023 and is expected to be granted quarterly. Mr. Hochstadt’s equity award will be granted under the Company’s Amended and Restated Omnibus Incentive Plan (the “Omnibus Plan”) in such form and on such terms as approved by the Compensation Committee of the Board. Mr. Hochstadt will be entitled to other benefits generally available to other executive officers of the Company, including severance benefits. The offer letter between the Company and Mr. Hochstadt is filed as Exhibit 10.1 to this report.

As part of the transition of the CFO duties to Mr. Hochstadt, Mr. Schenkel will remain with the Company as a full-time employee through June 30, 2023 and shall receive his base salary and other benefits through that time. The Company expects to enter into a consulting agreement effective July 1, 2023 with Mr. Schenkel, pursuant to which he may continue to provide advisory services to the Company’s Chief Executive Officer and the CFO for a period of time thereafter. Mr. Schenkel is also entitled to payment under the STIP of any short-term incentive compensation earned for the second quarter of 2023 and the pro-rata portion of any “annual performance incentive” that would be payable to Mr. Schenkel based on the Company’s 2023 annual performance.

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Offer Letter, dated May 3, 2023 by and between CPI Card Group Inc. and Jeffrey Hochstadt.
10.2	Form of Nonqualified Stock Option Agreement by and between CPI Card Group Inc. and Lane Dubin.
10.3	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and Lane Dubin.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.
May 9, 2023	/s/ Scott Scheirman
Scott Scheirman
Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	/s/ Amintore Schenkel
Amintore Schenkel
Chief Financial Officer
(Principal Financial Officer)

May 9, 2023	/s/ Donna Abbey
Donna Abbey
Chief Accounting Officer
(Principal Accounting Officer)