Form 10-Q
period 2023-06-30
CPI Card Group Inc.
filed 2023-08-08
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of August 1, 2023: 11,430,897

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$11,168	$11,037
Accounts receivable, net	75,291	80,583
Inventories, net	75,241	68,399
Prepaid expenses and other current assets	8,353	7,551
Total current assets	170,053	167,570
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net of accumulated depreciation of $67,023 and $61,922, respectively	58,941	57,178
Intangible assets, net of accumulated amortization of $49,831 and $47,897, respectively	16,054	17,988
Goodwill	47,150	47,150
Other assets	7,871	6,780
Total assets	$300,069	$296,666
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$22,570	$24,371
Accrued expenses	30,500	40,070
Deferred revenue and customer deposits	727	3,571
Total current liabilities	53,797	68,012
Long-term debt	284,416	285,522
Deferred income taxes	7,234	6,808
Other long-term liabilities	17,592	18,401
Total liabilities	363,039	378,743
Commitments and contingencies (Note 11)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,430,245 and 11,390,355 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	11	11
Capital deficiency	(106,668)	(108,379)
Accumulated earnings	43,687	26,291
Total stockholders’ deficit	(62,970)	(82,077)
Total liabilities and stockholders’ deficit	$300,069	$296,666

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Products	$63,946	$68,945	$139,736	$137,261
Services	51,014	44,363	96,076	87,471
Total net sales	114,960	113,308	235,812	224,732
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	41,308	43,055	87,288	86,149
Services (exclusive of depreciation and amortization shown below)	30,214	27,578	59,618	54,435
Depreciation and amortization	2,613	2,124	4,987	4,319
Total cost of sales	74,135	72,757	151,893	144,903
Gross profit	40,825	40,551	83,919	79,829
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	21,885	24,050	42,951	43,932
Depreciation and amortization	1,448	1,447	2,878	2,862
Total operating expenses	23,333	25,497	45,829	46,794
Income from operations	17,492	15,054	38,090	33,035
Other expense, net:
Interest, net	(6,740)	(7,146)	(13,521)	(15,011)
Other expense, net	(78)	(15)	(192)	(411)
Total other expense, net	(6,818)	(7,161)	(13,713)	(15,422)
Income before income taxes	10,674	7,893	24,377	17,613
Income tax expense	(4,151)	(1,742)	(6,981)	(5,460)
Net income	$6,523	$6,151	$17,396	$12,153

Basic and diluted earnings per share:
Basic earnings per share	$0.57	$0.55	$1.52	$1.08
Diluted earnings per share	$0.55	$0.52	$1.46	$1.04

Basic weighted-average shares outstanding	11,427,404	11,257,733	11,411,162	11,256,600
Diluted weighted-average shares outstanding	11,876,568	11,721,744	11,888,219	11,718,836

Comprehensive income:
Net income	$6,523	$6,151	$17,396	$12,153
Total comprehensive income	$6,523	$6,151	$17,396	$12,153

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
March 31, 2023	11,424,628	$11	$(107,907)	$37,164	$(70,732)
Shares issued under stock-based compensation plans	5,617	—	(51)	—	(51)
Stock-based compensation		—	1,290	—	1,290
Components of comprehensive income:
Net income		—	—	6,523	6,523
June 30, 2023	11,430,245	$11	$(106,668)	$43,687	$(62,970)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
December 31, 2022	11,390,355	$11	$(108,379)	$26,291	$(82,077)
Shares issued under stock-based compensation plans	39,890	—	(120)	—	(120)
Stock-based compensation		—	1,831	—	1,831
Components of comprehensive income:
Net income		—	—	17,396	17,396
June 30, 2023	11,430,245	$11	$(106,668)	$43,687	$(62,970)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
March 31, 2022	11,255,466	$11	$(109,821)	$(4,247)	$(114,057)
Shares issued under stock-based compensation plans	7,222	—	(60)	—	(60)
Stock-based compensation		—	1,001	—	1,001
Components of comprehensive income:
Net income		—	—	6,151	6,151
June 30, 2022	11,262,688	$11	$(108,880)	$1,904	$(106,965)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2021	11,255,466	$11	$(110,782)	$(10,249)	$(121,020)
Shares issued under stock-based compensation plans	7,222	—	(60)	—	(60)
Stock-based compensation		—	1,962	—	1,962
Components of comprehensive income:
Net income		—	—	12,153	12,153
June 30, 2022	11,262,688	$11	$(108,880)	$1,904	$(106,965)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$17,396	$12,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	5,931	5,248
Amortization expense	1,934	1,933
Stock-based compensation expense	1,831	1,962
Amortization of debt issuance costs and debt discount	936	967
Loss on debt extinguishment	218	395
Deferred income taxes	426	305
Other, net	253	788
Changes in operating assets and liabilities:
Accounts receivable	5,287	(12,280)
Inventories	(7,351)	(17,853)
Prepaid expenses and other assets	(1,381)	(409)
Income taxes, net	(772)	256
Accounts payable	(1,758)	1,690
Accrued expenses and other liabilities	(9,784)	(2,955)
Deferred revenue and customer deposits	(2,844)	(348)
Cash provided by (used in) operating activities	10,322	(8,148)
Investing activities
Capital expenditures for plant, equipment and leasehold improvements	(6,594)	(8,179)
Other	128	15
Cash used in investing activities	(6,466)	(8,164)
Financing activities
Principal payments on Senior Notes	(14,877)	(20,000)
Principal payments on ABL Revolver	—	(10,000)
Proceeds from ABL Revolver	13,000	35,000
Payments on debt extinguishment and other	(120)	(922)
Proceeds from finance lease financing	—	2,074
Payments on finance lease obligations	(1,739)	(1,435)
Cash (used in) provided by financing activities	(3,736)	4,717
Effect of exchange rates on cash	11	(37)
Net increase (decrease) in cash and cash equivalents	131	(11,632)
Cash and cash equivalents, beginning of period	11,037	20,683
Cash and cash equivalents, end of period	$11,168	$9,051
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$13,135	$13,985
Income taxes paid	$7,408	$5,746
Income taxes refunded	$(26)	$(449)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$168	$816
Financing leases	$2,169	$3,077
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$368	$3,110

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

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended June 30, 2023
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$64,001	$29,193	$93,194
Prepaid Debit	—	21,821	21,821
Intersegment eliminations	(55)	—	(55)
Total	$63,946	$51,014	$114,960

	Six Months Ended June 30, 2023
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$140,033	$55,146	$195,179
Prepaid Debit	—	40,951	40,951
Intersegment eliminations	(297)	(21)	(318)
Total	$139,736	$96,076	$235,812

	Three Months Ended June 30, 2022
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$69,031	$25,150	$94,181
Prepaid Debit	—	19,214	19,214
Intersegment eliminations	(86)	(1)	(87)
Total	$68,945	$44,363	$113,308

	Six Months Ended June 30, 2022
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$137,379	$48,817	$186,196
Prepaid Debit	—	38,675	38,675
Intersegment eliminations	(118)	(21)	(139)
Total	$137,261	$87,471	$224,732

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Trade accounts receivable	$66,139	$68,886
Unbilled accounts receivable	9,375	11,915
	75,514	80,801
Less allowance	(223)	(218)
	$75,291	$80,583

4. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Raw materials	$68,511	$61,434
Finished goods	10,574	10,300
Inventory reserve	(3,844)	(3,335)
	$75,241	$68,399

5

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Machinery and equipment	$73,038	$64,786
Machinery and equipment under financing leases	16,384	15,717
Furniture, fixtures and computer equipment	2,892	3,072
Leasehold improvements	15,249	14,703
Construction in progress	1,164	3,304
Operating lease right-of-use assets	17,237	17,518
	125,964	119,100
Less accumulated depreciation and amortization	(67,023)	(61,922)
	$58,941	$57,178

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at June 30, 2023
	June 30,	June 30,	(Using Fair Value Hierarchy)
	2023	2023	Level 1	Level 2	Level 3

	(dollars in thousands)
Liabilities:
Senior Notes	$270,000	$259,835	$—	$259,835	$—
ABL Revolver	$18,000	$18,000	$—	$18,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2022
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2022	2022	Level 1	Level 2	Level 3

	(dollars in thousands)
Liabilities:
Senior Notes	$285,000	$281,438	$—	$281,438	$—
ABL Revolver	$5,000	$5,000	$—	$5,000	$—

The aggregate fair value of the Company’s Senior Notes (as defined in Note 8, “Long-Term Debt”) was based on bank quotes. The fair value measurement associated with the ABL Revolver (as defined in Note 8, “Long-Term Debt”) approximates its carrying value as of June 30, 2023, given the applicable variable interest rates and nature of the security interest in Company assets.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

7. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Accrued payroll and related employee expenses	$7,291	$7,727
Accrued employee performance bonuses	3,095	8,576
Employer payroll taxes	414	1,092
Accrued rebates	2,607	2,668
Estimated sales tax liability	456	622
Accrued interest	6,805	7,275
Current operating and financing lease liabilities	5,909	5,697
Other	3,923	6,413
Total accrued expenses	$30,500	$40,070

Other accrued expenses as of June 30, 2023, and December 31, 2022, consisted primarily of miscellaneous accruals for invoices not yet received, self-insurance claims that have yet to be reported, and accrued royalties.

8. Long-Term Debt

As of June 30, 2023, and December 31, 2022, long-term debt consisted of the following:

	Interest	June 30,	December 31,
	Rate (1)	2023	2022

		(dollars in thousands)
Senior Notes	8.625%	$270,000	$285,000
ABL Revolver	6.461%	18,000	5,000
Unamortized deferred financing costs		(3,584)	(4,478)
Total long-term debt		284,416	285,522
Less current maturities		—	—
Long-term debt, net of current maturities		$284,416	$285,522
(1)	The Senior Notes bear interest at a fixed rate and the ABL Revolver bears interest at a variable rate.

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

During the six months ended June 30, 2023, the Company used cash on hand and available borrowing capacity under the ABL Revolver (defined below) to retire a portion of the Senior Notes totaling $15.0 million of the principal amount thereof plus accrued and unpaid interest thereon to the retirement dates.

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

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. The Company may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. Through March 31, 2023, the applicable interest rate margin ranged from 1.50% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the ABL Revolver commitment accrued a monthly unused line fee, 0.50% per annum through March 31, 2023, multiplied by the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month. The interest rate margin and unused line fee percentage changed, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused line fee).

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The remaining unamortized debt issuance costs recorded on the Senior Notes were $3.6 million and are reported as a reduction to the long-term debt balance as of June 30, 2023. The remaining unamortized net discount and debt issuance costs on the ABL Revolver and related Amendment were $1.3 million and are recorded as other assets (current and long-term) on the condensed consolidated balance sheet as of June 30, 2023.

9. Income Taxes

The Company’s effective tax rate on pre-tax income was 38.9% and 22.1% for the three months ended June 30, 2023, and 2022, respectively, and 28.6% and 31.0% for the six months ended June 30, 2023, and 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023, was primarily due to tax deduction limitations on executive compensation. The decrease in the effective tax rate for the six months ended June 30, 2023, was a result of increased deductibility of interest costs due to a tax election made by the Company in the third quarter of 2022 and the reduction of a valuation allowance in the first quarter of 2023 related to a state tax law change.

For the six months ended June 30, 2023, and 2022, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	June 30,
	2023	2022
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	5.1	5.5
Valuation allowance	(1.4)	2.5
Permanent items	1.3	1.4
Deductibility limitations on excess compensation	3.4	0.7
Other	(0.8)	(0.1)
Effective income tax rate	28.6%	31.0%

10. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Shares excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were 105,884 and 14,732 for the three months ended June 30, 2023, and 2022, respectively, and 132,594 and 40,874 for the six months ended June 30, 2023, and 2022, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Numerator:
Net income	$6,523	$6,151	$17,396	$12,153

Denominator:
Basic weighted-average common shares outstanding	11,427,404	11,257,733	11,411,162	11,256,600
Dilutive shares	449,164	464,011	477,057	462,236
Diluted weighted-average common shares outstanding	11,876,568	11,721,744	11,888,219	11,718,836

Basic earnings per share	$0.57	$0.55	$1.52	$1.08

Diluted earnings per share	$0.55	$0.52	$1.46	$1.04

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests and two of the patents have been invalidated in the IPR proceedings and two remain under review. The remaining proceedings in the patent office are scheduled to run through September 2023. Should any of the patents survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter, and no liability has been recorded as of June 30, 2023.

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

12. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, consultants, and directors. On May 27, 2021, the Company’s stockholders approved an amendment and restate of the Omnibus Plan, to among other things, increase the total number of shares of the Company’s Common Stock reserved and available for issuance, resulting in a total of 2,200,000 shares of Common Stock issuable under the Omnibus Plan.

Beginning in the first quarter of 2023, the Company’s employees that participate in the Company’s long-term incentive program will receive a quarterly grant comprising one-fourth of the annual equity-based incentive component of their total compensation. Executive awards will be awarded as a mix of restricted stock units and nonqualified stock options, and other employee awards will be comprised solely of restricted stock units. The number of shares awarded will be determined based on the grant-date fair value for nonqualified stock options and on a value tied to the monthly average closing price of the Company’s common stock for restricted stock units.

In June 2023, the Company implemented an additional long-term incentive program under the Omnibus Plan, independent of the quarterly awards described above, designed to retain and incentivize executive officers and certain key employees, excluding the Company’s President and Chief Executive Officer (“CEO”), comprised of restricted stock units. The first tranche was awarded in June 2023 and additional tranches will be awarded in August 2023 and November 2023, subject to continued employment on those dates. The awards vest ratably over a three-year period, subject to continued employment.

In June 2023, the Company also announced an award comprised of 25% nonqualified stock options and 75% restricted stock units to its CEO as an incentive to remain employed by the Company through February 28, 2024. The first one-third of the awards was granted in June 2023 with another one-third to be granted in August 2023 and the remainder in November 2023. All of these awards will vest ratably over a two-year period irrespective of employment status with expense related to these awards to be recognized by the Company through February 28, 2024. As part of the CEO’s incentive package, the requisite service and exercise periods for all of his outstanding awards granted prior to June 2023 were also modified with expense related to the modification being recognized in June 2023 through February 2024.

All equity awards are contingent and issued only upon approval by the compensation committee of the Company’s board of directors, or as otherwise permitted under the Omnibus Plan. The Company accounts for stock-based compensation pursuant to ASC 718, Share-Based Payments. All stock-based compensation is measured at fair value and expensed on a straight-line basis over the requisite service period for each tranche of the award.

During the six months ended June 30, 2023, the Company granted 49,929 options at a weighted average exercise price of $27.73. As of June 30, 2023, there were 823,108 options outstanding at a weighted average exercise price of $18.73.

During the six months ended June 30, 2023, the Company granted 219,381 restricted stock units at a weighted average grant date fair value of $26.50, and as of June 30, 2023, there were 274,641 outstanding restricted stock units at a weighted average grant date fair value of $26.07.

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

As of June 30, 2023, the Company’s reportable segments were as follows:

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

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$93,194	$21,821	$—	$(55)	$114,960
Cost of sales	60,156	14,034	—	(55)	74,135
Gross profit	33,038	7,787	—	—	40,825
Operating expenses	7,957	159	15,217	—	23,333
Income (loss) from operations	$25,081	$7,628	$(15,217)	$—	$17,492

EBITDA by segment:
Income (loss) from operations	$25,081	$7,628	$(15,217)	$—	$17,492
Depreciation and amortization	2,353	704	1,004	—	4,061
Other income (expenses)	21	1	(100)	—	(78)
EBITDA	$27,455	$8,333	$(14,313)	$—	$21,475

	Six Months Ended June 30, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$195,179	$40,951	$—	$(318)	$235,812
Cost of sales	123,957	28,254	—	(318)	151,893
Gross profit	71,222	12,697	—	—	83,919
Operating expenses	16,115	1,392	28,322	—	45,829
Income (loss) from operations	$55,107	$11,305	$(28,322)	$—	$38,090

EBITDA by segment:
Income (loss) from operations	$55,107	$11,305	$(28,322)	$—	$38,090
Depreciation and amortization	4,514	1,328	2,023	—	7,865
Other income (expenses)	26	1	(219)	—	(192)
EBITDA	$59,647	$12,634	$(26,518)	$—	$45,763

	Three Months Ended June 30, 2022
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$94,181	$19,214	$—	$(87)	$113,308
Cost of sales	60,093	12,751	—	(87)	72,757
Gross profit	34,088	6,463	—	—	40,551
Operating expenses	8,769	1,147	15,581	—	25,497
Income (loss) from operations	$25,319	$5,316	$(15,581)	$—	$15,054

EBITDA by segment:
Income (loss) from operations	$25,319	$5,316	$(15,581)	$—	$15,054
Depreciation and amortization	1,950	584	1,037	—	3,571
Other income (expenses)	4	(1)	(18)	—	(15)
EBITDA	$27,273	$5,899	$(14,562)	$—	$18,610

	Six Months Ended June 30, 2022
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$186,196	$38,675	$—	$(139)	$224,732
Cost of sales	119,878	25,164	—	(139)	144,903
Gross profit	66,318	13,511	—	—	79,829
Operating expenses	16,889	2,227	27,678	—	46,794
Income (loss) from operations	$49,429	$11,284	$(27,678)	$—	$33,035

EBITDA by segment:
Income (loss) from operations	$49,429	$11,284	$(27,678)	$—	$33,035
Depreciation and amortization	3,931	1,182	2,068	—	7,181
Other income (expenses)	7	(3)	(415)	—	(411)
EBITDA	$53,367	$12,463	$(26,025)	$—	$39,805

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Total segment EBITDA	$21,475	$18,610	$45,763	$39,805
Interest, net	(6,740)	(7,146)	(13,521)	(15,011)
Income tax expense	(4,151)	(1,742)	(6,981)	(5,460)
Depreciation and amortization	(4,061)	(3,571)	(7,865)	(7,181)
Net income	$6,523	$6,151	$17,396	$12,153

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; a deterioration in general economic conditions, including inflationary conditions and resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; a disruption or other failure in our supply chain, including as a result of the Russia-Ukraine conflict and with respect to single source suppliers, or the failure or inability of suppliers to comply with our code of conduct or contractual requirements, or political unrest in countries in which our suppliers operate, resulting in increased costs and inability to pass those costs on to our customers and extended production lead times and difficulty meeting customers’ delivery expectations; our failure to retain our existing customers or identify and attract new customers; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our status as an accelerated filer and complying with Section 404 of the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting; our inability to recruit, retain and develop qualified personnel, including key personnel; the potential effects of COVID-19 and responses thereto on our business, including our supply chain, customer demand, workforce, operations; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; our inability to develop, introduce and commercialize new products; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; disruptions in production at one or more of our facilities; defects in our software; environmental, social and governance preferences and demands of various stakeholders and our ability to conform to such preferences and demands and to comply with any related regulatory requirements; the effects of climate change, negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; disruptions in production due to weather conditions, climate change, political instability or social unrest; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our limited ability to raise capital; problems in production quality, materials and process; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses or unclaimed property, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; our inability to successfully execute on our divestitures or acquisitions; our inability to realize the full value of our long-lived assets; costs relating to product defects and any related product liability and/or warranty claims; our inability to renew licenses with key technology licensors; the highly competitive, saturated and consolidated nature of our marketplace; the effects of restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects on the global economy of the ongoing military action by Russia in Ukraine; costs and potential liabilities associated with compliance or failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; risks associated with the majority stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; the impact of stockholder activism or securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023, in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the SEC.

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

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and may negatively influence our financial and operating results:

We believe some customers have reduced demand for our products and services and we may experience reduced demand from customers in the future due to the following:

●	Certain economic indicators continue to point towards the likelihood that the U.S. economy will experience an economic slowdown or recession in the near future, which we believe has caused, and may in the future cause, some of our customers to have concerns about the broader economic environment and therefore reduce overall spending, including on card programs or other products and services we offer.
●	Certain banks have experienced negative liquidity events, including some being taken over by industry regulators and others experiencing deposit outflows, deteriorating share prices and limited access to capital, leading to cautionary signals and uncertainty in the financial services industry. Following these events, we experienced reduced demand in the Debit and Credit segment.
●	Some of our customers may have anticipated supply-chain-related delays and correspondingly increased their own inventory of the Company’s products on hand during 2022. As supply-chain lead times have improved and given the economic concerns noted above, some customers may now be more focused on reducing their inventory levels.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$63,946	$68,945	$(4,999)	(7.3)%	$139,736	$137,261	$2,475	1.8%
Services	51,014	44,363	6,651	15.0%	96,076	87,471	8,605	9.8%
Total net sales	114,960	113,308	1,652	1.5%	235,812	224,732	11,080	4.9%
Cost of sales (1)	74,135	72,757	1,378	1.9%	151,893	144,903	6,990	4.8%
Gross profit	40,825	40,551	274	0.7%	83,919	79,829	4,090	5.1%
Operating expenses	23,333	25,497	(2,164)	(8.5)%	45,829	46,794	(965)	(2.1)%
Income from operations	17,492	15,054	2,438	16.2%	38,090	33,035	5,055	15.3%
Other expense, net:
Interest, net	(6,740)	(7,146)	406	(5.7)%	(13,521)	(15,011)	1,490	(9.9)%
Other expense, net	(78)	(15)	(63)	*	(192)	(411)	219	(53.3)%
Income before taxes	10,674	7,893	2,781	35.2%	24,377	17,613	6,764	38.4%
Income tax expense	(4,151)	(1,742)	(2,409)	138.3%	(6,981)	(5,460)	(1,521)	27.9%
Net income	$6,523	$6,151	$372	6.0%	$17,396	$12,153	$5,243	43.1%

Gross profit margin	35.5%	35.8%			35.6%	35.5%

* Calculation not meaningful

(1)	For the three months ended June 30, 2023, and 2022, net sales and cost of sales each include less than $0.1 million of intersegment eliminations. For the six months ended June 30, 2023, and 2022, net sales and cost of sales each include $0.3 million and $0.1 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2023, compared to the corresponding periods in the prior year. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income.

Net Sales:

Net sales increased for the three months ended June 30, 2023. Services net sales increased due to higher personalization sales in our Debit and Credit segment, as well as higher sales in our Prepaid segment, partially offset by a decrease in Products net sales in the Debit and Credit segment, due to lower volumes. Net sales also benefited from price increases.

Net sales increased for the six months ended June 30, 2023, primarily due to increased sales in our Debit and Credit segment, driven by increased sales of personalization, Card@Once services and contactless card products. Net sales also benefited from price increases, which were primarily implemented in 2022.

Gross Profit and Gross Profit Margin:

Gross profit was relatively consistent for the three months ended June 30, 2023. Gross profit increased for the six months ended June 30, 2023, primarily due to increased net sales and operating leverage, including the benefit of price increases.

Gross profit margin was relatively consistent for both the three and six months ended June 30, 2023.

Operating Expenses:

Operating expenses decreased for the three and six months ended June 30, 2023. For the three months ended June 30, 2023, the decrease was primarily due to lower operating expenses in our Prepaid Debit segment and decreased professional services. Compensation expense slightly increased, as the impacts of increased employee headcount, salary increases and compensation related to an executive retention agreement were offset by lower employee short-term incentive compensation. For the six months ended June 30, 2023, the decrease was primarily due to decreased professional services and lower operating expenses in our Prepaid Debit segment, which were partially offset by an increase in compensation related expenses, mainly in the “Other” segment, as a result of increased employee headcount and salary increases.

Interest, net:

Interest expense decreased for the three and six months ended June 30, 2023, primarily due to lower outstanding principal balances on our borrowings. For the six months ended June 30, 2022, interest expense also included a $0.6 million premium paid relating to the $20.0 million early redemption of the 8.625% Senior Secured Notes due 2026 (the “Senior Notes”).

Other Expense, net:

Other expense, net was relatively consistent for the both the three and six months ended June 30, 2023.

Income Tax Expense:

Our effective tax rate on pre-tax income was 38.9% and 22.1% for the three months ended June 30, 2023, and 2022, respectively, and 28.6% and 31.0% for the six months ended June 30, 2023, and 2022, respectively. The increase in the effective tax rate for the three months ended June 30, 2023, was primarily due to tax deduction limitations on executive compensation. The decrease in the effective tax rate for the six months ended June 30, 2023, was a result of increased deductibility of interest costs due to a tax election made in the third quarter of 2022 and the reduction of a valuation allowance in the first quarter of 2023 related to a state tax law change.

Segment Discussion

Debit and Credit:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales	$93,194	$94,181	$(987)	(1.0)%	$195,179	$186,196	$8,983	4.8%
Gross profit	$33,038	$34,088	$(1,050)	(3.1)%	$71,222	$66,318	$4,904	7.4%
Income from operations	$25,081	$25,319	$(238)	(0.9)%	$55,107	$49,429	$5,678	11.5%

Gross profit margin	35.5%	36.2%			36.5%	35.6%

Net Sales:

Net sales for Debit and Credit decreased for the three months ended June 30, 2023, primarily due to a decrease in Products net sales, driven by declines in eco-focused card volumes, partially offset by increases in other contactless card sales, new customer sales and higher non-EMV card sales. The decrease in Product net sales was partially offset by an increase in Services net sales, primarily due to higher personalization sales, driven by our print-on-demand services, and higher Card@Once services driven by a higher printer install base. Net Sales also benefited from price increases, which were primarily implemented in 2022.

Net sales for Debit and Credit increased for the six months ended June 30, 2023, primarily due to an increase in Services net sales due to higher personalization sales and higher Card@Once services driven by a higher printer install base. Products net sales increased primarily due to new customer sales, increased sales to existing customers driven by contactless cards sales, and increased sales of non-EMV cards. Net Sales also benefited from price increases.

Gross Profit and Gross Profit Margin:

Gross profit for Debit and Credit decreased for the three months ended June 30, 2023, primarily due to higher production costs and lower sales volumes. Gross profit for Debit and Credit increased for the six months ended June 30, 2023, primarily due to the net sales increase described above.

Gross profit margin slightly decreased for the three months ended June 30, 2023, primarily due to higher production costs and lower sales volumes. Gross profit margin slightly increased for the six months ended June 30, 2023, primarily due to operating leverage from higher net sales, including the benefit of price increases.

Income from Operations:

The changes in income from operations for Debit and Credit for the three and six months ended June 30, 2023, were primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above and decreases in operating expenses related to compensation related expenses and professional services.

Prepaid Debit:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales	$21,821	$19,214	$2,607	13.6%	$40,951	$38,675	$2,276	5.9%
Gross profit	$7,787	$6,463	$1,324	20.5%	$12,697	$13,511	$(814)	(6.0)%
Income from operations	$7,628	$5,316	$2,312	43.5%	$11,305	$11,284	$21	0.2%

Gross profit margin	35.7%	33.6%			31.0%	34.9%

Net Sales:

Net sales for Prepaid Debit increased for the three and six months ended June 30, 2023, primarily due to increased volumes from existing customers.

Gross Profit and Gross Profit Margin:

Gross profit for Prepaid Debit increased for the three months ended June 30, 2023, primarily due to higher net sales. Gross profit for Prepaid Debit decreased for the six months ended June 30, 2023, primarily due to expenses incurred related to a change in our production staffing model, partially offset by higher sales.

Gross profit margin increased for the three months ended June 30, 2023, primarily due to increased operating leverage from higher net sales. Gross profit margin for Prepaid Debit decreased for the six months ended June 30, 2023, primarily due to expenses incurred related to a change in our production staffing model.

Income from Operations:

Income from operations for Prepaid Debit increased for the three and six months ended June 30, 2023, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above and lower operating expenses.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)
Operating expenses	$15,217	$15,581	$(364)	(2.3)%	$28,322	$27,678	$644	2.3%

Operating Expenses:

Other operating expenses decreased for the three months ended June 30, 2023, primarily due to decreased professional services. Compensation expense slightly increased, as the impacts of increased employee headcount, salary increases and compensation related to an executive retention agreement were offset by lower employee short-term incentive compensation.

Other operating expenses increased for the six months ended June 30, 2023, primarily due to increased compensation expenses as a result of increased employee headcount and salary increases, partially offset by a decrease in professional services.

Liquidity and Capital Resources

As of June 30, 2023, we had $11.2 million of cash and cash equivalents.

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

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined based on an adjusted net income calculation pursuant to the terms of the indenture, and varies based on the Company’s annual net leverage ratio. The Company is required to offer to pay 50% of excess cash flow if the net leverage ratio exceeds 4.5 to 1; 25% if the net leverage ratio is between 4 to 1 and 4.5 to 1, and 0% if the net leverage ratio is less than or equal to 4 to 1. Any required prepayments are to be made within 125 days after the issuance of the Company’s annual financial statements. No such payment was required to be made in 2023 based on the Company’s operating results for the year ended December 31, 2022.

As permitted by the indenture governing the Senior Notes, the Company may from time to time repurchase some or all of the Senior Notes in open market transactions, in privately negotiated transactions or otherwise. Beginning March 15, 2023, the Company may redeem some or all of the Senior Notes pursuant to the terms of the indenture at a redemption price initially set at 104.313% of the principal amount of the notes to be redeemed, and reducing over time to 100%, in each case plus accrued and unpaid interest. The timing and amount of any such redemptions or repurchases will depend upon market conditions, contractual commitments, the Company’s capital needs and other factors.

As of June 30, 2023, the Company had $270.0 million aggregate principal amount outstanding on the Senior Notes, plus accrued and unpaid interest.

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

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. We may select a one, three or six month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. Through March 31, 2023, the applicable interest rate margin ranged from 1.50% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the ABL Revolver commitment accrued a monthly unused line fee, 0.50% per annum through March 31, 2023, multiplied by the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month. The interest rate margin and unused line fee percentage changed, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused line fee).

Amounts borrowed and outstanding under the ABL Revolver are required to be repaid in full, together with any accrued and unpaid interest, on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes (and may be subject to earlier mandatory prepayment upon certain events).

As of June 30, 2023, the Company had $18.0 million in ABL Revolver borrowings outstanding, plus accrued and unpaid interest.

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2023 was $10.3 million compared to cash used in operating activities of $8.1 million during the six months ended June 30, 2022.

The increase in cash provided by operating activities was primarily generated from earnings for the six months ended June 30, 2023, and was aided by reductions in accounts receivable in 2023 due to lower sales growth compared to the prior year period, and a decrease in inventory purchases in 2023 as inventory levels were increased in 2022 to help mitigate supply-chain constraints.

These positive increases to cash flow were partially offset by higher employee performance incentive compensation payments and lower incentive compensation and sales-based accruals in 2023.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 was $6.5 million, compared to $8.2 million during the six months ended June 30, 2022. Cash used in investing activities was related primarily to capital expenditures, including investments to support the business, such as machinery and information technology equipment. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $2.2 million during the six months ended June 30, 2023, compared to $3.1 million during the corresponding period in the prior year.

Financing Activities

During the six months ended June 30, 2023, cash used in financing activities was $3.7 million. Proceeds from the ABL Revolver of $13.0 million were offset by payments of $14.9 million to retire the Senior Notes and $1.7 million for principal on financing leases.

During the six months ended June 30, 2022, cash provided by financing activities was $4.7 million. Net proceeds from the ABL Revolver were $25.0 million and we paid $0.3 million of debt issuance costs in connection with the Amendment to the ABL Revolver. A portion of the proceeds from the ABL Revolver were used to redeem $20.0 million of Senior Notes and to pay $0.6 million of early redemption costs. We received $2.1 million and paid $1.4 million of principal on financing leases.

Working Capital

Our working capital as of June 30, 2023 was $116.3 million, compared to $99.6 million as of December 31, 2022. The increase in our working capital as of June 30, 2023 was primarily due to an increase in inventories of $6.8 million, a decrease in accrued expenses of $9.6 million, and decreased deferred revenue and customer deposits of $2.8 million, partially offset by decreased accounts receivable of $5.3 million. Our working capital needs are typically highest in the first and third quarters due to the timing of payments for interest on outstanding borrowings and employee incentive compensation.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of June 30, 2023, the total projected principal and interest payments on our borrowings were $359.9 million, primarily related to the Senior Notes, of which $24.7 million of interest is expected to be paid in the next 12 months. The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2026, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the ABL Revolver, no early redemptions of principal on the Senior Notes, no early voluntary or required repayment of the borrowings under the ABL Revolver within the next twelve months, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early or refinance all or a portion of our borrowings in future periods.

Leases

We lease real property for production and services, in addition to equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Financing and Operating Leases, in our Annual Report on Form 10-K for the year ended December 31, 2022 for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of June 30, 2023, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, for which there were no material changes as of June 30, 2023, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests and two of the patents have been invalidated in the IPR proceedings and two remain under review. The remaining proceedings in the patent office are scheduled to run through September 2023. Should any of the patents survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably.

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

CPI CARD GROUP INC.
August 8, 2023	/s/ Scott Scheirman
Scott Scheirman
Chief Executive Officer
(Principal Executive Officer)

August 8, 2023	/s/ Jeffrey Hochstadt
Jeffrey Hochstadt
Chief Financial Officer
(Principal Financial Officer)

August 8, 2023	/s/ Donna Abbey
Donna Abbey
Chief Accounting Officer
(Principal Accounting Officer)