Form 10-Q
period 2023-09-30
CPI Card Group Inc.
filed 2023-11-07
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of November 1, 2023: 11,456,146

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,473	$11,037
Accounts receivable, net	67,546	80,583
Inventories, net	74,080	68,399
Prepaid expenses and other current assets	8,747	7,551
Total current assets	160,846	167,570
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net of accumulated depreciation of $66,437 and $61,922, respectively	62,643	57,178
Intangible assets, net of accumulated amortization of $50,797 and $47,897, respectively	15,088	17,988
Goodwill	47,150	47,150
Other assets	6,388	6,780
Total assets	$292,115	$296,666
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$16,876	$24,371
Accrued expenses	27,967	40,070
Deferred revenue and customer deposits	787	3,571
Total current liabilities	45,630	68,012
Long-term debt	272,669	285,522
Deferred income taxes	7,920	6,808
Other long-term liabilities	22,616	18,401
Total liabilities	348,835	378,743
Commitments and contingencies (Note 11)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,453,549 and 11,390,355 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	11	11
Capital deficiency	(104,275)	(108,379)
Accumulated earnings	47,544	26,291
Total stockholders’ deficit	(56,720)	(82,077)
Total liabilities and stockholders’ deficit	$292,115	$296,666

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Products	$55,689	$71,606	$195,425	$208,867
Services	50,174	52,971	146,250	140,442
Total net sales	105,863	124,577	341,675	349,309
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	37,540	42,702	124,828	128,851
Services (exclusive of depreciation and amortization shown below)	29,574	31,190	89,192	85,625
Depreciation and amortization	2,597	2,245	7,584	6,564
Total cost of sales	69,711	76,137	221,604	221,040
Gross profit	36,152	48,440	120,071	128,269
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	21,783	23,403	64,734	67,335
Depreciation and amortization	1,408	1,592	4,286	4,454
Total operating expenses	23,191	24,995	69,020	71,789
Income from operations	12,961	23,445	51,051	56,480
Other expense, net:
Interest, net	(6,714)	(7,323)	(20,235)	(22,334)
Other expense, net	(53)	(63)	(245)	(474)
Total other expense, net	(6,767)	(7,386)	(20,480)	(22,808)
Income before income taxes	6,194	16,059	30,571	33,672
Income tax expense	(2,337)	(4,149)	(9,318)	(9,609)
Net income	$3,857	$11,910	$21,253	$24,063

Basic and diluted earnings per share:
Basic earnings per share	$0.34	$1.06	$1.86	$2.14
Diluted earnings per share	$0.33	$1.01	$1.79	$2.05

Basic weighted-average shares outstanding	11,432,794	11,265,767	11,418,372	11,259,655
Diluted weighted-average shares outstanding	11,827,816	11,788,921	11,861,868	11,730,668

Comprehensive income:
Net income	$3,857	$11,910	$21,253	$24,063
Total comprehensive income	$3,857	$11,910	$21,253	$24,063

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
June 30, 2023	11,430,245	$11	$(106,668)	$43,687	$(62,970)
Shares issued under stock-based compensation plans	23,304	—	(207)	—	(207)
Stock-based compensation	—	—	2,600	—	2,600
Components of comprehensive income:
Net income	—	—	—	3,857	3,857
September 30, 2023	11,453,549	$11	$(104,275)	$47,544	$(56,720)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
December 31, 2022	11,390,355	$11	$(108,379)	$26,291	$(82,077)
Shares issued under stock-based compensation plans	63,194	—	(327)	—	(327)
Stock-based compensation	—	—	4,431	—	4,431
Components of comprehensive income:
Net income	—	—	—	21,253	21,253
September 30, 2023	11,453,549	$11	$(104,275)	$47,544	$(56,720)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
June 30, 2022	11,262,688	$11	$(108,880)	$1,904	$(106,965)
Shares issued under stock-based compensation plans	25,221	—	(171)	—	(171)
Stock-based compensation	—	—	966	—	966
Components of comprehensive income:
Net income	—	—	—	11,910	11,910
September 30, 2022	11,287,909	$11	$(108,085)	$13,814	$(94,260)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings (loss)	Total
December 31, 2021	11,255,466	$11	$(110,782)	$(10,249)	$(121,020)
Shares issued under stock-based compensation plans	32,443	—	(231)	—	(231)
Stock-based compensation	—	—	2,928	—	2,928
Components of comprehensive income:
Net income	—	—	—	24,063	24,063
September 30, 2022	11,287,909	$11	$(108,085)	$13,814	$(94,260)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$21,253	$24,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,970	8,118
Amortization expense	2,900	2,900
Stock-based compensation expense	4,431	2,928
Amortization of debt issuance costs and debt discount	1,397	1,449
Loss on debt extinguishment	243	395
Deferred income taxes	1,112	1,192
Other, net	(156)	437
Changes in operating assets and liabilities:
Accounts receivable	12,988	(14,862)
Inventories	(5,806)	(13,916)
Prepaid expenses and other assets	422	1,501
Income taxes, net	(1,616)	(1,577)
Accounts payable	(7,805)	(440)
Accrued expenses and other liabilities	(13,283)	(3,208)
Deferred revenue and customer deposits	(2,784)	2,733
Cash provided by operating activities	22,266	11,713
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(6,076)	(14,440)
Other	183	95
Cash used in investing activities	(5,893)	(14,345)
Financing activities
Principal payments on Senior Notes	(16,954)	(20,000)
Principal payments on ABL Revolver	(10,000)	(10,000)
Proceeds from ABL Revolver	13,000	35,000
Payments on debt extinguishment and other	(327)	(1,093)
Proceeds from finance lease financing	—	2,074
Payments on finance lease obligations	(2,655)	(2,457)
Cash (used in) provided by financing activities	(16,936)	3,524
Effect of exchange rates on cash	(1)	(68)
Net (decrease) increase in cash and cash equivalents	(564)	824
Cash and cash equivalents, beginning of period	11,037	20,683
Cash and cash equivalents, end of period	$10,473	$21,507
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$25,307	$27,026
Income taxes paid	$9,994	$10,859
Income taxes refunded	$(25)	$(449)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,641	$816
Financing leases	$6,989	$7,783
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$977	$1,781

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

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended September 30, 2023
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$55,934	$27,846	$83,780
Prepaid Debit	—	22,335	22,335
Intersegment eliminations	(245)	(7)	(252)
Total	$55,689	$50,174	$105,863

	Nine Months Ended September 30, 2023
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$195,967	$82,992	$278,959
Prepaid Debit	—	63,286	63,286
Intersegment eliminations	(542)	(28)	(570)
Total	$195,425	$146,250	$341,675

	Three Months Ended September 30, 2022
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$71,857	$27,655	$99,512
Prepaid Debit	—	25,335	25,335
Intersegment eliminations	(251)	(19)	(270)
Total	$71,606	$52,971	$124,577

	Nine Months Ended September 30, 2022
	Products	Services	Total

	(dollars in thousands)
Debit and Credit	$209,236	$76,472	$285,708
Prepaid Debit	—	64,010	64,010
Intersegment eliminations	(369)	(40)	(409)
Total	$208,867	$140,442	$349,309

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Trade accounts receivable	$58,402	$68,886
Unbilled accounts receivable	9,375	11,915
	67,777	80,801
Less allowance	(231)	(218)
	$67,546	$80,583

4. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Raw materials	$67,742	$61,434
Finished goods	9,799	10,300
Inventory reserve	(3,461)	(3,335)
	$74,080	$68,399

5

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Machinery and equipment	$65,846	$64,786
Machinery and equipment under financing leases	21,205	15,717
Furniture, fixtures and computer equipment	2,357	3,072
Leasehold improvements	15,480	14,703
Construction in progress	4,511	3,304
Operating lease right-of-use assets	19,681	17,518
	129,080	119,100
Less accumulated depreciation and amortization	(66,437)	(61,922)
	$62,643	$57,178

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at September 30, 2023
	September 30,	September 30,	(Using Fair Value Hierarchy)
	2023	2023	Level 1	Level 2	Level 3

	(dollars in thousands)
Liabilities:
Senior Notes	$267,897	$264,548	$—	$264,548	$—
ABL Revolver	$8,000	$8,000	$—	$8,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2022
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2022	2022	Level 1	Level 2	Level 3

	(dollars in thousands)
Liabilities:
Senior Notes	$285,000	$281,438	$—	$281,438	$—
ABL Revolver	$5,000	$5,000	$—	$5,000	$—

The aggregate fair value of the Company’s Senior Notes (as defined in Note 8, “Long-Term Debt”) was based on bank quotes. The fair value measurement associated with the ABL Revolver (as defined in Note 8, “Long-Term Debt”) approximates its carrying value as of September 30, 2023, given the applicable variable interest rates and nature of the security interest in Company assets.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

7. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Accrued payroll and related employee expenses	$10,098	$7,727
Accrued employee performance bonuses	1,038	8,576
Employer payroll taxes	913	1,092
Accrued rebates	3,977	2,668
Estimated sales tax liability	458	622
Accrued interest	970	7,275
Current operating and financing lease liabilities	6,652	5,697
Other	3,861	6,413
Total accrued expenses	$27,967	$40,070

Other accrued expenses as of September 30, 2023, and December 31, 2022, consisted primarily of miscellaneous accruals for invoices not yet received, self-insurance claims that have yet to be reported, and accrued property taxes.

8. Long-Term Debt

As of September 30, 2023, and December 31, 2022, long-term debt consisted of the following:

	Interest	September 30,	December 31,
	Rate (1)	2023	2022

		(dollars in thousands)
Senior Notes	8.625%	$267,897	$285,000
ABL Revolver	6.674%	8,000	5,000
Unamortized deferred financing costs		(3,228)	(4,478)
Total long-term debt		272,669	285,522
Less current maturities		—	—
Long-term debt, net of current maturities		$272,669	$285,522
(1)	The Senior Notes bear interest at a fixed rate and the ABL Revolver bears interest at a variable rate.

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

During the nine months ended September 30, 2023, the Company used cash on hand and available borrowing capacity under the ABL Revolver (defined below) to retire a portion of the Senior Notes totaling $17.1 million of the principal amount thereof plus accrued and unpaid interest thereon to the retirement dates.

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

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The remaining unamortized debt issuance costs recorded on the Senior Notes were $3.2 million and are reported as a reduction to the long-term debt balance as of September 30, 2023. The remaining unamortized net discount and debt issuance costs on the ABL Revolver and related Amendment were $1.1 million and are recorded as other assets (current and long-term) on the condensed consolidated balance sheet as of September 30, 2023.

9. Income Taxes

The Company’s effective tax rate on pre-tax income was 37.7% and 25.8% for the three months ended September 30, 2023, and 2022, respectively, and 30.5% and 28.5% for the nine months ended September 30, 2023, and 2022, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2023, was due to tax deduction limitations on executive compensation. The effective tax rate for the three months ended September 30, 2023, also increased due to the reduction of the federal valuation allowance recorded in the third quarter of 2022 as a result of increased deductibility of interest costs due to a tax election made by the Company in the third quarter of 2022.

For the nine months ended September 30, 2023, and 2022, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	September 30,
	2023	2022
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	5.3	5.5
Valuation allowance	(1.1)	—
Permanent items	2.0	1.3
Deductibility limitations on excess compensation	4.0	0.7
Other	(0.7)	—
Effective income tax rate	30.5%	28.5%

10. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Shares excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were 160,384 and 5,425 for the three months ended September 30, 2023, and 2022, respectively, and 210,457 and 12,841 for the nine months ended September 30, 2023, and 2022, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Numerator:
Net income	$3,857	$11,910	$21,253	$24,063

Denominator:
Basic weighted-average common shares outstanding	11,432,794	11,265,767	11,418,372	11,259,655
Dilutive shares	395,022	523,154	443,496	471,013
Diluted weighted-average common shares outstanding	11,827,816	11,788,921	11,861,868	11,730,668

Basic earnings per share	$0.34	$1.06	$1.86	$2.14

Diluted earnings per share	$0.33	$1.01	$1.79	$2.05

11. Commitments and Contingencies

Commitments

During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2024 and 2029 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs. The Company’s financing leases expire at various dates between 2023 and 2028 and contain purchase options which the Company may exercise to keep the machinery in use.

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests and three of the patents have been invalidated in the IPR proceedings and one remains under review. The remaining proceedings in the patent office are scheduled to run through November 2023. Should the remaining patent survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter, and no liability has been recorded as of September 30, 2023.

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

12. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, consultants, and directors. On May 27, 2021, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan, to among other things, increase the total number of shares of the Company’s Common Stock reserved and available for issuance, resulting in a total of 2,200,000 shares of Common Stock issuable under the Omnibus Plan.

Beginning in the first quarter of 2023, the Company’s employees that participate in the Company’s long-term incentive program will receive a quarterly grant comprising one-fourth of the annual equity-based incentive component of their total compensation. Executive awards will consist of a mix of restricted stock units and nonqualified stock options, and other employee awards will be comprised solely of restricted stock units. The number of shares awarded will be determined based on the grant-date fair value for nonqualified stock options and on a value tied to the monthly average closing price of the Company’s common stock for restricted stock units.

In June 2023, the Company implemented an additional long-term incentive program under the Omnibus Plan, independent of the quarterly awards described above, designed to retain and incentivize executive officers and certain key employees, excluding the Company’s President and Chief Executive Officer (“CEO”), comprised of restricted stock units. The first tranche was awarded in June 2023 and the second tranche was awarded in August 2023. The third and final tranche will be awarded in November 2023, subject to continued employment at that date. The awards vest ratably over a three-year period, subject to continued employment.

In June 2023, the Company also announced an award comprised of 25% nonqualified stock options and 75% restricted stock units to its CEO as an incentive to remain employed by the Company through February 28, 2024. The first one-third of the awards was granted in June 2023, the second one-third was granted in August 2023, and the remainder will be granted in November 2023. All of these awards will vest ratably over a two-year period irrespective of employment status with expense related to these awards to be recognized by the Company through February 28, 2024. As part of the CEO’s incentive package, the requisite service and exercise periods for his awards granted in 2023 prior to June 2023 were also modified with expense related to the modification being recognized in June 2023 through February 2024.

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

During the nine months ended September 30, 2023, the Company granted 92,655 options at a weighted average exercise price of $24.48. As of September 30, 2023, there were 865,834 options outstanding at a weighted average exercise price of $18.82.

During the nine months ended September 30, 2023, the Company granted 429,655 restricted stock units at a weighted average grant date fair value of $23.65, and as of September 30, 2023, there were 450,747 outstanding restricted stock units at a weighted average grant date fair value of $23.39.

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

As of September 30, 2023, the Company’s reportable segments were as follows:

●    Debit and Credit

●    Prepaid Debit

●    Other

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

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$83,780	$22,335	$—	$(252)	$105,863
Cost of sales	55,399	14,564	—	(252)	69,711
Gross profit	28,381	7,771	—	—	36,152
Operating expenses	7,590	1,140	14,461	—	23,191
Income (loss) from operations	$20,791	$6,631	$(14,461)	$—	$12,961

EBITDA by segment:
Income (loss) from operations	$20,791	$6,631	$(14,461)	$—	$12,961
Depreciation and amortization	2,322	675	1,008	—	4,005
Other expense, net	(27)	(2)	(24)	—	(53)
EBITDA	$23,086	$7,304	$(13,477)	$—	$16,913

	Nine Months Ended September 30, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$278,959	$63,286	$—	$(570)	$341,675
Cost of sales	179,356	42,818	—	(570)	221,604
Gross profit	99,603	20,468	—	—	120,071
Operating expenses	23,705	2,532	42,783	—	69,020
Income (loss) from operations	$75,898	$17,936	$(42,783)	$—	$51,051

EBITDA by segment:
Income (loss) from operations	$75,898	$17,936	$(42,783)	$—	$51,051
Depreciation and amortization	6,836	2,003	3,031	—	11,870
Other expense, net	(1)	(1)	(243)	—	(245)
EBITDA	$82,733	$19,938	$(39,995)	$—	$62,676

	Three Months Ended September 30, 2022
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$99,512	$25,335	$—	$(270)	$124,577
Cost of sales	61,441	14,966	—	(270)	76,137
Gross profit	38,071	10,369	—	—	48,440
Operating expenses	8,653	1,260	15,082	—	24,995
Income (loss) from operations	$29,418	$9,109	$(15,082)	$—	$23,445

EBITDA by segment:
Income (loss) from operations	$29,418	$9,109	$(15,082)	$—	$23,445
Depreciation and amortization	2,271	529	1,037	—	3,837
Other expense, net	(14)	—	(49)	—	(63)
EBITDA	$31,675	$9,638	$(14,094)	$—	$27,219

	Nine Months Ended September 30, 2022
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total

	(dollars in thousands)
Net sales	$285,708	$64,010	$—	$(409)	$349,309
Cost of sales	181,319	40,130	—	(409)	221,040
Gross profit	104,389	23,880	—	—	128,269
Operating expenses	25,542	3,487	42,760	—	71,789
Income (loss) from operations	$78,847	$20,393	$(42,760)	$—	$56,480

EBITDA by segment:
Income (loss) from operations	$78,847	$20,393	$(42,760)	$—	$56,480
Depreciation and amortization	6,202	1,711	3,105	—	11,018
Other expense, net	(7)	(3)	(464)	—	(474)
EBITDA	$85,042	$22,101	$(40,119)	$—	$67,024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Total segment EBITDA	$16,913	$27,219	$62,676	$67,024
Interest, net	(6,714)	(7,323)	(20,235)	(22,334)
Income tax expense	(2,337)	(4,149)	(9,318)	(9,609)
Depreciation and amortization	(4,005)	(3,837)	(11,870)	(11,018)
Net income	$3,857	$11,910	$21,253	$24,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: a deterioration in general economic conditions, including inflationary conditions and resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; a disruption or other failure in our supply chain, including as a result of the Russia-Ukraine or other foreign conflicts and with respect to single source suppliers, or the failure or inability of suppliers to comply with our code of conduct or contractual requirements, or political unrest in countries in which our suppliers operate, resulting in increased costs and inability to pass those costs on to our customers and extended production lead times and difficulty meeting customers’ delivery expectations; our failure to retain our existing customers or identify and attract new customers; our status as an accelerated filer and complying with Section 404 of the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting; our inability to recruit, retain and develop qualified personnel, including key personnel; the potential effects of COVID-19 and responses thereto on our business, including our supply chain, customer demand, workforce, operations; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; our inability to develop, introduce and commercialize new products; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; disruptions in production at one or more of our facilities; defects in our software; environmental, social and governance preferences and demands of various stakeholders and our ability to conform to such preferences and demands and to comply with any related regulatory requirements; the effects of climate change, negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; disruptions in production due to weather conditions, climate change, political instability or social unrest; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our limited ability to raise capital; problems in production quality, materials and process; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses or unclaimed property, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; our inability to successfully execute on our divestitures or acquisitions; our inability to realize the full value of our long-lived assets; costs relating to product defects and any related product liability and/or warranty claims; our inability to renew licenses with key technology licensors; the highly competitive, saturated and consolidated nature of our marketplace; the effects of restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects on the global economy of the ongoing military action by Russia in Ukraine and other foreign conflicts; costs and potential liabilities associated with compliance or failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; quarterly variation in our operating results; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; risks associated with the majority stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; the impact of stockholder activism or securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023, in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the SEC.

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

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and may negatively influence our financial and operating results:

We believe some customers have reduced demand for our products and services and we may experience reduced demand from customers in the future due to the following:

●	Some large banks point toward the possibility that the U.S. economy will experience an economic slowdown in the near future, which we believe has caused, and may continue to cause, some of our customers, particularly in the banking and financial services industry, to have concerns about the broader economic environment and therefore reduce overall spending, delay spending into future periods, or request pricing concessions, including on card programs or other products and services we offer.
●	Some of our customers anticipated supply-chain-related delays and correspondingly increased their own inventory of the Company’s products on hand during 2022. As supply-chain lead times have improved and given the economic concerns noted above, we believe some customers are now more focused on reducing their inventory levels.
●	Certain banks have experienced negative liquidity events, including some being taken over by industry regulators and others experiencing deposit outflows, deteriorating share prices and limited access to capital, leading to cautionary signals and uncertainty in the financial services industry. Following these events, we experienced reduced demand in the Debit and Credit segment.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$55,689	$71,606	$(15,917)	(22.2)%	$195,425	$208,867	$(13,442)	(6.4)%
Services	50,174	52,971	(2,797)	(5.3)%	146,250	140,442	5,808	4.1%
Total net sales	105,863	124,577	(18,714)	(15.0)%	341,675	349,309	(7,634)	(2.2)%
Cost of sales (1)	69,711	76,137	(6,426)	(8.4)%	221,604	221,040	564	0.3%
Gross profit	36,152	48,440	(12,288)	(25.4)%	120,071	128,269	(8,198)	(6.4)%
Operating expenses	23,191	24,995	(1,804)	(7.2)%	69,020	71,789	(2,769)	(3.9)%
Income from operations	12,961	23,445	(10,484)	(44.7)%	51,051	56,480	(5,429)	(9.6)%
Other expense, net:
Interest, net	(6,714)	(7,323)	609	(8.3)%	(20,235)	(22,334)	2,099	(9.4)%
Other expense, net	(53)	(63)	10	*	(245)	(474)	229	(48.3)%
Income before taxes	6,194	16,059	(9,865)	(61.4)%	30,571	33,672	(3,101)	(9.2)%
Income tax expense	(2,337)	(4,149)	1,812	(43.7)%	(9,318)	(9,609)	291	(3.0)%
Net income	$3,857	$11,910	$(8,053)	(67.6)%	$21,253	$24,063	$(2,810)	(11.7)%

Gross profit margin	34.1%	38.9%			35.1%	36.7%

* Calculation not meaningful

(1)	For both the three months ended September 30, 2023, and 2022, net sales and cost of sales each include $0.3 million of intersegment eliminations. For the nine months ended September 30, 2023, and 2022, net sales and cost of sales each include $0.6 million and $0.4 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2023, compared to the corresponding periods in the prior year. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income.

Net Sales:

Net sales decreased for the three months ended September 30, 2023, primarily due to decreased Products net sales in our Debit and Credit segment, due to lower volumes.

Net sales decreased for the nine months ended September 30, 2023, primarily due to decreased Products net sales due to lower volumes, partially offset by higher personalization and Card@Once services, in our Debit and Credit segment. Net sales also benefited from price increases, which were primarily implemented in 2022.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin decreased for the three months ended September 30, 2023, primarily due to lower net sales and higher production costs.

Gross profit and gross profit margin decreased for the nine months ended September 30, 2023, primarily due to higher production costs.

Operating Expenses:

Operating expenses decreased for the three and nine months ended September 30, 2023. For the three months ended September 30, 2023, the decrease was primarily due to a decrease in professional services. Compensation expenses decreased, as lower employee short-term incentive compensation was offset by the impacts of compensation related to an executive retention agreement, increased employee headcount and salary increases.

For the nine months ended September 30, 2023, the decrease was primarily due to a decrease in professional services, partially offset by an increase in compensation expenses. Compensation expenses increased due to the impacts of compensation related to an executive retention agreement and increased employee headcount and salary increases, partially offset by lower employee short-term incentive compensation.

Interest, net:

Interest expense decreased for the three and nine months ended September 30, 2023, primarily due to lower outstanding principal balances on our borrowings. For the nine months ended September 30, 2022, interest expense also included a $0.6 million premium paid relating to the $20.0 million early redemption of the 8.625% Senior Secured Notes due 2026 (the “Senior Notes”).

Other Expense, net:

Other expense, net was relatively consistent for both the three and nine months ended September 30, 2023.

Income Tax Expense:

Our effective tax rate on pre-tax income was 37.7% and 25.8% for the three months ended September 30, 2023, and 2022, respectively, and 30.5% and 28.5% for the nine months ended September 30, 2023, and 2022, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2023, was due to tax deduction limitations on executive compensation. The effective tax rate for the three months ended September 30, 2023, also increased due to the reduction of the federal valuation allowance as a result of increased deductibility of interest costs due to a tax election made by the Company in the third quarter of 2022.

Segment Discussion

Debit and Credit:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales	$83,780	$99,512	$(15,732)	(15.8)%	$278,959	$285,708	$(6,749)	(2.4)%
Gross profit	$28,381	$38,071	$(9,690)	(25.5)%	$99,603	$104,389	$(4,786)	(4.6)%
Income from operations	$20,791	$29,418	$(8,627)	(29.3)%	$75,898	$78,847	$(2,949)	(3.7)%

Gross profit margin	33.9%	38.3%			35.7%	36.5%

Net Sales:

Net sales for Debit and Credit decreased for the three months ended September 30, 2023, primarily due to a decrease in Products net sales, driven by volume declines in contactless cards, including eco-focused, as well as EMV cards.

Net sales for Debit and Credit decreased for the nine months ended September 30, 2023, primarily due to a decrease in Products net sales, driven by volume declines in eco-focused and EMV cards, partially offset by increased sales of other contactless and non-EMV cards. The decrease in Products net sales was partially offset by an increase in

Services net sales due to higher card personalization sales and higher Card@Once services driven by a higher printer installation base. Net sales also benefited from price increases, which were primarily implemented in 2022.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Debit and Credit decreased for the three months ended September 30, 2023, primarily due to lower net sales and higher production costs.

Gross profit and gross profit margin for Debit and Credit decreased for the nine months ended September 30, 2023, primarily due to higher production costs.

Income from Operations:

Income from operations for Debit and Credit decreased for the three and nine months ended September 30, 2023, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above, partially offset by decreases in operating expenses related to compensation related expenses and professional services.

Prepaid Debit:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales	$22,335	$25,335	$(3,000)	(11.8)%	$63,286	$64,010	$(724)	(1.1)%
Gross profit	$7,771	$10,369	$(2,598)	(25.1)%	$20,468	$23,880	$(3,412)	(14.3)%
Income from operations	$6,631	$9,109	$(2,478)	(27.2)%	$17,936	$20,393	$(2,457)	(12.0)%

Gross profit margin	34.8%	40.9%			32.3%	37.3%

Net Sales:

Net sales for Prepaid Debit decreased for the three and nine months ended September 30, 2023, primarily due to decreased volumes from existing customers. For the nine months ended September 30, 2023, the decrease in net sales was offset by the benefit of price increases, which were primarily implemented in 2022.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Prepaid Debit decreased for the three months ended September 30, 2023, primarily due to lower net sales, and increased labor costs as a result of a change in our production staffing model.

Gross profit and gross profit margin for Prepaid Debit decreased for the nine months ended September 30, 2023, primarily due to increased labor costs and other expenses as a result of a change in our production staffing model, as well as lower net sales.

Income from Operations:

Income from operations for Prepaid Debit decreased for the three and nine months ended September 30, 2023, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above. For the nine months ended September 30, 2023, income from operations also benefited from lower operating expenses.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(dollars in thousands)
Operating expenses	$14,461	$15,082	$(621)	(4.1)%	$42,783	$42,760	$23	0.1%

Operating Expenses:

Other operating expenses decreased for the three months ended September 30, 2023, primarily due to lower employee short-term incentive compensation and decreased professional services, partially offset by increased compensation expenses driven by compensation related to an executive retention agreement, increased employee headcount and salary increases.

Other operating expenses were relatively consistent for the nine months ended September 30, 2023, as increased compensation expenses as a result of compensation related to an executive retention agreement and increased employee headcount and salary increases, were offset by decreases in professional services, employee short-term incentive compensation and employee healthcare expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had $10.5 million of cash and cash equivalents.

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

As of September 30, 2023, the Company had $267.9 million aggregate principal amount outstanding on the Senior Notes, plus accrued and unpaid interest.

ABL

On March 15, 2021, we entered into a Credit Agreement with Wells Fargo Bank, National Association providing for an ABL Revolver of up to $50.0 million. On March 3, 2022, we entered into Amendment No. 1 to the Credit Agreement, which amended the ABL Revolver to among other things, increase the available borrowing capacity to $75.0 million, increase the uncommitted accordion feature to $25.0 million and revise the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, we entered into Amendment No. 2 to the Credit Agreement, which amended the ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory.

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

As of September 30, 2023, the Company had $8.0 million in ABL Revolver borrowings outstanding, plus accrued and unpaid interest.

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2023 was $22.3 million compared to $11.7 million during the nine months ended September 30, 2022.

The increase in cash provided by operating activities compared to the prior year period was primarily generated by reductions in accounts receivable, due to collections on outstanding receivables as of the prior year end, and a decrease in inventory purchases in 2023 as inventory levels were increased in 2022 to help mitigate supply-chain constraints. These positive increases to cash flow were partially offset by higher employee performance incentive compensation payments in 2023 related to 2022 performance.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 was $5.9 million, compared to $14.3 million during the nine months ended September 30, 2022. Cash used in investing activities was related primarily to capital expenditures, including investments to support the business, such as machinery and information technology equipment, although at a slower pace than in the prior year. As presented in our supplemental disclosures of non-cash information on the statement of cash flows, finance leases were executed for the acquisition of right-of-use machinery and equipment assets totaling $7.0 million during the nine months ended September 30, 2023, compared to $7.8 million during the corresponding period in the prior year.

Financing Activities

During the nine months ended September 30, 2023, cash used in financing activities was $16.9 million. Proceeds from the ABL Revolver of $13.0 million were offset by payments of $10.0 million on the ABL Revolver and payments of $17.0 million to retire a portion of the Senior Notes, and $2.7 million of principal on financing leases.

During the nine months ended September 30, 2022, cash provided by financing activities was $3.5 million. Net proceeds from the ABL Revolver were $25.0 million and we paid $0.3 million of debt issuance costs in connection with the Amendment to the ABL Revolver. A portion of the proceeds from the ABL Revolver were used to redeem $20.0 million of Senior Notes and to pay $0.6 million of early redemption costs. We received $2.1 million and paid $2.5 million of principal on financing leases.

Working Capital

Our working capital as of September 30, 2023 was $115.2 million, compared to $99.6 million as of December 31, 2022. The increase in our working capital as of September 30, 2023 was primarily due to a decrease in accrued expenses of $12.1 million, a decrease in accounts payable of $7.5 million, an increase in inventories of $5.7 million, and decreased deferred revenue and customer deposits of $2.8 million, partially offset by decreased accounts receivable of $13.0 million. Our working capital needs are typically highest in the first and third quarters due to the timing of payments for interest on outstanding borrowings and employee incentive compensation.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of September 30, 2023, the total projected principal and interest payments on our borrowings were $335.0 million, primarily related to the Senior Notes, of which $24.1 million of interest is expected to be paid in the next 12 months. The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2026, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the ABL Revolver, no early redemptions of principal on the Senior Notes, no early voluntary or required repayment of the borrowings under the ABL Revolver within the next twelve months, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early or refinance all or a portion of our borrowings in future periods.

Leases

We lease real property for production and services, in addition to equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Financing and Operating Leases, in our Annual Report on Form 10-K for the year ended December 31, 2022 for details on our leasing arrangements, including future maturities of our operating lease liabilities.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of September 30, 2023, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, for which there were no material changes as of September 30, 2023, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests and three of the patents have been invalidated in the IPR proceedings and one remains under review. The remaining proceedings in the patent office are scheduled to run through November 2023. Should the remaining patent survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably.

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

CPI CARD GROUP INC.
November 7, 2023	/s/ Scott Scheirman
Scott Scheirman
Chief Executive Officer
(Principal Executive Officer)

November 7, 2023	/s/ Jeffrey Hochstadt
Jeffrey Hochstadt
Chief Financial Officer
(Principal Financial Officer)

November 7, 2023	/s/ Donna Abbey
Donna Abbey
Chief Accounting Officer
(Principal Accounting Officer)