Form 10-K
period 2023-12-31
CPI Card Group Inc.
filed 2024-03-07
CIK 1641614

fPrint-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $109.3 million on June 30, 2023 computed based on the closing price of the registrant’s common stock of $23.25 as reported on the Nasdaq Global Market on that date.

As of February 29, 2024, the number of shares outstanding of the registrant’s common stock was 11,400,845.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Annual Report on Form 10-K (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: a deterioration in general economic conditions, including inflationary conditions and resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; a disruption or other failure in our supply chain, including as a result of foreign conflicts and with respect to single source suppliers, or the failure or inability of suppliers to comply with our code of conduct or contractual requirements, or political unrest in countries in which our suppliers operate, or inflationary pressures, resulting in increased costs and inability to pass those costs on to our customers and extended production lead times and difficulty meeting customers’ delivery expectations; our failure to retain our existing customers or identify and attract new customers; our inability to recruit, retain and develop qualified personnel, including key personnel, and implement effective succession processes; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; our inability to develop, introduce and commercialize new products and services; the usage, or lack thereof, of artificial intelligence technologies; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our status as an accelerated filer and complying with the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting; disruptions in production at one or more of our facilities; problems in production quality, materials and process and costs relating to product defects and any related product liability and/or warranty claims; environmental, social and governance (“ESG”) preferences and demands of various stakeholders and our ability to conform to such preferences and demands and to comply with any related regulatory requirements; the effects of climate change, negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; damage to our reputation or brand image; disruptions in production due to weather conditions, climate change, political instability or social unrest; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; defects in our software and computing systems; our limited ability to raise capital; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses or unclaimed property, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; our inability to successfully execute on our divestitures or acquisitions; our inability to realize the full value of our long-lived assets; our inability to renew licenses with key technology licensors; the highly competitive, saturated and consolidated nature of our marketplace; costs and potential liabilities associated with compliance or failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; the effects of restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects on the global economy of ongoing foreign conflicts; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; risks associated with the majority stockholders’

ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; the impact of stockholder activism or securities litigation on the trading price and volatility of our common stock; our inability to fully execute on our share repurchase program strategy; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Overview

We are a payments technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards (as defined below) issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card solutions market through more than 20 years of experience.

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

Driven by a combination of our strong relationships, quality, technology, innovation, and supply-chain management, we believe we have strong positions in the following markets:

●	the U.S. prepaid debit market, including the largest U.S. Prepaid Debit Card program managers;
●	the U.S. small-to mid-sized financial institutions market, which includes independent community banks and credit unions;
●	the U.S. large issuer market, serving some of the largest U.S. debit and credit card issuers; and
●	the U.S. fintech market, where we produce and personalize Financial Payment Cards for financial technology companies.

Our business consists of the following reportable segments:

●	Debit and Credit, which primarily produces Financial Payment Cards and provides integrated card services, including digital services, to card-issuing financial institutions primarily in the United States;
●	Prepaid Debit, which primarily provides integrated prepaid card services to Prepaid Debit Card program managers primarily in the United States; and
●	“Other,” which includes corporate expenses.

For additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 17 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Our Competitive Strengths

●	Strong Market Position with Long-Term Customer Relationships. Our vision is to be the partner of choice for our customers by providing market-leading quality payments solutions and customer service with a market-competitive business model. We believe these efforts have resulted in CPI gaining estimated overall market share since 2017. We have long-standing, trust-based relationships with customers and have collaborated with our top 10 customers for more than ten years, on average. We strive to put our customers at the center of everything we do. Our customer relationships often involve the handling of sensitive information as well as process and technology integration. As a result, our customers are selective about working with partners they can trust and that can deliver the highest quality products and customer service. We maintain important relationships with the Payment Card Brands to ensure our facilities and processes meet their standards. We believe we have established a leading market position in the prepaid debit market, built on high quality services, innovation and reliable delivery to our customers. Our Card@Once® instant issuance solution provides the necessary on-site equipment and supplies, proprietary software-as-a-service (SaaS) capability, customer support and secure data exchange to provide personalized cards on-site and on-demand at bank and credit union branches across the United States. Data is exchanged through either a secure web interface or through integrations of our proprietary software with our customers’ card issuance systems. Integrations provide a more seamless experience for our customers and we believe they foster longer lasting and closer customer relationships.
●	Comprehensive End-to-End Card Solutions. The foundation of our strong market position with our small- to mid-sized issuer customers and fintechs is our comprehensive end-to-end Financial Payment Card solutions. Our solutions provide a full suite of products and card services required to produce, personalize and fulfill Financial Payment Cards, while maintaining the security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing card design and production with an end-to-end offering of card data personalization and card services that are integrated within our customers’ operations. We provide card data personalization services for financial institutions and managers of Prepaid Debit Card programs that require technology integration, such as secure data links to transfer highly sensitive cardholder information. We believe that our comprehensive solutions allow our customers to choose a single trusted partner to address their card program needs in a cost-effective manner instead of managing multiple suppliers across a complex value chain.
●	Network of High-Security Facilities. Our high-security facilities are each audited for compliance with the standards of the PCI Security Standards Council by one or more of the Payment Card Brands, forming a network of compliant production facilities in the United States. The Payment Card Brands attestations of compliance allow us to produce cards bearing these brands and provide relevant card services for our issuer customers. These audit processes are long and complex, and our facilities and systems must comply with strict standards of security in order to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the complexity and investment needed to obtain and retain these compliance designations may serve as a barrier to new entrants into our market.
●	Financial Payment Card Capabilities, Industry Experience, and Proprietary and Patented Solutions. Over the course of our long operating history, we have developed technological, engineering and operational expertise that we believe has made us a leader in our industry. Europay, Mastercard and Visa (“EMV®”) is a global technical standard, maintained by EMVCo LLC for smart payment cards, and for payment terminals and automated teller machines that accept them. EMV cards are smart cards (also called chip cards) which store data on integrated circuits rather than magnetic stripes, although EMV cards may also have magnetic stripes. We produce contact EMV cards, which require contact with a surface plate on an EMV-enabled payment terminal. We also produce dual-interface EMV cards that have both contact and contactless functionality.

We continuously work to enhance our offerings and to create and deliver next generation products and solutions that meet the demands of the marketplace and our customers. CPI’s Second Wave® payment cards featuring a core made with recovered ocean-bound plastic (“ROBP”) and Earthwise® cards made with upcycled plastic address customer demands for more eco-focused card options. We also sell CPI Metals®, a premium encased metal card. Our offerings also include Card@Once, our proprietary and patented instant card issuance system and SaaS solution. We believe that our technological and operational capabilities, combined with our specific focus on the Financial Payment Solutions market, gives us a competitive advantage.

●	Experienced Leadership Team. We have an experienced leadership team that has energized the organization to focus on customers, accountability, innovation and delivering results.

EMV® is a registered trademark in the U.S. and other countries and an unregistered trademark elsewhere. The EMV trademark is owned by EMV Co, LLC.

Our Strategy

We are a payments technology company that provides end-to-end debit, credit and prepaid payment solutions delivered physically, digitally and on-demand. Our vision is to be our customers’ partner of choice by providing market-leading quality payments solutions, customer service and continuous innovation with a market-competitive business model. We also aim to expand our addressable market over the long-term by adding adjacent product and service offerings, including more digital solutions, for our extensive customer base of thousands of financial institutions.

We believe we are well-positioned for success given our diversified business model, history of innovation and ability to evolve with the needs and expectations of our customers. By helping our customers elevate their customers’ experience, we foster compelling connections between people and technology through traditional and next generation solutions that build brands and enhance people’s everyday lives. To achieve our vision, we focus on our four strategic priorities: deep customer focus, market-leading quality payments solutions and customer service, continuous innovation and a market competitive business model.

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

Market-Leading Quality Payments Solutions and Customer Service

Our strong team of dedicated, passionate employees embrace a culture of collaboration and steadfast focus on delivering superior products and exceptional customer service which has helped build us into a leading solutions provider. With a focus on market-leading quality payments solutions and customer service, we are committed to operational excellence and adapting to market dynamics to help our customers achieve top-of-wallet status and build their businesses. We listen to the voices of our customers and focus on helping them deliver unique and differentiated solutions that elevate their customers’ experience. We are accountable for our actions, and work synergistically to deliver results for our customers, our employees and our stockholders.

Continuous Innovation

With innovation as a core competency, we strategically invest to support continued growth and expand our opportunities to partner purposefully with our current and potential customers. We strive to enhance our offerings to create and deliver next generation products and solutions that meet the demands of the marketplace and exceed customers’ expectations. Continuous innovation aims to win new business and help our customers differentiate themselves with distinctive products and solutions, build their brands and achieve top-of-wallet status.

Market-Competitive Business Model

By creating a dynamic and efficient operating model, we have positioned ourselves to better serve our customers. We aim to streamline our operations, which enables us to allocate resources focused on providing our customers with unmatched solutions, innovation and exceptional service. We have also developed standards of excellence and target metrics regarding the quality, reliability and on-time delivery of our products. We invest in equipment advancements and technology in order to create broader capabilities as well as improve the quality and efficiencies of, and the customer satisfaction with, our offerings. We continue to focus on driving top-line performance, profitability and operational efficiency.

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

Eco-Focused Cards

We believe we are a leading provider of eco-focused card solutions in the U.S., having sold more than 100 million eco-focused contactless payment cards since launch in 2019. Our eco-focused solutions include our Second Wave cards that feature a core made with ROBP and our Earthwise cards made with upcycled plastic. Dependent upon design and card construction, eco-focused cards incorporate varying types and amounts of upcycled plastic content, including ROBP and recycled PVC. Cards in the eco-focused portfolio have been approved by two of the major Payment Card Brands. These solutions aim to satisfy increasing consumer demand for more eco-focused products and help support our and our customers’ environmental, social and governance (“ESG”) objectives.

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

Card Data Personalization and Fulfillment

We provide data preparation and card data personalization solutions for debit, credit and Prepaid Debit Cards in contact, contactless and dual-interface EMV, and non-EMV card formats. Our personalization services are technology-driven with full color printing and edge-to-edge coverage, and provide a wide range of card customization options, using advanced processes to personalize (encode, program and emboss or print with data such as cardholder name and account number) and fulfill cards to individual cardholders. Our services provide customers with an inventory of their card stock and fulfillment materials. In addition, we provide EMV data preparation services for our customers and in certain cases generate PIN numbers and mailers on their behalf. We also provide consultation and card design services to further assist customers in card customization.

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

Instant Card Issuance Systems and Services

In addition to centralized personalization services performed at our facilities, our customers may also utilize personalization services through Card@Once, our proprietary and patented instant card issuance system and SaaS-based solution, which provides our customers the ability to issue a completely personalized, permanent debit or credit card within the bank branch to individual cardholders upon demand. Our instant issuance system is enabled by cloud-based software that securely transfers data from our servers to encode a magnetic stripe card, a contact EMV card or a contactless dual-interface EMV card, and personalize the card on a desktop printer solution provided by CPI. These processes are audited for PCI data security standards compliance annually. Our instant issuance system generates both initial sales revenue for the printer solution and recurring revenue from card personalization and sales of cards and consumables. We offer multiple Card@Once solutions including our premium Spectrum solution that enables issuers to produce a high-resolution payment card with over-the-edge printing capability.

Digital Solutions

While not currently significant to our financial results, we provide digital solutions, including push provisioning which allows our customers to facilitate the provisioning of payment credentials to a cardholder’s digital wallet, digital cards which allow our customers to utilize prepaid cards with online merchants, and online front-end ordering and card customization allowing customers to order one-time use physical rewards cards.

Tamper-Evident Secure Packaging Solutions

We offer specialized and innovative tamper-evident secure packaging products and services to customers aimed at reducing fraud for Prepaid Debit Cards sold through the retail channel. In certain cases, we also manage the fulfillment of fully-completed Prepaid Debit Card packages to retail locations on behalf of our customers utilizing this solution.

Suppliers

While we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them, one objective of our procurement strategy is to not depend on any single supplier. However, certain components are only available from a single supplier, or substituting a component from a different supplier may require additional time and investment. Some of the most important components of our products include the EMV/contactless microchips and antennas. Our main suppliers of EMV/contactless microchips and antennas include four leading international producers with locations in Germany, Thailand, South Korea and Singapore, some of which source materials from Taiwan. For the year ended December 31, 2023 approximately 96% of our purchased microchips and antennas came from these four main suppliers, and approximately 72% came from one supplier, including most of our contactless chips. The other key components for our products are substrates and inlays. Additionally, our Second Wave payment cards feature a core made with ROBP, which we either have sourced or currently source from suppliers in Haiti and Thailand.

We monitor supply-chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation, resiliency and price. In 2022, we entered into a capacity reservation agreement with one of our chip suppliers to reserve production supply capacity. Under the agreement, we agreed to pay certain fees in exchange for the supplier’s commitment to reserve capacity to produce a set quantity of chips from 2023 through 2025, subject to certain conditions, and the Company has committed to purchase those chips. The total value of our commitment is $194.9 million over the term of the agreement. As of December 31, 2023, the remaining commitment was $125.3 million.

Customers

We categorize our customers as follows: large issuers, small- to mid-sized issuers, fintechs, prepaid debit issuers and program managers and Group Service Providers. We consider large issuers to be the top 10 card issuers in the United States based on an average of cards issued during the past three years. Our diverse customer base includes some of the largest issuers of credit and debit cards in the United States and the largest Prepaid Debit Card program managers in the United States.

The Company had one customer that accounted for 10% or more of its net sales in 2023. Net sales from this customer were approximately 18% of total net sales for the year ended December 31, 2023. We have been serving this customer for more than 10 years. Nearly two-thirds of our net sales for the year ended December 31, 2023 were from our top ten direct customers, which include certain Group Service Providers, and we have been serving these top ten direct customers for an average of more than 10 years. In addition, through our direct and indirect customer relationships, a majority of our annual net sales in our Debit and Credit segment are derived from small- to mid-sized issuers and fintechs. Individually, many of these customers, including independent community banks and credit unions, represent minor amounts of our annual net sales.

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

Production and Services

We have a network of high-security facilities that we leverage to fulfill customer orders, with an array of products and services available to our customers. We have designed our facilities and operating processes to target providing exceptional service to all customers, with capabilities to:

●	execute high-volume production runs;
●	execute lower-volume production runs of smaller orders;
●	execute on-demand solutions; and
●	meet the specific needs of our Prepaid Debit Card customers, as an industry leader in tamper-evident secure card packaging, through our expertise and capabilities specifically designed for the prepaid retail market.

As of December 31, 2023, we operated facilities comprising approximately 402,000 square feet in the United States where we focus on Financial Payment Card production, personalization services, card printer provisioning and fulfillment, card packaging and fulfillment services. See Part I, Item 2, Properties in this Annual Report on Form 10-K for information on the operations of each facility.

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

Sales and Marketing

We market ourselves as a leader and trusted partner in payments, seeking to meet or exceed the needs of our customers through high quality, flexibility, and meaningful, innovative products at value-driven pricing. We strategize and collaborate with our customers to bring them valuable and innovative solutions. We have sales representatives, customer relationships and partners that provide a wide geographic reach across the United States to sell and market our solutions. Our sales representatives offer a complete end-to-end solution that incorporates the full spectrum of our products and services from concept to delivery. Our sales and marketing strategy is focused on strengthening our relationships with existing customers through a consultative approach that includes cross-selling expanded services and sharing expertise to enhance customers’ card programs. We leverage the strength of our full-service offerings to attract new customers. Our marketing efforts focus on the needs of our specific types of customers. By tailoring our marketing strategy to different customer segments, we are able to provide relevant targeted solutions to meet our customers’ individual needs. We use an array of different marketing communications and thought leadership across various industry publications, editorial white papers, case studies, conferences and trade shows, print and digital advertisements, educational webinars, podcasts, and blogs to introduce our existing customers and new customers to innovations in the payments market. We also strive to meet customer demand for new or enhanced products by innovating through research and development activities. We believe these efforts drive customer retention and satisfaction and attract new customers.

Competition

The market for products and services in the payment card industry is highly competitive. Some of our competitors possess substantially greater financial, sales and marketing resources than we do, and therefore have substantial flexibility in competing with us, including through the use of integrated product offerings, innovation and competitive pricing. Competitive factors for our business include product quality, durability, security, service reliability, product line comprehensiveness and integration, timely introduction of new products, features and capabilities, and price.

Our products and services compete with other card solutions providers. Certain existing and potential customers also have the ability to produce and/or personalize Financial Payment Cards in-house. Accordingly, we compete with certain of our customers, including those that offer transaction processing products and services to financial institutions. We believe we are in competition with ABCorp, Arroweye, CompoSecure L.L.C., Entrust, FIS, Fiserv, Giesecke & Devrient GmbH, HID Global, IDEMIA (formerly known as Oberthur Technologies S.A.), Perfect Plastic Printing, Thales (formerly known as Gemalto NV), Travel Tags, and WestRock (Multi Packaging Solutions), among others.

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

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards to protect our intellectual property throughout the world. As of December 31, 2023, we had 70 U.S. and foreign trademark registrations and applications, 42 existing U.S. patents, 51 existing foreign patents, as well as 45 pending U.S. and foreign patent applications. Our U.S. and foreign patents and applications have an average remaining maturity of approximately 12 years, and our trademarks will be due for renewal for additional ten-year periods on an ongoing basis.

Regulation

Privacy and Data Security

In the course of our business, we receive personally identifiable information of cardholders from our customers, either from a financial institution or through a Group Service Provider. Such information can include names, email and physical addresses, card account numbers and expiration dates. As a service provider to financial institutions in the United States, we are subject to certain Federal Trade Commission requirements, certain privacy provisions of the

Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy statutes and regulations, certain of the PCI Security Standards Council’s requirements and the Health Insurance Portability and Accountability Act (“HIPAA”), each of which is subject to change at any time. Outside of the United States, we are subject to privacy laws and regulations of certain countries and jurisdictions. The interpretation and application of privacy and data protection laws are often uncertain and in a state of flux. Furthermore, many of our customers are subject to privacy and data protection laws, and our customers often impose contractual obligations on us related to their obligations. In order to comply with our obligations under applicable privacy laws and regulations and our contractual agreements with our customers, we are required to implement adequate policies and safeguards to protect the privacy of personally identifiable information we receive.

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

Employee health and safety in the workplace is one of the Company’s core values. Health and safety of our employees has remained paramount and the Company has adapted its health and safety procedures and protocols as necessary to foster a safe working environment. We maintain a combination of on-site and remote employees in our workforce.

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

As of December 31, 2023, approximately 1,448 people were employed by CPI, of which nearly half are women and approximately 60% identify as being within a minority category. Approximately 74% of our full-time employees are production and service facility staff. In 2023, we completed the process of transitioning temporary worker positions in our Prepaid Debit Card locations, where historically we experienced more seasonality, to permanent employee positions, in order to better manage our workforce and operations, and significantly reduced our reliance on temporary workers. None of our employees are represented by labor unions. We believe that our relations with our employees are positive.

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

CPI Card Group Inc. qualifies as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act and has elected to follow certain of the scaled back disclosure accommodations within this Annual Report on Form 10-K. Beginning with the year ended December 31, 2021, the Company is classified as an accelerated filer with respect to SEC regulations and filing requirements.

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

Risk Factors Summary

Risks Relating to our Business

●	A deterioration in general economic conditions, including inflation-related challenges, resulting in reduced consumer confidence and consumer and business spending and decreased demand for our products.
●	The unpredictability of our operating results due to the varying cyclicality of the financial card and electronic payment industries, changes in customer inventory management practices, capital requirements, competition, new product developments, technological changes and other factors.
●	Disruptions, delays and increased costs and inflationary pressures in our supply chain, including with respect to single-source suppliers, or the failure or inability of our suppliers to comply with our codes of conduct or contractual requirements.
●	Failure to retain existing key customers and attract new customers due to competitive products, pricing pressures, extended production lead times, financial health of our customers and macroeconomic conditions affecting our industry or our customers.
●	Failure to recruit, retain and develop qualified new and replacement personnel and implement effective succession processes amidst labor shortages and competitive labor markets.
●	Adverse conditions in the banking system and financial markets, including bank and financial institution failures.
●	A cyber-attack or breach of our information technology systems resulting in losses of our intellectual property and/or sensitive cardholder data, harm to our competitive position and a loss of customer trust and confidence, and, as threats evolve, the necessity to invest in significant additional resources to enhance our information security and controls.
●	Any interruption of our information technology systems, including disruptions or failures of our third-party data centers, inhibiting our ability to service our customers.
●	Our inability to undertake time-consuming and costly research and development activities in order to develop new or enhanced products and services.
●	Our substantial indebtedness and the covenants and restrictions in the agreements governing our indebtedness limiting our ability to use our cash flow in certain areas of our business, capitalize on certain business opportunities and pursue our business strategies, all of which could be further impacted if we incur additional debt.
●	An inability to refinance our existing debt on favorable terms or at all.
●	Costs associated with being an accelerated filer and compliance with the Sarbanes-Oxley Act of 2002.
●	A disruption at any of our production facilities and our inability to recover quickly or otherwise provide continuity of production in order to meet customer requirements.
●	Problems in our production processes, including as a result of mechanical or technological failures, which could lead to reduced production capacity and quality.
●	Defects in our products that may give rise to products recalls, product liability and warranty claims as well as damage to our reputation.
●	The impact of the increasing focus on ESG factors on our ability to access capital, produce our products in conformity with stakeholder preferences, and comply with stakeholder demands as well as comply with any new ESG related regulatory requirements.
●	Damage to our reputation or brand image resulting from negative perceptions of our business or those entities or individuals with whom we do business.
●	The effects of climate change on our business.

●	Our inability to protect our trade secrets, intellectual property and proprietary software; to obtain additional intellectual property rights in the future; and to ensure our products are not infringing the intellectual property rights of others.
●	Defects in our software and computing systems, resulting in errors or delays in the processing of transactions and other interruptions in our business operations.
●	The effects of the low trading volume and fluctuating trading price of our common stock as well as terms of our outstanding indebtedness and market conditions on our ability to access capital markets.
●	Our exposure to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers.
●	Our inability to divest or consolidate certain non-strategic businesses, and our inability to execute successfully on an acquisition strategy.
●	A write-down of our long-lived assets, which represent a significant portion of our total assets.
●	Our inability to renew licenses with key technology licensors, resulting in our loss of access to certain technologies upon which we rely to develop certain of our products.

Risks Relating to our Industry

●	The highly competitive, saturated and consolidated nature of our marketplace.
●	Challenges, costs and potential liabilities associated with compliance or failure to comply with existing or future data privacy and security laws, regulations and requirements.
●	The widespread adoption of technological changes, new products or industry standards, such as digital payment systems or mobile payments, which may render our products obsolete or irrelevant, and our failure to develop and introduce innovative products to address the evolving needs of our customers.
●	Our failure to comply with the standards of the PCI Security Standards Council, including due to an inability to continue to make investments in our facilities necessary to maintain compliance with such standards.
●	The effects of delays or interruptions in our ability to source raw materials and components used in our products from foreign countries due to economic downturns or disruptions, including as a result of responses to global health emergencies and tariffs and trade restrictions.
●	The effects of ongoing foreign conflicts on the global economy.
●	Our failure to comply with environmental, health and safety laws and regulations, including climate change regulations, that apply to our products and the raw materials we use in our production processes.

Risks Relating to Ownership of our Common Stock

●	Continued concentrated ownership of our shares by our majority stockholders and their ability to control decisions regarding our business direction and policies as well as the potential conflicts of interest that may arise between our majority stockholders and our other stockholders.
●	The influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock.
●	Our failure to maintain our listing on the Nasdaq Global Market (“Nasdaq”) due to failure to comply with Nasdaq listing standards.
●	The impact of stockholder activism or securities litigation on the trading price and volatility of our common stock.
●	Share repurchase programs may not have the intended effect on long-term stockholder value.
●	Certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors.

General Risk Factors

●	Our inability to comply with numerous evolving and complex laws and regulations relating to financial reporting standards, corporate governance, data privacy, tax, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, labor and health and safety.
●	Legal costs, insurance expenses, settlement costs and the risk of an adverse decision related to legal or regulatory proceedings or litigation.

Risks Relating to our Business

Risks associated with reduced levels of consumer and business spending, inflation-related challenges and the effects of an economic downturn could adversely affect our business, financial condition and results of operations.

Our business depends heavily on the overall level of consumer and business spending. Our revenue is exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income or changes in consumer purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect our financial performance by reducing the demand for our Financial Payment Card solutions or reducing the purchase of our higher margin products. If an economic downturn occurs, credit card issuers may reduce credit limits, close accounts and become more selective with respect to whom they issue credit cards. Certain of our customers, especially in the fintech space, could be severely impacted by a downturn in economic conditions limiting their spending on cards, or cease to exist altogether. Additionally, an economic downturn or another global health emergency similar to the COVID-19 pandemic could result in extended voluntary or mandated closure of retail locations that sell certain of our products to consumers, including our Prepaid Debit Cards. These and other changes in economic conditions could therefore adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.

Inflation, which increased significantly during 2022 and 2023, has adversely affected us by increasing the costs of materials and labor needed to operate our business and could continue to adversely affect us in future periods. In response to inflation, we have increased and may in the future increase, the sales prices of our products and services in order to maintain satisfactory margins. However, such increases may result in customer pushback or attrition and be difficult or impossible in future periods, all of which may have an adverse effect on our financial condition and results of operations.

Our operating results are unpredictable and may vary significantly from quarter to quarter and annually, and may differ significantly from our expectations.

Our operating results are affected by a wide variety of factors that could materially and adversely affect revenue and profitability or lead to significant variability in our operating results. These factors include the varying cyclicality of the financial card and electronic payment industries, limited visibility into our customers’ anticipated purchasing needs, labor and supply challenges, capital requirements, Payment Card Brands standards and requirements, competition, new product developments, technological changes and other factors.

Furthermore, in periods of industry overcapacity or when our customers encounter difficulties in their end-markets, orders are more exposed to cancellations, reductions, price reductions or postponements, or changes in customer inventory management practices which in turn reduce our management’s ability to forecast the next quarter or full-year production levels, net sales, profits and cash flows. For these reasons, our net sales and operating results and cash flows may differ materially from our expectations as visibility is reduced. This may have a material adverse effect on our business, financial condition and results of operations.

A disruption or other failure in our supply chain could adversely affect our business and financial results.

As a company engaged in production and distribution, we are subject to the risks inherent in such activities, including product quality control issues, disruptions or delays in our supply chain as well other external factors over which we have no control. Raw materials used in our products may be sourced from a few key suppliers or a single key supplier. Specifically, certain key components for our Financial Payment Card products include EMV microchips, substrates (such as PVC), resin, modules, antennas and inlays, which we source from multiple suppliers located in various countries, primarily on a purchase order basis. Though we obtain the microchips used in our Financial Payment Card products from multiple suppliers, we source the substantial majority of such microchips from one supplier. For the year ended December 31, 2023 approximately 96% of the total value of our purchased microchips and antennas came from four main suppliers, and approximately 72% came from one supplier, including most of our contactless chips. We may enter into agreements with suppliers from time to time which commit us to purchase products at prices less favorable than those available in the market at the time of the order, or in quantities greater than our future needs. If such supplier is unable to fulfill our orders for microchips or is delayed in shipping microchips to us, we could fail to timely fulfill customer orders, which could damage our reputation and result in a loss of customers and customer opportunities and material harm to our financial results.

Additionally, our Second Wave cards, featuring a core made with ROBP rely on a largely international supply chain to source and provide such plastic in accordance with our defined parameters. It is difficult and costly to monitor suppliers of key components and their compliance with our parameters, our codes of conduct, and applicable laws. Any failure by our suppliers to so comply could adversely affect our ability to produce Financial Payment Cards at all or in a manner consistent with standards agreed upon with our customers, which could adversely affect our business, reputation and customer relationships. Moreover, in certain cases, such as with ROBP, microchip and resin suppliers, we may rely on suppliers for which there are not adequate and immediate replacements, which may result in our inability to continue to produce or a reduction in production of products that use components from these suppliers in the event the suppliers terminate their relationships with us, fail to deliver products or materials in required volumes or in required timeframes, or otherwise fail to meet their obligations to us. We generally do not maintain large volumes of certain types of inventory, which makes us even more susceptible to harm if a supplier fails to deliver products or materials as required.

Changes in the financial or business condition of our suppliers, political instability, social or civil unrest, war or adverse market conditions in a supplier’s country, including any new global health emergency, demand from other customers of such suppliers or failure to comply with our codes of conduct or other contractual requirements, could render our suppliers unable to provide us with, or render us unable or unwilling to accept, the components we need to produce our products and thus subject us to losses or adversely affect our ability to bring products to market. Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, contract requirements, or laws and regulations, and in a timely manner could adversely affect our customer service levels, our reputation and our overall business. For example, during the COVID-19 pandemic, we experienced delays in the supply of, and increased costs of, materials necessary to operate our business, which made it difficult to produce our products in a timely manner. In addition, any increases in the costs of goods and services for our business, including as a result of inflationary pressures, may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in our operations. If a company in our supply chain engages in illegal, unethical or other questionable conduct, we may not have visibility into these practices, we may in certain circumstances be deemed to have concurrent responsibility with our supplier for such conduct, and we, and our customers, may face legal or reputational harm in addition to interruptions to our supply chain.

Failure to retain our existing customers or identify and attract new customers would have a material adverse effect on our business.

A substantial portion of our net sales is derived from several large customers. The Company had one customer that accounted for approximately 18% of total net sales for the year ended December 31, 2023. We have been serving this customer for more than 10 years. In addition, nearly two-thirds of our net sales for the year ended December 31, 2023 were from our top ten direct customers, which include certain Group Service Providers. We have been serving these top ten direct customers for an average of more than 10 years. If one or more of our key customer relationships ends, it could have a material adverse effect on our business and financial results. Our ability to provide products and services to these customers and our other customers and meet very high-quality standards in a timely manner is critical to our business success. For example, one of the key services that we offer our customers is the prompt and timely production and delivery of replacement debit or credit cards. Orders for replacement debit or credit cards often are placed on short notice and may require personalization. If we are unable to offer these and our other products and services in a high quality and timely manner, our relationships with our customers may be adversely affected and customers may terminate their contracts with us.

In addition, our continued business relationship with our customers may be impacted by several factors beyond our control, including changes in purchasing and inventory management practices by our customers, more attractive product offerings from our competitors, pricing and inflationary pressures, Group Service Providers’ and program managers’ ability to retain existing or gain new customers, the financial health of our customers and macroeconomic conditions affecting the Financial Payment Card industry or our financial institution and other customers. Our business practices may also be subject to periodic audits by customers as part of that customer’s third-party risk management programs, the outcome of which may result in the loss of that customer or may cause us to incur significant costs in order to satisfy the customer’s requirements. Because our contractual arrangements with customers generally do not include exclusivity clauses or commitments to order specified quantities of products on a medium or long-term basis, there is no guarantee that we will receive orders on a consistent basis or on favorable terms, or be able to renew contracts or purchase orders in a given year on favorable terms or at all. Additionally, as a result of labor shortages and supply-chain constraints, the Company has experienced extended production lead times in the past in some areas of the business which resulted in difficulty meeting some customers’ delivery expectations. While we continue to proactively monitor, assess and take steps to minimize disruptions and delays in production, these disruptions and delays have caused, and may continue to cause, the Company to lose or delay customer opportunities.

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

Our business functions are complex and require wide-ranging expertise and intellectual capital. If we fail to recruit, retain and develop personnel who can provide the needed expertise across the entire spectrum of our operating and intellectual capital needs, including as a result of leadership changes, then the ability of our business to successfully compete and grow may be adversely affected. The market for qualified personnel is highly competitive and we have previously experienced labor availability issues in several of our facilities. This shortage of labor has resulted, and may in the future result, in increased compensation and recruiting expenses which could have a material adverse effect on our profitability, particularly if we are unable to pass all of such expenses on to our customers or are limited in our ability to find suitable workers.

In addition, we rely, in part, on the accumulated knowledge, skills and experience of our key personnel, including our executive officers. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations, as we may not be able to find suitable individuals to replace such key personnel on a timely basis or without incurring increased costs, or at all. If our key personnel were to leave us without adequate succession plans in place, it may cause a failure to maintain continuity in key business functions. We may not succeed in recruiting sufficient personnel to support our production needs or may fail to effectively replace current personnel who depart with qualified or effective successors. Personnel shortages have resulted, and may in the future result, in extended production lead times and difficulty in meeting customers’ delivery expectations, which could result in the loss of customers and damage to our reputation and have a material adverse effect on our business, financial condition and results of operations.

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our business, financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. For example, in March 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank and Signature Bank, after each bank was unable to continue its operations, and assisted with the assumption of First Republic Bank’s deposits and assets by JP Morgan Chase. These events exposed vulnerabilities in the banking sector, including uncertainties, significant volatility and contagion risk, any or all of which could have an adverse effect on our business, financial condition and results of operations.

In addition to the market-wide impacts, our reliance on financial institutions and non-traditional financial service providers such as fintechs as our primary customers exposes us to additional risk from adverse events affecting the industry. Certain financial institutions’ failures, the migration of deposits from smaller financial institutions to larger ones due to reduced confidence in or concerns about the stability of smaller financial institutions or non-traditional financial service providers, as well as consumers opening fewer new accounts at these institutions, may impact the quantity and timing of orders for our products. Additionally, uncertainty in the banking sector, as well as broader economic conditions in general, may cause banks and financial institutions to implement precautionary measures such as reducing spending on card programs or being more selective about issuing or renewing cards to customers. Any of the foregoing events could result in lower demand for our products, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Critical vendors, third-party manufacturers or other third parties on which we rely could also be adversely affected by the liquidity and other risks related to bank failures, which in turn could result in material adverse impacts on our business, financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets and difficulty in accessing commercial financing on acceptable terms or at all due to tightening credit markets, unfavorable covenant terms and higher interest rates. Any third-party bankruptcy or insolvency, or any breach or default by a third party on which we rely, or the loss of any significant supplier relationships, could result in material adverse impacts on our business, financial condition and results of operations.

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, impair customer and vendor relationships, disrupt our internal operations, harm perception of our products and expose us to litigation and/or regulatory penalties, which could have a material adverse effect on our business and our reputation.

The reliability and security of our IT infrastructure and our ability to protect sensitive and confidential information for our customers, which include many financial institutions, is critical to our business. We have been and may continue to be a target of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, ransomware attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from unauthorized use of or access to computer systems (including from internal and external sources). Increasing use of artificial intelligence or machine learning capabilities may increase these risks. A breach of our security defenses could result in a loss of our intellectual property, the release of sensitive cardholder information and customer, consumer or employee personal data, or the loss of production capabilities at one or more of our production facilities. We may also be at risk from cyber-attacks on third parties with whom we do business to the extent their compromised systems interact with our systems or employees. For example, our employees, contractors, customers or other users of our systems are from time-to-time subject to fraudulent inducements by parties attempting to gain access to our data. We have no control over the level of response offered by any third party whose systems have been impacted by a cyber-security breach and to the extent we are also impacted by interacting with compromised systems or bad actors, we could also experience system disruptions, financial loss, fines or penalties and potential damage to our reputation. In recent years these types of incidents have become more prevalent and pervasive across industries, including in our industry.

In addition, our encryption systems are at risk of being breached or decoded. We use encryption technology to protect sensitive data while in transit and at rest. Also, smart cards are equipped with keys that encrypt and decode messages in order to secure transactions and maintain the confidentiality of data. The security afforded by this technology depends on the integrity of the encryption keys and the complexity of the algorithms used to encrypt and decode information. Any significant advances in technology that enable the breach of cryptographic systems, malicious software infiltration or that allow for the exploitation of weaknesses in such systems could result in a decline in the security we are able to provide through this technology. Any material breach of our secured systems could harm our competitive position, result in a loss of customer trust and confidence, and cause us to incur significant costs to remedy the damages caused by system or network disruptions, whether caused by cyber-attacks, security breaches, internal control failures or otherwise, which could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, including the operation of complex IT systems and production equipment. In addition, a significant portion of the communication between our employees, customers and suppliers depends on our IT systems. The reliability of our IT infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs, are critical to our business.

In order to serve our customers and operate certain aspects of our business, we depend on data centers and computing infrastructure that is both our own as well as provided by third party vendors. To the extent applications and data used in our business are hosted by third party vendors at their facilities, we do not control the operation of such facilities or in some cases the hardware and infrastructure within them. Any disruption of, interference with, or inability to keep up with our needs for capacity by our third-party data centers or hosted infrastructure partners could interrupt our business operations. In addition, any problems faced by our third-party data center operations or hosted infrastructure partners with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our ability to service our customers also largely depends on the efficient and uninterrupted operation of our own computer information systems and complex production equipment, much of which relies on computer operating systems, residing at our leased facilities. The proper functioning of such systems can be adversely affected by the increasing age and usage of such systems, among other things. Any interruption in our business applications, systems or networks, including, but not limited to, new system implementations, server downtime, failure to upgrade or patch software, facility issues, natural disasters or energy blackouts, could have a material adverse impact on our operations, sales and operating results. Additionally, we have a limited number of employees with the expertise required to operate such internal applications, systems and networks as well as remediate them in the event of a failure, and thus the attrition of such employees could result in our inability to quickly and effectively resolve future IT issues that may arise.

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

Our future success depends upon our ability to develop, introduce and commercialize new products and services which can be a lengthy and complex process. We may be unable to commercialize new or improved products and services we may develop on a timely basis or at all.

The development of new or enhanced products and services is a complex and uncertain process requiring the accurate anticipation of technological, market and industry trends, as well as precise technical execution, all of which could adversely affect our ability to meet customer demand for new or enhanced products. The successful development of new products and services may require us to undertake time-consuming and costly research and development activities, and we may experience difficulties or challenging market conditions that could delay or prevent the successful development, commercialization and marketing of these new products and services, including, for example, limited or delayed market acceptance of dual-interface EMV technology or eco-focused card solutions in the United States. Before we can commercialize any new products and services, we may need to expend significant funds in order to conduct substantial research and development. Additionally, we have limited research and development resources as compared to many of our competitors, which may result in an immature product development process and lengthy product roll-outs. If we have difficulty producing innovative products, there could be a material adverse effect on our revenue, results of operations, reputation and business. New or enhanced product and service offerings may also expose us to additional risks, such as new sources of supplies, increased regulation or reputational harm.

As we develop products and services, we may need to make significant investments in product development and new technology, as well as sales and marketing resources. Furthermore, if we are unable to develop and introduce new and innovative products in a cost-effective and timely manner, our product and service offerings could be rendered obsolete. In addition, competitors may be able to develop and commercialize competing products more quickly and efficiently. Artificial intelligence and machine learning technologies have rapidly developed and if we cannot successfully integrate these technologies into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner, we may be at a competitive disadvantage. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain a substantial amount of debt, and we may incur additional debt in the future to help fund our business. The agreements governing our indebtedness do not fully prohibit us or our subsidiaries from incurring additional indebtedness in the future, and to the extent that we incur additional indebtedness, the risks associated with our substantial indebtedness described below, including our possible inability to service our debt, may increase. Our substantial indebtedness and interest expense could have important consequences to us, including:

●	limiting our ability to use a substantial portion of our cash flow from operations in other areas of our business, including for working capital, research and development, expanding our infrastructure, capital expenditures and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest, make principal payments and/or otherwise service our debt;
●	impacting our cash flows, results of operations and financial condition when interest rates rise, because the interest rate on our revolving credit facility is a floating rate that varies depending on market interest rates and issuance or refinancing of other debt in the future may be incurred at higher interest rates than current debt;
●	limiting our ability to retain or attract customers and our ability to attract or retain qualified employees due to our significant amount of debt and the related implications of such debt for the Company’s long-term financial condition;
●	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our strategy, and other expenses or investments planned by us;
●	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;
●	limiting our ability to timely make our debt service payments or to satisfy our other obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness);
●	limiting our ability, or increasing the costs, to refinance indebtedness prior to maturity dates;
●	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally; and
●	placing us at a competitive disadvantage as compared to our competitors that are less leveraged.

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

We may not be able to refinance our existing long-term debt if necessary, or we may only be able to do so at a higher interest rate or on other less favorable terms.

We may be unable to refinance or renew our existing long-term debt and our failure to repay all amounts due on the maturity date would cause a default under the long-term debt agreement as well as our credit agreement. Amounts borrowed and outstanding under our long-term debt agreement and senior secured revolving credit facility are required to be repaid in full, together with any accrued and unpaid interest, no later than March 15, 2026 (and may be subject to earlier mandatory prepayment upon certain events). Alternatively, any renewal or refinancing may occur on less favorable terms for both the long-term debt and the credit facility. If we refinance on terms that are less favorable to us than the terms of our existing debt and credit facility, our interest expense may increase significantly, which could impact our results of operations and impair our ability to use our funds for other purposes.

We are considered an accelerated filer and are required to comply with the Sarbanes-Oxley Act of 2002, and our inability to maintain effective internal control over financial reporting in the future could result in investors losing confidence in the accuracy and completeness of our financial reports and negatively affect the market price of our common stock.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. The costs associated with compliance with these and future laws and related rules and interpretations could have a material impact on our results of operations.

Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). See Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting. We have identified material weaknesses and significant deficiencies in our internal controls in the past and we may identify additional material weaknesses or significant deficiencies in our internal controls in the future. If any such control deficiencies occur in the future, we may not detect errors on a timely basis, our financial statements may be materially misstated, investors may lose confidence in the accuracy and completeness of our financial reports and we may be unable to timely produce our financial reports. Any of the foregoing could negatively affect the market price of our common stock, perhaps significantly. In addition, we could become subject to investigations by any stock exchange on which our securities are listed, the SEC or other regulatory authorities, or litigation or disputes with stockholders, which could require additional financial and management resources and result in more costly directors’ and officers’ insurance, which could have an adverse impact on our business.

Disruptions in production at one or more of our facilities may have a material adverse impact on our business, results of operations and/or financial condition.

Any serious disruption at any of our facilities, including as a result of public health emergencies, severe weather conditions, climate change, natural disasters, hostilities, political instability, social unrest, network outages or terrorist activities, could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. In the event of a disruption in production at one of our facilities, our other facilities may not have sufficient capacity, may not have the specialized equipment necessary, may have higher production costs, may take significant time to increase production or may fail to meet our customers’ requirements, any of which could negatively impact our business, results of operations and financial condition. Production disruptions may cause our customers to seek alternative supply, which could further adversely affect our profitability.

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

Additionally, all of our production facilities are currently leased, and we are subject to risks associated with our current and future real estate leases for such facilities. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, we may be unable to find replacement locations with adequate capacity for our unique equipment and both current and future operational needs, and we may experience disruption or significant cost in relocating, any of which could have an adverse effect on our operations, customer relationships and financial performance. Moreover, the lease at our Fort Wayne, Indiana production facility expires in January 2026 with no current option to renew and we are taking steps to relocate the operations at this facility to a new location. We may not be able to successfully relocate our operations in a timely manner or do so without experiencing business interruption. Our other production facilities may not have the ability to support the production needs serviced by this facility, and we do not have contractual arrangements with any other manufacturers in the event this facility ceases to be available to us for any reason. Also, a substantial investment in improvements and equipment will be necessary to facilitate the relocation of these operations. These costs may exceed our expectations or we may face delays for the relocation of the facility, which could have an adverse effect on our operations, customer relationships and financial performance.

Our business could suffer from problems in production quality, materials and process, which could reduce, delay or interrupt production of our products, resulting in adverse impacts to our business and financial results.

We produce our products using processes that are highly complex, require complex and costly equipment and must continually be modified to improve yields and performance. Difficulties in the production process can reduce product yields, reduce product quality or interrupt production altogether. We may not have adequate replacements for failing or malfunctioning machinery available in a timely fashion. Additionally, we have experienced malfunctions and errors, including human error, relating to the operation of certain machinery and systems used in our production process that, in some instances, have resulted in the delivery to our customers of products that did not meet their standards or specifications or failed to function in the marketplace. Such problems have in the past resulted, and may in the future result, in our inability to properly fulfill customer orders and/or our obligation or election to replace products at our cost and expense, provide credit to or reimburse customers for related damages. We may also be subject to claims relating to such issues. The occurrence of any of these risks could damage our reputation and result in the loss of business, which could have an adverse impact on our business, financial condition and results of operations.

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

There is an increasing focus from certain investors, regulators, customers, employees and other stakeholders concerning corporate responsibility, specifically related to ESG matters. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in the Company if they believe our practices relating to ESG are inadequate, which may hinder the Company’s access to capital. In addition, certain investment funds specialize in companies that perform well in such assessments, and some major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. In addition to the topics typically considered in such assessments, for businesses in the card production industry, issues of emissions and plastic waste are of particular importance. For example, increased attention to conservation measures and negative consumer attitudes about plastic products or other components in our products could have an adverse impact on demand for our products, which could adversely impact our business and results of operations.

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

Damage to our reputation or brand image can adversely affect our business.

Our reputation forms the foundation of our relationships with key stakeholders and other constituencies, including employees, consumers, customers and suppliers, and maintaining a positive reputation globally is critical to the successful operation of our business. Negative publicity surrounding us, our activities, our personnel or our business partners, consumer perception of our response to political and social issues or catastrophic events, and campaigns by activists, whether or not warranted, connecting us, our personnel, our supply chain or our business partners to a failure to maintain high ethical, business and environmental, social and governance practices, including with respect to human rights, workplace conditions and employee health and safety, whether actual or perceived, could adversely impact our reputation and brand image and may decrease demand for our products, thereby adversely affecting our business, results of operations, cash flows or financial condition.

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

Our efforts to prevent the misappropriation or infringement of our intellectual property or the intellectual property of our customers may not succeed. We actively seek to protect our proprietary rights and trade secrets by engaging in litigation and by entering into confidentiality agreements with our employees, consultants, and strategic partners and controlling access to and distribution of our technologies, documentation and other proprietary information. Nevertheless, unauthorized parties may attempt to copy aspects of our products or technologies or to obtain and use information that we regard as proprietary and may use such information to interfere with our business. Enforcing our intellectual property rights has in the past caused and may in the future cause us to incur significant costs. These costs and other consequences from the unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the rise of artificial intelligence and machine learning technologies may expose us to increasing risk with regard to both protecting of our intellectual property and defending against misappropriation claims. Such technologies are imperfect and the use of artificial intelligence or machine learning technologies by us, our customers or parties with whom we conduct business, and by unrelated third parties could inadvertently cause us to infringe upon other parties’ intellectual property ownership or rights, or could alternatively infringe upon our intellectual property rights. As a result, we may be subject to claims we have infringed upon, misappropriated or misused other parties’ intellectual property. We may also have to resort to litigation to enforce our intellectual property rights, either of which could result in substantial costs and diversion of our resources.

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

In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. The terms of our outstanding indebtedness and the low trading volume and fluctuating trading price of our common stock may adversely affect our ability to access capital markets and any such financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. We may be unable to access capital due to unfavorable market conditions or other market factors outside of our control, and we may not be able to raise additional capital when needed. Any failure to achieve adequate funding will delay our products and services innovation and development and could lead to abandonment of one or more of our strategic initiatives. Any of these events could materially harm our business, financial condition and prospects.

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

We intend to continue to seek additional acquisition opportunities to potentially expand into new markets and to enhance our position in existing markets. We cannot assure we will be able to successfully identify suitable acquisition opportunities, prevail against competing potential acquirers, negotiate appropriate acquisition terms, obtain financing that may be needed to consummate such acquisitions, complete proposed acquisitions, successfully integrate acquired businesses into our existing operations or expand into new markets. In addition, any acquisition, once successfully integrated, may not perform as planned, be accretive to earnings or prove to be beneficial to our operations and cash flow.

Our long-lived assets represent a significant portion of our total assets, and we may never realize their full value.

Our long-lived assets recorded as of December 31, 2023 include $63.1 million of plant, equipment, leasehold improvements and operating lease right-of-use assets, $14.1 million of net intangible assets, and $47.2 million of goodwill.

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

In operating a Financial Payment Card business, we manage large amounts of personally identifiable information of cardholders, including cardholder names, account numbers, healthcare provider names and health savings account numbers, and similar information and are thus subject to laws and requirements relating to data privacy and security, which continue to evolve and may become increasingly difficult to comply with. For example, the California Consumer Privacy Act and the California Privacy Rights Act generally require companies like ours, which process consumer personal information on behalf of their customers, to use, retain or disclose consumer personal information solely for certain limited purposes, including to provide services to our customers according to the terms of our customer contracts. Other states have enacted similar data privacy laws and regulations and/or amended their existing data privacy laws and regulations. Furthermore, to the extent these laws apply to our customers, our customers have imposed, and may continue to impose additional, privacy related contractual obligations on us, adherence to which may require additional investment in resources and internal processes. Additionally, as we continue to innovate our products and services offerings, including potentially leveraging the use of artificial intelligence and machine learning capabilities, and expand into new lines of business, and as the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we have and may continue to become subject to additional data privacy and security legal requirements and regulations such as HIPAA. New products and services we develop may also require that we obtain and retain more personally identifiable information for a longer period of time than we have done historically. We have incurred significant expenses to meet the obligations of current privacy-related laws and requirements, and we expect to continue to incur these as well as additional expenses if we become subject to additional privacy-related laws and regulations, which will continue to necessitate us making changes to our internal processes, procedures and systems. Failure to comply with existing or future data privacy and security laws, regulations and requirements to which we are or become subject could result in fines, sanctions, penalties, civil lawsuits or other adverse consequences as well as loss of customer and consumer confidence, which could materially adversely affect our results of operations, overall business and reputation. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to increased program costs, liability and reputational damage.

New and developing technology solutions and products could make our existing technology solutions and products obsolete or irrelevant, and if we are unable to introduce new products and services in a timely manner, our business could be materially adversely affected.

The markets for our products and services are subject to technological changes, frequent introductions of new products and services, evolving industry standards and changing customer preferences and demands. In particular, the rise in the adoption in digital payment systems or mobile payments may make physical cards less attractive as a method of payment. Certain merchants are also increasingly offering “buy now pay later” installment programs directly to consumers which may eliminate the use of a payment card to complete a transaction. Mobile payments, biometric payments and direct installment payment programs offer consumers an alternative method to make purchases without the need to carry a physical card and could, if widely adopted, reduce the number of Financial Payment Cards issued to consumers. In addition, other new and developing technology solutions and products, including artificial intelligence and machine learning capabilities, could make our existing technology solutions and products obsolete or irrelevant.

Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these services, or our new services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. If we do not complete or gain market acceptance of new products, services and technologies, it would likely have a material adverse effect on our ability to retain existing customers or attract new ones. For example, one of our growth opportunities is the continued transition to dual-interface EMV cards by U.S. card issuing banks. Banks may be delayed in transitioning to the issuance of dual-interface EMV cards due to increased costs and other factors. If these entities do not deploy dual-interface EMV technology or do so less quickly and/or completely than we expect, our ability to grow could be affected which could have a material adverse effect on our business, financial condition and results of operations.

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

Our failure to operate our business in accordance with the standards of the PCI Security Standards Council or other industry standards applicable to our customers, such as Payment Card Brands compliance standards, could have a material adverse effect on our business.

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

We make significant investments in our network of high-security facilities in order to meet these standards and criteria, including investments required to satisfy changes adopted from time to time in their respective standards and criteria. Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have constituted in the past an important part of our revenue and profitability. For the year ended December 31, 2023, the vast majority of the products we produced and services we provided were subject to compliance with the standards of one or more of the Payment Card Brands. If we were to lose compliance with one or more of the standards of the Payment Card Brands or of the PCI Security Standards Council for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the networks of the Payment Card Brands. Additionally, certain of our facilities operate under variances of certain of these standards. If such variances are not granted in the future or if we are required to move or alter a facility in order to maintain compliance, we may incur significant costs and delays, or may lose our ability to offer services in that facility, which would be disruptive to our business and have an adverse effect on our customer relationships and financial results. If, as a result of noncompliance with standards of the PCI Security Standards Council or other standards of the Payment Card Brands, we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Delays or interruptions in our ability to source raw materials and components used in our products from foreign countries, as well as trade restrictions on goods imported into the United States, could materially harm our business, financial condition and results of operations.

Most of our microchips, as well as certain other raw materials used in our products, are imported from suppliers located outside of the United States. We have experienced and may in the future experience delays and interruptions in our ability to obtain materials imported into the United States due to global economic downturns and trade disruptions, including related to global health crises. We may also experience such delays and interruptions in our supply chain due to political instability, civil unrest or war in countries from which we directly or indirectly source raw materials and components used in our products. Additionally, the U.S. government has imposed tariffs on imports from certain countries, including countries in which our suppliers are located, and may impose further tariffs and/or trade restrictions. The future status of certain existing international trade agreements to which the United States is party is also uncertain, and such trade agreements could be terminated or replaced. Any of these factors could depress economic activity, restrict our access to suppliers and have a material adverse effect on our business, financial condition and results of operations.

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

We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions on the import or export of goods in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Prolonged military action in foreign conflicts has impacted and may continue to have adverse effects on the global economy, and such effects could materially adversely affect our business, operations, operating results and financial condition.

In early 2022, Russian forces launched significant military action against Ukraine, and the region has since experienced sustained conflict and disruption, which may continue in 2023 and beyond. Governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Additionally, conflicts have developed recently in the Middle East. These actions and conflicts have not had a material impact on the Company's financial condition or results of operations; however, the continuation or escalation of geopolitical tensions or military action related to the conflict and the imposition of additional economic sanctions could continue to adversely affect the global economy and financial markets, disrupt trade and accelerate inflationary pressures, among other things, which could negatively affect the demand for our products and further intensify problems in the global supply chain. Although we do not have any operations in the affected areas, we believe we have experienced shortages in raw materials and increased costs for transportation and energy due in part to the negative impact of the foreign military conflicts on the global economy, which impacts may persist or worsen as these conflicts continue or escalate. Such conflicts also increase the risk of retaliatory acts impacting U.S. companies, which may include disruptions to our or our customers’ or suppliers’ technology infrastructure, including through cyberattack, ransom attack or cyber-intrusion. The extent and duration of any military action, sanctions and resulting market and economic disruptions are impossible to predict but could be substantial.

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

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital), own approximately 57% of our common stock, in the aggregate, as of December 31, 2023. Continuation of this concentrated ownership could result in a limited number of shares being available to be traded in the market, resulting in reduced liquidity. Additionally, the price of our common stock has experienced volatility due to the limited number of shares available to trade on the open market.

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

Conflicts of interest may arise because directors who are principals of or who were nominated by our majority stockholders serve on our board of directors.

Nicholas Peters, who is an officer of Parallel49 Equity (and its predecessor), serves on our board of directors. H. Sanford Riley was nominated to serve on our board of directors by the Tricor Funds, our majority stockholders pursuant to the Director Nomination Agreement (defined below). The Tricor Funds are funds controlled by Parallel49 Equity and its affiliates. Parallel49 Equity and entities controlled by it may in the future hold equity interests in entities that directly or indirectly compete with us, and companies in which it currently invests may begin directly or indirectly competing with us. As a result of these relationships, when conflicts between the interests of Parallel49 Equity, on the one hand, and of our other stockholders, on the other hand, arise, such directors may not be disinterested. Although our directors and officers have a duty of loyalty to the Company under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us. Our certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Parallel49 Equity or any entity that controls, is controlled by or under common control with Parallel49 Equity (other than any company that is controlled by us) or any investment funds managed by Parallel49 Equity will not be required to offer any transaction opportunity of which such person becomes aware to us and could take any such opportunity for himself, herself or itself or offer such opportunity to other companies in which such person has an investment, unless such opportunity is offered to such person solely in his, her or its capacity as one of our directors.

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

Our common stock is currently traded on the Nasdaq Global Market. In order to maintain our listing on Nasdaq, we must maintain certain financial and share distribution targets, including maintaining a minimum number of public stockholders, a minimum number of publicly held shares, a minimum market value of publicly held shares and a minimum bid price, in addition to meeting certain corporate governance requirements. We may not be able to maintain compliance with the requirements for continued listing of our common stock on Nasdaq. If our common stock is delisted and we are unable to list our common stock on another U.S. national securities exchange, we expect our securities would be quoted on an over-the-counter market. Any delisting from Nasdaq could result in significant material adverse consequences for our stockholders, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. Other consequences could include a loss of confidence by investors, customers, suppliers and employees, and an adverse effect on our ability to obtain financing to continue operations.

Our business and operations could be negatively affected by stockholder activism and securities litigation.

Stockholder activism, which could take many forms or arise in a variety of situations, has become increasingly prevalent in recent years. Previously, a stockholder in the Company publicly expressed criticism regarding the Company’s strategic direction, capital allocation priorities and corporate governance in connection with an attempt to nominate a director candidate at our 2023 annual meeting of stockholders. We could also face similar criticism from others, as well as criticism for risks associated with Parallel49 Equity’s controlling ownership interest in the Company. We could become more prone to stockholder activist demands in the event Parallel49 Equity reduces its ownership in the Company. Additionally, we have in the past been subject to securities litigation following volatility in the price of our common stock, and may again be subject to securities litigation, including as a result of the volatility in the price of our common stock, related to stockholder activism, or otherwise.

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

We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance long-term stockholder value.

In November 2023, our board of directors approved a share repurchase program authorizing the repurchase of up to $20 million of our common stock through December 31, 2024. We are not obligated to repurchase a specified number or dollar value of shares on any particular timetable or at all. We may not repurchase stock at favorable prices. The share repurchase program could affect the price of our common stock, increase volatility, reduce the market liquidity for our shares and diminish our cash reserves. The repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

We are subject to numerous evolving and complex laws and regulations which apply, among other things, to financial reporting standards, corporate governance, data privacy, tax, unclaimed property, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, and labor and health and safety laws and regulations in each jurisdiction in which we operate. Though we currently have limited international operations, the expansion thereof in the future may increasingly expose us to risks associated with international business operations, including political instability (e.g., the threat of or actual war, terrorist attacks or civil unrest), inconsistent regulations across jurisdictions, unanticipated changes in the regulatory environment, and import and export restrictions. Any of these events may affect our employees, reputation, business or financial results as well as our ability to meet our objectives.

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

None.

Item 1C. Cybersecurity

Cyber threat actors and the types of threats posed are becoming more sophisticated and effective and are increasingly targeting commercial companies. In an attempt to mitigate these cyber threats to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data, customers and other stakeholders entrust to us, a top priority. The board of directors and our management are actively involved in the oversight of our risk management program, which includes cybersecurity. We have established policies, standards, processes and practices for assessing, identifying and managing material risks from cybersecurity threats. There may be instances where our policies and procedures are not properly followed or where such policies and procedures prove to be ineffective. As of the date hereof, we are not aware of any material risk from cybersecurity threats that has materially affected the Company, including our business strategy, results of operations or financial condition. We can provide no assurance that there will not be incidents in the future or that such incidents will not materially affect us, including our business strategy, results of operations, or financial condition. For more information regarding risks related to system security risks, data protection breaches and cyber-attacks, see the risk factor entitled “System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, impair customer and vendor relationships, disrupt our internal operations, harm perception of our products and expose us to litigation and/or regulatory penalties, which could have a material adverse effect on our business and our reputation” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Risk Management and Strategy

Our policies and processes for assessing, identifying and managing material risks from cybersecurity threats are integrated into our overall risk management program and are based on the frameworks established by the National

Institute of Standards and Technology (“NIST”) and other applicable industry standards. Our cybersecurity program in particular focuses on the following key areas:

Collaboration

We work to identify and address our cybersecurity risks through a comprehensive, cross-functional approach. Key security, risk and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to encourage prompt escalation of certain cybersecurity incidents so that decisions regarding customer disclosure, public disclosure and reporting of such incidents can be made by management and the board of directors in a timely manner.

Risk Assessment

Annually, the Security Committee (defined below) conducts a cybersecurity risk assessment that takes into account information from internal stakeholders, known information security vulnerabilities and information from external sources (e.g., reported security incidents that have impacted other companies, industry trends and evaluations by third parties and consultants). The results of the assessment are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes and inform a broader enterprise-level risk assessment that is analyzed by the Security Committee and presented to the board of directors, Audit Committee and members of management.

Technical Safeguards

The Company’s cybersecurity program evaluates new threats to learn new attacker techniques, adopt defenses and implement new safeguards to protect our information systems from cybersecurity threats. These safeguards are evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience. Independent assessments of the safeguards by external third-party consultants, which also include the detection of threats, are evaluated and improvements to systems are incorporated.

Incident Response and Recovery Planning

In an effort to effectively respond to a security event, we follow a comprehensive cybersecurity incident response plan. We regularly review, test and evaluate the plan for effectiveness.

Third-Party Risk Management

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers are subject to security risk assessments at the time of onboarding, contract renewal and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party providers, as appropriate.

Education and Awareness

Our Company policies require our employees to assist in the protection of our customers’ data. We have various training programs, conducted frequently, designed to heighten employees' awareness of current threats, educate them on effective mitigations and reinforce the importance of handling and safeguarding customer and employee data in accordance with our established security protocols. To evaluate the effectiveness of these training programs and monitor the effectiveness of our security controls, we have implemented mock testing practices. Annual incident response training is conducted for administrative personnel that would be expected to be involved with, and respond to, a security incident.

External Assessments

Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. We conduct regular independent cyber audits to assess our controls and alignment against the NIST Cybersecurity Framework, compromise assessments to baseline and assess if a current or past compromise had occurred within our infrastructure, and maintain industry certifications and attestations that demonstrate our dedication to protecting customer data. The results of significant assessments are reported to management, the board of directors and Audit Committee. Cybersecurity processes are adjusted based on the information provided from these assessments.

Governance

Board Oversight

The board of directors, in coordination with the Audit Committee, oversees our management of cybersecurity risk. They receive regular reports from management about the prevention, detection, mitigation and remediation of cybersecurity incidents, including material security risks and information security vulnerabilities. Our Audit Committee, as part of its risk oversight function, is responsible for overseeing our cybersecurity program. The Audit Committee receives regular updates from management on cybersecurity risk resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments and relevant internal and industry cybersecurity incidents.

Management’s Role

Our chief information security officer (“CISO”), chief technology officer (“CTO”), Chief Legal and Compliance Officer (“CLCO”) and Director Information and Cybersecurity (“DC”) have primary responsibility for assessing and managing material cybersecurity risks and are members of an internal committee that reviews issues and initiatives related to data security and privacy (the “Security Committee”), which drives alignment on security decisions across the Company. The CISO has over 20 years of experience in various roles related to information security and related technology, including roles specific to managing security requirements related to organizations operating in the payment card industry. The CTO and DC also each have over 20 years of experience serving in various roles in information technology fields; the CTO has been with the Company since 2014 and the DC previously served as the Chief Information Security Officer at an IT services and consulting company. The CLCO has over 10 years of experience managing risks, including risks arising from cybersecurity threats, at publicly traded companies. The Security Committee meets at least quarterly to review security performance metrics, identify security risks and assess the status of approved security enhancements. The Security Committee also considers and makes recommendations to the Audit Committee on security policies and procedures, security service requirements and risk mitigation strategies.

Item 2.	Properties

Information regarding each of our facilities, which may include multiple leases at each location, is set forth below.

		Square	Owned/
Location	Operations	Footage	Leased
Littleton, Colorado	Financial Payment Card production, corporate facility	65,000	Leased
Roseville, Minnesota	Financial Payment Card production, card personalization services, card packaging services, fulfillment	227,000	Leased
Fort Wayne, Indiana	Financial Payment Card production	45,000	Leased
Nashville, Tennessee	Financial Payment Card personalization services, instant issuance, fulfillment	65,000	Leased

Item 3.	Legal Proceedings

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests; three of the patents have been invalidated in the IPR proceedings and one remains under review. The patent owner, Feinics AmaTech Teoranta, initially appealed the invalidation of the three patents and subsequently elected to dismiss those appeals. Should the remaining patent survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably.

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

Holders

There were twenty-three stockholders of record as of February 29, 2024. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

We do not currently expect that any cash or other dividends will be paid to holders of our common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s board of directors.

Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expires on December 31, 2024. Under the share repurchase plan, the Company may purchase shares through privately negotiated transactions or through open market purchases, including through plans complying with Rule 10b5-1 under the Exchange Act. The extent and timing of repurchases will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company.

On December 6, 2023, the Company entered into a Stock Repurchase Agreement with Tricor Pacific Capital Partners (Fund IV) US, LP (“Parallel49”), which is one of the Company’s majority stockholders. Pursuant to this agreement, the Company has agreed to purchase from Parallel49, and Parallel49 has agreed to sell to the Company, three times the number of shares of the Company’s common stock acquired by the Company in the open market from time to time from non-Parallel49 holders during the period commencing from the date of this agreement and ending on March 31, 2024, up to a maximum of 325,000 shares. Such open market purchases will be made pursuant to the Company’s stock repurchase plan. The repurchase price for any shares acquired by the Company from Parallel49 pursuant to this agreement will be 98% of the volume weighted average purchase price paid by the Company for all other shares acquired by the Company in the open market during such period. The repurchase from Parallel49 will take place in early April 2024 and will be part of the share repurchase plan authorization levels. In the event that the Company enters into any other privately negotiated repurchase transaction prior to March 31, 2024, the Agreement also gives Parallel49 the option to sell to the Company a number of shares equal to three times the number of shares acquired by the Company in such privately negotiated repurchase transaction, at the same price. The Company may enter into similar arrangements with Parallel49 in the future.

The following table sets forth share repurchases for each of the three months of the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
October 1 - 31	—	$—	—	$—
November 1 - 30	—	$—	—	$—
December 1 - 31	13,180	$18.93	13,180	$19,017
Total	13,180	$18.93	13,180

(a) Reflects shares repurchased and retired under the 2023 repurchase authorization.

(b) Reflects the $20.0 million repurchase authorization less completed open market purchases and $0.7 million owed to Parallel49, in accordance with the Stock Repurchase Agreement entered into on December 6, 2023.

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

Company Overview

We are a payments technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. We define “Financial Payment Cards” as credit, debit and Prepaid Debit Cards (as defined below) issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®). We define “Prepaid Debit Cards” as debit cards issued on the networks of the Payment Card Brands, but not linked to a traditional bank account. We also offer an instant card issuance solution, which provides customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders. We have established a leading position in the Financial Payment Card solutions market through more than 20 years of experience.

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

Trends and Key Factors Affecting our Financial Performance

We believe the following key factors may have a meaningful impact on our business performance and may negatively influence our financial and operating results:

We believe some customers have reduced demand for our products and services and we may experience reduced demand from customers in the future due to the following:

●
Some large banks point toward the possibility that the U.S. economy may experience an economic slowdown in the near future, which we believe has caused, and may continue to cause, some of our customers, particularly in the banking and financial services industry, to have concerns about the broader economic environment and therefore reduce overall spending, delay spending into future periods, or request pricing concessions, including on card programs or other products and services we offer.

●	Some of our customers have anticipated supply-chain-related delays and have correspondingly increased their own inventory of the Company’s products on hand during 2022. As supply-chain lead times have improved and given the economic concerns noted above, we believe some customers have become and continue to remain more focused on reducing their inventory levels.

●	Certain banks have experienced negative liquidity events, including takeover by industry regulators and deposit outflows, which have had the effect of deteriorating share prices and limiting access to capital, leading to cautionary signals and uncertainty in the financial services industry. Following these events, we experienced reduced demand in the Debit and Credit segment.

Segment Overview

Our business consists of the following reportable segments:

●	Debit and Credit;
●	Prepaid Debit; and
●	Other.

Debit and Credit Segment

Our Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services, including digital services, for card-issuing financial institutions and fintechs primarily in the United States. Products produced by this segment primarily include EMV® and non-EMV Financial Payment Cards, including contact and contactless (dual-interface) cards and plastic and encased metal cards, and Second Wave payment cards featuring a core made with ROBP, and other private label credit cards that are not issued on the networks of the Payment Cards Brands. We also sell Card@Once® printers and related supplies as part of our proprietary and patented instant card issuance system. Services provided include a variety of integrated card services, including card personalization and fulfillment services. We also provide print-on-demand services, where we produce images, personalized payment cards and related collateral on a one-by-one, on-demand basis for our customers, as well as our Card@Once software-as-a-service (SaaS) solution. The Debit and Credit segment operations are each audited for compliance by one or more of the Payment Card Brands. Many of our customers require us to comply with the standards of the PCI Security Standards Council.

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

Cost of Sales

Cost of sales includes the direct and indirect costs of the products we sell and the services that we provide. Product costs include the cost of raw materials, including microchips for all EMV cards and antennas for contactless EMV cards, labor costs, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Product costs also include Card@Once instant issuance printer and consumable product costs. Services costs include the cost of labor, raw materials in the case of tamper-evident security packaging, equipment and facilities costs, operation overhead, depreciation and amortization, leases and rental charges and transport costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, promotional activity, and employee relations. We include the costs of shipping and handling related to customer sales in cost of sales.

Gross Profit and Gross Margin

Gross profit consists of our net sales less our cost of sales. Gross margin is gross profit as a percentage of net sales.

Operating Expenses

Operating expenses are primarily comprised of selling, general and administrative expenses (“SG&A”) which generally consist of expenses for executive, finance, sales, marketing, legal and compliance, information technology, procurement, customer service, human resources, research and development and administrative personnel, including payroll, benefits and stock-based compensation expense, bad debt expense and outside legal and other advisory fees, including consulting, accounting, and software related fees. Operating expense also includes depreciation and amortization expense and may include impairment charges on tangible and intangible assets, when necessary.

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

Results of Operations

Year Ended December 31, 2023 Compared With Year Ended December 31, 2022

The following table presents the components of our consolidated statements of operations for each of the periods presented:

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$249,354	$281,190	$(31,836)	(11.3)%
Services	195,193	194,555	638	0.3%
Total net sales	444,547	475,745	(31,198)	(6.6)%
Cost of sales (1)	289,058	299,978	(10,920)	(3.6)%
Gross profit	155,489	175,767	(20,278)	(11.5)%
Operating expenses	93,899	96,637	(2,738)	(2.8)%
Income from operations	61,590	79,130	(17,540)	(22.2)%
Other expense, net:
Interest, net	(26,913)	(29,616)	2,703	(9.1)%
Other expense, net	(215)	(367)	152	*
Income before taxes	34,462	49,147	(14,685)	(29.9)%
Income tax expense	(10,477)	(12,607)	2,130	(16.9)%
Net income	$23,985	$36,540	$(12,555)	(34.4)%

Gross profit margin	35.0%	36.9%

* Calculation not meaningful

(1)	For the years ended December 31, 2023 and 2022, net sales and cost of sales each include $0.7 million and $1.0 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2023, compared to the corresponding period in the prior year. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Consolidated Statements of Income.

Net Sales:

Net sales decreased for the year ended December 31, 2023, primarily due to decreased Products net sales in our Debit and Credit segment, driven by lower volumes, partially offset by increased Card@Once services. Net sales also benefited from price increases, which were primarily implemented in 2022.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin decreased for the year ended December 31, 2023, primarily due to lower net sales and higher materials costs.

Operating Expenses:

Operating expenses decreased for the year ended December 31, 2023, primarily due to decreases in professional services in our Other segment and operating expenses in our Prepaid Debit segment, partially offset by an increase in compensation expenses. Compensation expenses increased due to the impacts of compensation related to an executive retention agreement and increased employee headcount and salary increases, partially offset by lower employee short-term incentive compensation.

Interest, net:

Interest expense decreased for the year ended December 31, 2023, primarily due to lower outstanding principal balances on our borrowings. For the year ended December 31, 2022, interest expense included a $0.6 million premium paid relating to the $20.0 million early redemption of the 8.625% Senior Secured Notes due 2026 (the “Senior Notes”).

Other Expense, net:

Other expense, net was relatively consistent for the years ended December 31, 2023, and 2022.

Income Tax Expense:

Our effective tax rate on pre-tax income was 30.4% and 25.7% for the years ended December 31, 2023, and 2022, respectively. The increase in the effective tax rate for the year ended December 31, 2023, was primarily due to tax deductibility limitations on executive compensation and a decrease in unrecognized tax benefits liabilities during the year ended December 31, 2022 due to the lapse of the statute of limitations.

Segment Discussion

Debit and Credit:

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales	$361,057	$390,559	$(29,502)	(7.6)%
Gross profit	$126,776	$144,214	$(17,438)	(12.1)%
Income from operations	$94,906	$110,045	$(15,139)	(13.8)%

Gross profit margin	35.1%	36.9%

Net Sales:

Net sales for Debit and Credit decreased for the year ended December 31, 2023, primarily due to a decrease in Products net sales, driven by volume declines in eco-focused cards compared to 2022, which benefited from the acquisition of a new portfolio by an existing customer, and EMV cards, partially offset by increased sales of other contactless cards. This decrease was partially offset by an increase in Services net sales due to higher Card@Once services, driven by a higher printer installation base. Net sales also benefited from price increases, which were primarily implemented in 2022.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Debit and Credit decreased for the year ended December 31, 2023, primarily due to lower net sales and higher materials costs.

Income from Operations:

The changes in income from operations for Debit and Credit for the year ended December 31, 2023 were primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above and decreases in operating expenses related to compensation related expenses and professional services.

Prepaid Debit:

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Net sales	$84,237	$86,136	$(1,899)	(2.2)%
Gross profit	$28,713	$31,553	$(2,840)	(9.0)%
Income from operations	$24,927	$25,577	$(650)	(2.5)%

Gross profit margin	34.1%	36.6%

Net Sales:

Net sales for Prepaid Debit decreased for the year ended December 31, 2023, primarily due to decreased volumes from existing customers, partially offset by sales to new customers.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Prepaid Debit decreased for the year ended December 31, 2023, primarily due to lower net sales, as well as increased labor costs and other expenses related to implementation of a change in our production staffing model where we completed the transition of temporary worker positions to permanent employee positions.

Income from Operations:

Income from operations for Prepaid Debit decreased for the year ended December 31, 2023, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above, partially offset by lower operating expenses.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(dollars in thousands)
Operating expenses	$58,243	$56,492	$1,751	3.1%

Operating Expenses:

Other operating expenses increased for the year ended December 31, 2023, primarily due to increased compensation expenses as a result of $7.0 million of compensation related to an executive retention agreement and increased employee headcount and salary increases, partially offset by decreases in employee short-term incentive compensation and professional services.

Liquidity and Capital Resources

At December 31, 2023, we had $12.4 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven from net income and fluctuations in working capital. Our working capital fluctuates primarily due to the timing of tax payments, timing of receipts from customers, inventory levels, payments of employee incentive programs and interest payments on our Senior Notes, with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows through our operating subsidiaries. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels, and our senior secured revolving credit facility (the “ABL Revolver”) with available borrowing capacity of $74.7 million as of December 31, 2023, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, share repurchases and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. These factors include, but are not limited to, changes in economic conditions, especially those impacting our customers, and the pricing, terms and availability of goods and services that we purchase, and financings that we enter into.

Cash Flow from Operating Activities

Cash provided by operating activities increased for the year ended December 31, 2023 to $34.0 million from $31.3 million for the year ended December 31, 2022, primarily due to collections on outstanding receivables from the prior year end and a decrease in inventory purchases in 2023. These positive cash flow impacts were partially offset by lower net income and higher employee performance incentive compensation payments in 2023 related to 2022 performance. Cash flow from operating activities is expected to be negatively impacted in the first quarter of 2024 due to a $5.0 million payment pursuant to an agreement entered into on June 2, 2023 with the Company’s prior Chief Executive Officer, who departed in the first quarter of 2024. Additionally, we anticipate inventory levels to increase in 2024 as a result of the capacity reservation agreement we entered into with one of our suppliers in 2022, which will be in effect through 2025.

Financing

As of December 31, 2023, we had the following outstanding borrowings:

	December 31,
	2023	2022

	(dollars in thousands)
Senior Notes	$267,897	$285,000
ABL Revolver	—	5,000
Unamortized deferred financing costs	(2,900)	(4,478)
Total long-term debt	$264,997	$285,522

Senior Notes

On March 15, 2021, we completed an offering of $310.0 million aggregate principal amount of Senior Notes and related guarantees at an issue price of 100%. The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year.

As permitted by the indenture governing the Senior Notes, we may also from time to time repurchase some or all of the Senior Notes in open market transactions, in privately negotiated transactions or otherwise. During the year ended December 31, 2023, we repurchased $17.1 million of our Senior Notes in open market transactions. We may redeem some or all of the Senior Notes in 2024, subject to market and other conditions. Pursuant to the terms of the indenture, redemptions would be priced at 104.313% of the principal amount of any notes to be redeemed through March 15, 2024, 102.156% from March 16, 2024 through March 15, 2025, and reducing to 100% thereafter, in each case plus accrued and unpaid interest. The timing and amount of any such redemptions or repurchases will depend upon market conditions, contractual commitments, our capital needs and other factors.

ABL Revolver

On March 15, 2021, we entered into a Credit Agreement with Wells Fargo Bank, National Association providing for an ABL Revolver. On March 3, 2022, we entered into Amendment No. 1 to the Credit Agreement, which amended the ABL Revolver. The amendment, among other things, increased the available borrowing capacity to $75.0 million, increased the uncommitted accordion feature to $25.0 million and revised the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, we entered into Amendment No. 2 to the Credit Agreement, which amended the ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory. We primarily utilize our ABL Revolver to provide general liquidity and to support shorter term financing requirements.

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. We may select a one, three or six-month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. The applicable interest rate margin ranges from 1.25% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the ABL Revolver commitment accrues a monthly unused line fee, between 0.375% to 0.50% per annum, multiplied by the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month.

Amounts borrowed and outstanding under the ABL Revolver are required to be repaid in full, together with any accrued and unpaid interest, on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes (and may be subject to earlier mandatory prepayment upon certain events).

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity and the overall business.

We have obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined based on an adjusted net income calculation pursuant to the terms of the indenture, and varies based on our annual net leverage ratio. We are required to offer to pay 50% of excess cash flow if the net leverage ratio exceeds 4.5 to 1; 25% if the net leverage ratio is between 4 to 1 and 4.5 to 1, and 0% if the net leverage ratio is less than or equal to 4 to 1. Any required prepayments are to be made within 125 days after the issuance of our annual financial statements. No such payment was required to be made in either 2024 or 2023 based on our operating results for the years ended December 31, 2023 and 2022, respectively.

The Senior Notes and the ABL Revolver contain covenants limiting our ability, and the ability of CPI CG Inc. and our restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of CPI CG Inc. and our restricted subsidiaries to pay dividends to us or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the respective agreements.

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

Cash Priorities

Capital Expenditures

We primarily use cash in investing activities for capital expenditures. During the year ended December 31, 2023, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $6.4 million. We acquired $11.3 million of additional machinery and equipment utilizing financing lease arrangements in 2023, which has been reflected as a non-cash investing activity in the statement of cash flows.

During 2023, we commenced work on relocating and modernizing our production facility in Indiana. We anticipate this project will extend into 2025. Total capital expenditures, net for this project are anticipated to increase cash used in investing activities and assets acquired under lease arrangements in both 2024 and 2025.

Share Repurchase Authorization and Activity

On November 2, 2023, our board of directors approved a share repurchase plan authorizing us to repurchase up to $20.0 million of our common stock, par value $0.001 per share. This authorization expires on December 31, 2024.

During the year ended December 31, 2023, we repurchased 13,180 shares, on a trade date basis, of our common stock at an average price of $18.93 per share excluding commissions, or $0.3 million in aggregate. In accordance with the Stock Repurchase Agreement entered into on December 6, 2023, we are obligated to purchase 39,540 shares from Parallel49, at an average price of $18.55 per share, payment for which, along with any obligations incurred connected to shares repurchased in the first quarter of 2024, is due in the second quarter of 2024.

We had $19.0 million remaining in our share repurchase authorization as of December 31, 2023. We may purchase shares through open market purchases or through privately negotiated transactions, the extent and timing of which will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of December 31, 2023, the total projected principal and interest payments on our borrowings were $326.4 million, primarily related to the Senior Notes, of which $23.5 million of interest is expected to be paid in the next 12 months. The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2026, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the ABL Revolver, no early redemptions of principal on the Senior Notes, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early or refinance all or a portion of our borrowings in future periods.

Leases

We lease real property for production and services, in addition to equipment. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, “Financing and Operating Leases” for details on our leasing arrangements, including future maturities of our operating lease liabilities, as of December 31, 2023.

In February 2024, we entered into a build-to-suit lease agreement to relocate and modernize our operations at our Fort Wayne, Indiana production facility, which is set to commence the later of: the landlord’s delivery of exclusive possession of the premises; and March 1, 2025. Under this lease agreement, we will pay an annual base rent of $0.9 million subject to an annual rent increase of 2.0%. The lease is for ten years and includes two consecutive options to extend the term of the lease by five years for each such option.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2023, we had approximately $138.0 million of outstanding purchase obligations, of which approximately $89.4 million is expected to be paid in the next 12 months.

Included in the above amounts, during 2022, we entered into a capacity reservation agreement with one of our chip suppliers to reserve production supply capacity due to the current global supply shortage environment. Under the agreement, we agreed to pay certain fees in exchange for the supplier’s commitment to reserve capacity to produce a set quantity of chips from 2023 through 2025, subject to certain conditions, and we have committed to purchase those chips. The total value of the minimum non-cancellable commitment is $194.9 million over the term of the agreement. As of December 31, 2023, the remaining commitment was $125.3 million, of which $77.0 million is expected to be paid in the next 12 months. In the event that the supplier is unable to deliver the specified quantity of chips, it will be subject to liquidated damages of 10% of the price of any non-delivered products.

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

Revenue Recognition

Products Net Sales: “Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, we estimate net sales by taking actual costs incurred and applying historical margins for similar types of contracts. Margins across each business with similar contracts have been relatively consistent and we have not made changes to our methods and assumptions during 2023. Items included in “Products” net sales are produced Financial Payment Cards, including contact-EMV, contactless EMV, Second Wave, contactless and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping.

Services Net Sales: Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of Financial Payment Cards, providing tamper-evident secure packaging and fulfillment services to Prepaid Debit Card program managers, and SaaS personalization of instant issuance debit and credit cards. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Margins across each business with similar contracts have been relatively consistent and we have not made changes to our methods and assumptions during 2023.

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

The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves consideration of estimates regarding the timing and amount of the reversal of taxable temporary differences and the impact of tax planning strategies. Changes in the relevant facts can significantly impact the judgment or need for valuation allowances. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. The company is required to make estimates regarding future compensation for covered individuals to determine the value of its deferred tax assets related to the future deductibility of executive stock compensation and accrued incentive compensation, which also requires significant judgment. We also establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company’s valuation allowance recorded as of December 31, 2023, relates primarily to a capital loss realized on the sale of a foreign subsidiary whereby the Company does not anticipate a capital gain in the foreseeable future that would allow for the recognition of the capital loss carryover. In addition, the Company has a partial valuation allowance on certain state interest deduction limitations and net operating losses, which the Company estimates may not be fully utilized. Additionally, other changes to the federal and state tax regulations can lead to variability in allowable deductions, which can impact the Company’s valuation allowance.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Denver, Colorado
March 7, 2024

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$12,413	$11,037
Accounts receivable, net	73,724	80,583
Inventories, net	70,594	68,399
Prepaid expenses and other current assets	8,647	7,551
Total current assets	165,378	167,570
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	63,053	57,178
Intangible assets, net	14,122	17,988
Goodwill	47,150	47,150
Other assets	3,980	6,780
Total assets	$293,683	$296,666
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$12,802	$24,371
Accrued expenses	35,803	40,070
Deferred revenue and customer deposits	840	3,571
Total current liabilities	49,445	68,012
Long-term debt	264,997	285,522
Deferred income taxes	7,139	6,808
Other long-term liabilities	24,038	18,401
Total liabilities	345,619	378,743
Commitments and contingencies (Note 14)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at December 31, 2023 and 2022	—	—
Stockholders’ deficit:
Common Stock; $0.001 par value—100,000,000 shares authorized; 11,446,155 and 11,390,355 shares issued and outstanding at December 31, 2023 and 2022, respectively	11	11
Capital deficiency	(102,223)	(108,379)
Accumulated earnings	50,276	26,291
Total stockholders’ deficit	(51,936)	(82,077)
Total liabilities and stockholders’ deficit	$293,683	$296,666

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Net sales:
Products	$249,354	$281,190
Services	195,193	194,555
Total net sales	444,547	475,745
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	161,374	171,017
Services (exclusive of depreciation and amortization shown below)	117,397	119,930
Depreciation and amortization	10,287	9,031
Total cost of sales	289,058	299,978
Gross profit	155,489	175,767
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	88,255	90,782
Depreciation and amortization	5,644	5,855
Total operating expenses	93,899	96,637
Income from operations	61,590	79,130
Other expense, net:
Interest, net	(26,913)	(29,616)
Other expense, net	(215)	(367)
Total other expense, net	(27,128)	(29,983)
Income before income taxes	34,462	49,147
Income tax expense	(10,477)	(12,607)
Net income	$23,985	$36,540

Basic and diluted earnings per share:
Basic earnings per share	$2.10	$3.24
Diluted earnings per share	$2.01	$3.11

Basic weighted-average shares outstanding	11,426,124	11,291,202
Diluted weighted-average shares outstanding	11,917,556	11,749,105

Comprehensive income:
Net income	$23,985	$36,540
Total comprehensive income	$23,985	$36,540

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

	Common Stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficiency	earnings (loss)	Deficit
December 31, 2021	11,255,466	$11	$(110,782)	$(10,249)	$(121,020)
Shares issued under stock-based compensation plans	134,889	—	(1,076)	—	(1,076)
Stock-based compensation	—	—	3,479	—	3,479
Components of comprehensive income:
Net income	—	—	—	36,540	36,540
December 31, 2022	11,390,355	$11	$(108,379)	$26,291	$(82,077)
Shares issued under stock-based compensation plans	68,980	—	(368)	—	(368)
Stock-based compensation	—	—	7,507	—	7,507
Repurchase and retirement of common shares	(13,180)	—	(983)	—	(983)
Components of comprehensive income:
Net income	—	—	—	23,985	23,985
December 31, 2023	11,446,155	$11	$(102,223)	$50,276	$(51,936)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net income	$23,985	$36,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,065	11,020
Amortization expense	3,866	3,866
Stock-based compensation expense	7,507	3,479
Amortization of debt issuance costs and debt discount	1,855	1,931
Loss on debt extinguishment	243	474
Deferred income taxes	331	1,555
Other, net	(655)	1,094
Changes in operating assets and liabilities:
Accounts receivable, net	6,795	(19,745)
Inventories	(1,638)	(10,702)
Prepaid expenses and other assets	2,346	(2,700)
Income taxes, net	(1,162)	362
Accounts payable	(11,260)	(453)
Accrued expenses and other liabilities	(7,506)	2,226
Deferred revenue and customer deposits	(2,731)	2,389
Cash provided by operating activities	34,041	31,336
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(6,405)	(17,867)
Other	183	95
Cash used in investing activities	(6,222)	(17,772)
Financing activities
Principal payments on Senior Notes	(16,954)	(24,938)
Principal payments on ABL Revolver	(18,000)	(30,000)
Proceeds from ABL Revolver	13,000	35,000
Payments on debt extinguishment and other	(368)	(1,939)
Proceeds from finance lease financing	—	2,074
Payments on finance lease obligations	(3,871)	(3,360)
Common stock repurchased	(250)	—
Cash used in financing activities	(26,443)	(23,163)
Effect of exchange rates on cash	—	(47)
Net increase (decrease) in cash and cash equivalents	1,376	(9,646)
Cash and cash equivalents, beginning of period	11,037	20,683
Cash and cash equivalents, end of period	$12,413	$11,037
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$25,738	$27,714
Income taxes paid	$10,462	$12,584
Income taxes refunded	$(86)	$(451)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,091	$816
Financing leases	$11,285	$9,124
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$102	$462

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts or as otherwise indicated)

1. Business

CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payments technology company and leading provider of comprehensive Financial Payment Card solutions in the United States. CPI is engaged in the design, production, data personalization, packaging and fulfillment of Financial Payment Cards, which the Company defines as credit, debit and Prepaid Debit Cards issued on the networks of the Payment Card Brands (Visa, Mastercard, American Express and Discover). CPI also offers an instant card issuance solution, which provides customers the ability to issue a personalized debit or credit card within the bank branch to individual cardholders.

CPI serves its customers through a network of high-security production and card services facilities in the United States, each of which is audited for compliance with the standards of the Payment Card Industry Security Standards Council (“PCI Security Standards Council”) by one or more of the Payment Card Brands. CPI’s network of high-security production facilities allows the Company to optimize its solutions offerings and serve its customers.

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

	December 31,
	2023	2022
Trade accounts receivable	$69,245	$68,886
Unbilled accounts receivable	4,725	11,915
	73,970	80,801
Less allowance	(246)	(218)
	$73,724	$80,583

The Company maintains an allowance for potential credit losses based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it is determined collection will not occur. The provision for credit losses was immaterial for both the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, one customer represented 18% and 16%, respectively, of the Company’s consolidated net sales.

Inventories

Inventories consist of raw materials and finished goods, and are measured at the lower of cost or net realizable value (determined on a first-in, first-out or specific identification basis). Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Finished goods inventory represents primarily stock cards and Card@Once printers. The stock cards are not produced for a specific customer, but are ready to be personalized and sold as customer orders are received. The Company monitors inventory for events or circumstances that may indicate the net realizable value is less than the carrying value of inventory, such as negative margins, expiration of material usage and other forms of obsolescence, and records adjustments to the valuation of inventory, as necessary.

For the year ended December 31, 2023 approximately 96% of the total value of our purchased microchips and antennas came from four main suppliers, and approximately 72% came from one supplier. Approximately 97% of the total value of our purchased microchips and antennas for the year ended December 31, 2022 came from four main suppliers, and approximately 68% came from one supplier.

Plant, Equipment and Leasehold Improvements

Plant, equipment and leasehold improvements are recorded at cost. Accumulated depreciation is computed using the straight-line method over the lesser of the estimated useful life of the related assets (generally 3 to 10 years for machinery and equipment, furniture, computer equipment, and leasehold improvements) or, when applicable, the lease term. Maintenance and repairs that do not extend the useful life of the respective assets are charged to expense as incurred. Capital expenditures are presented net of lessor reimbursements on the consolidated statement of cash flows for assets acquired when corresponding financing leases were contemplated to be executed at the asset purchase date and such financing leases are entered into shortly after asset acquisition. Any financing leases executed for the acquisition of right-of-use machinery and equipment assets are presented in the supplemental disclosures of non-cash information on the statement of cash flows. Financing leases are further described in Note 9, “Financing and Operating Leases.”

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

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to ASC 718, Share-Based Payments. All stock-based compensation is required to be measured at fair value and expensed over the requisite service period. The Company accounts for forfeitures as they occur and reverses previously recognized expense for the unvested portion of the forfeited shares. The Company recognizes compensation expense on awards on a straight-line basis over the vesting period for each tranche of an award. Upon the exercise of stock options, shares of common stock are issued from authorized common shares. Refer to Note 16 “Stock-Based Compensation” for additional discussion regarding details of the Company's stock-based compensation plans.

Net Sales

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are the design and production of Financial Payment Cards, including contact-EMV, contactless dual-interface EMV, contactless and magnetic stripe cards, CPI’s eco-focused solutions, including Second Wave and Earthwise cards made with upcycled plastic, metal cards, private label credit cards and retail gift cards. Card@Once printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

Europay, Mastercard and Visa (“EMV®”) is a global technical standard maintained by EMV Co, LLC. EMV® is a registered trademark in the U.S. and other countries and an unregistered trademark elsewhere. The EMV trademark is owned by EMV Co, LLC.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require enhanced segment disclosures. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2023. The Company has elected not to early adopt this accounting standard in 2023. The Company is evaluating the impact of adoption of this standard and does not anticipate that the application of ASU 2023-07 will change which segments are currently reported or will have a material impact on the Company’s consolidated financial position and results of operations.

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which will require a disaggregated rate reconciliation disclosure as well as additional information regarding taxes paid. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2024. The Company has elected not to early adopt this accounting standard in 2023. The Company is evaluating the impact of adoption of this standard and does not anticipate that the application of ASU 2023-09 will have a material impact on the Company’s consolidated financial position and results of operations.

3. Net Sales

The Company disaggregates its net sales by major source as follows:

	For the year ended December 31, 2023
	Products	Services	Total
Debit and Credit	$250,047	$111,010	$361,057
Prepaid Debit	—	84,237	84,237
Intersegment eliminations	(693)	(54)	(747)
Total	$249,354	$195,193	$444,547

	For the year ended December 31, 2022
	Products	Services	Total
Debit and Credit	$282,081	$108,478	$390,559
Prepaid Debit	—	86,136	86,136
Intersegment eliminations	(891)	(59)	(950)
Total	$281,190	$194,555	$475,745

4. Inventories

Inventories are summarized below:

	December 31,
	2023	2022
Raw materials	$66,210	$61,434
Finished goods	7,162	10,300
Inventory reserve	(2,778)	(3,335)
	$70,594	$68,399

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	December 31,
	2023	2022
Machinery and equipment	$67,506	$64,786
Machinery and equipment under financing leases	23,774	15,717
Furniture, fixtures and computer equipment	107	3,072
Leasehold improvements	16,335	14,703
Construction in progress	1,778	3,304
Operating lease right-of-use assets	19,989	17,518
	129,489	119,100
Less accumulated depreciation and amortization	(66,436)	(61,922)
	$63,053	$57,178

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 9, “Financing and Operating Leases.”

There were no impairments of the Company’s plant, equipment, leasehold improvements and operating leases right-of-use assets for the years ended December 31, 2023 and 2022.

6. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at December 31, 2023 and 2022. The Company completed its goodwill impairment testing as of October 1, 2023 and did not identify any goodwill impairment during the years ended December 31, 2023 and 2022.

Intangible assets consist of customer relationships, acquired technology, and trademarks. There were no impairments of the Company’s amortizable intangible assets for the years ended December 31, 2023 and 2022.

At December 31, 2023 and 2022, intangible assets, excluding goodwill, were comprised of the following:

		December 31, 2023			December 31, 2022
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	17.2	$55,454	$(41,971)	$13,483	$55,454	$(38,695)	$16,759
Acquired technology	10.0	7,101	(6,967)	134	7,101	(6,767)	334
Trademarks	8.7	3,330	(2,825)	505	3,330	(2,435)	895
Intangible assets subject to amortization		$65,885	$(51,763)	$14,122	$65,885	$(47,897)	$17,988

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2023 was as follows:

2024	$3,630
2025	3,440
2026	2,471
2027	1,947
2028	1,580
Thereafter	1,054
$14,122

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the consolidated balance sheets were as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2023
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2023	2023	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$267,897	$261,834	$—	$261,834	$—
ABL Revolver	$—	$—	$—	$—	$—

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2022
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2022	2022	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$285,000	$281,438	$—	$281,438	$—
ABL Revolver	$5,000	$5,000	$—	$5,000	$—

The aggregate fair value of the Company’s Senior Notes (as defined in Note 10, “Long-Term Debt”) was based on bank quotes. The fair value measurement associated with the ABL Revolver (as defined in Note 10, “Long-Term Debt”) approximates its carrying value as of December 31, 2023, given the applicable variable interest rates and nature of the security interest in Company assets.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2023	2022
Accrued payroll and related employee expenses	$11,431	$7,727
Accrued employee performance bonuses	667	8,576
Employer payroll taxes	298	1,092
Accrued rebates	2,919	2,668
Estimated sales tax liability	351	622
Accrued interest	6,830	7,275
Current operating and financing lease liabilities	7,318	5,697
Other	5,989	6,413
Total accrued expenses	$35,803	$40,070

Other accrued expenses as of December 31, 2023 and 2022 consisted primarily of federal income tax accruals, self-insurance claims that have yet to be reported, and the current portion of uncertain tax position reserves.

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

The components of operating and finance lease costs were as follows:

	Year Ended December 31,
	2023	2022
Operating lease costs	$3,191	$3,064
Variable lease costs	741	642
Total expense from operating leases	$3,932	$3,706

Finance lease costs:
Right-of-use amortization expense	$2,314	$1,718
Interest on lease liabilities	784	482
Total financing lease costs	$3,098	$2,200

The following table reflects balances for operating and financing leases:

	December 31,
	2023	2022
Operating leases:
Operating lease right-of-use assets, net of amortization	$11,234	$10,705

Current operating lease liabilities	$2,539	$2,355
Non-current operating lease liabilities	9,384	8,905
Total operating lease liabilities	$11,923	$11,260

Financing leases:
Property, equipment and leasehold improvements	$23,774	$15,717
Accumulated depreciation	(3,335)	(3,135)
Total financing leases in property, equipment and leasehold improvements, net	$20,439	$12,582

Current financing lease liabilities	$4,779	$3,342
Non-current financing lease liabilities	13,327	7,355
Total financing lease liabilities	$18,106	$10,697

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net.” Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities.”

Components of lease expense were as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	4.70	5.06
Financing leases	3.98	3.60

Weighted-average discount rate:
Operating leases	7.19%	7.93%
Financing leases	6.28%	6.62%

Cash paid on operating lease liabilities was $2.4 million during the years ended December 31, 2023 and 2022, respectively.

Future cash payment with respect to lease obligations as of December 31, 2023 were as follows:

	Operating	Financing
	Lease	Leases
Year Ending
2024	$3,310	$5,777
2025	2,851	5,472
2026	2,684	4,111
2027	2,518	3,180
2028	2,185	1,919
Thereafter	574	—
Total lease payments	14,122	20,459
Less imputed interest	(2,199)	(2,353)
Total	$11,923	$18,106

10. Long-Term Debt

At December 31, 2023 and 2022, long-term debt consisted of the following:

	December 31,
	2023	2022
Senior Notes (1)	$267,897	$285,000
ABL Revolver	—	5,000
Unamortized deferred financing costs	(2,900)	(4,478)
Total long-term debt	264,997	285,522
Less current maturities	—	—
Long-term debt, net of current maturities	$264,997	$285,522
(1)	The Senior Notes bear interest at a fixed rate of 8.625%.

Senior Notes

On March 15, 2021, the Company completed an offering by its wholly-owned subsidiary, CPI CG Inc., of $310.0 million aggregate principal amount of 8.625% Senior Secured Notes due 2026 (the “Senior Notes”) and related guarantees. The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of that certain Indenture, dated as of March 15, 2021, by and among CPI CG Inc., the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee, with any required prepayments to be made after the issuance of the Company’s annual financial statements. No such payment is required to be made in 2024 and was not required to be made in 2023 based on the Company’s operating results for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, the Company used cash on hand and available borrowing capacity under the Company’s asset-based, senior secured revolving credit facility (described in more detail below, the “ABL Revolver”) to retire a portion of the Senior Notes totaling $17.1 million of the principal amount thereof plus accrued and unpaid interest thereon to the retirement dates.

During the year ended December 31, 2022, the Company used cash on hand and available borrowing capacity under the ABL Revolver to fund the redemption and purchase of a portion of the Senior Notes totaling $25.0 million of the principal amount thereof plus accrued and unpaid interest thereon to the retirement dates. The difference between the par value and the purchase price of $0.5 million is recorded in “Interest, net” on the consolidated statement of comprehensive income for the year ended December 31, 2022.

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

ABL Revolver

On March 15, 2021, the Company and CPI CG Inc., as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as lender, administrative agent and collateral agent, providing for the ABL Revolver with revolving credit. The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. On March 3, 2022, the Company and CPI CG Inc. entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), which amended the ABL Revolver. The Amendment, among other things, increased the available borrowing capacity under the ABL Revolver to $75.0 million, increased the uncommitted accordion feature to $25.0 million from $15.0 million, and revised the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, the Company and CPI CG Inc. entered into Amendment No. 2 to the Credit Agreement, which amended the ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory.

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

The ABL Revolver includes limitations on the Company’s ability to borrow in certain situations, including limitations based on the calculation of a borrowing capacity and further limitations that are triggered if the amount available to borrow under the ABL Revolver is less than $7.5 million. The borrowing capacity represents the net availability under the ABL Revolver and is calculated as the lesser of a) the total of certain eligible assets, including cash, accounts receivable and inventories, further reduced by stated contribution percentages and adjustments or b) the $75.0 million of available borrowing capacity under the ABL Revolver (“Borrowing Base”). The Borrowing Base is further reduced by credit line reserves, letters of credit, as well as the loan ledger balance outstanding on the ABL Revolver. Additionally, commencing with the month immediately following a date on which borrowing capacity is below $7.5 million and until such time that borrowing capacity equals or exceeds $7.5 million for 30 consecutive days, the Company must maintain a fixed charge coverage ratio (as defined in the Credit Agreement for the ABL Revolver) greater than 1.00, calculated for the trailing 12 months, in order to borrow under the ABL Revolver.

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The remaining unamortized debt issuance costs recorded on the Senior Notes were $2.9 million and are reported as a reduction to the long-term debt balance as of December 31, 2023. The remaining unamortized net discount and debt issuance costs on the ABL Revolver and related Amendment were $1.0 million and are recorded as other assets (current and long-term) on the consolidated balance sheet as of December 31, 2023.

11. Income Taxes

Income tax expense and effective income tax rates consist of the following:

	December 31,
	2023	2022
Current taxes:
Domestic	$10,126	$11,047
Foreign	20	5
	10,146	11,052
Deferred taxes:
Domestic	331	1,554
Foreign	—	1
	331	1,555
Income tax expense	$10,477	$12,607
Income before income taxes:
Domestic income	$34,400	$49,108
Foreign income	62	39
Total	$34,462	$49,147
Effective income tax rate	30.4%	25.7%

The Company’s effective tax rates on pre-tax income were 30.4% and 25.7% for the years ended December 31, 2023 and 2022, respectively. The increase in the Company’s effective tax rate for the year ended December 31, 2023, compared to the prior year was primarily due to tax deductibility limitations on executive compensation and a decrease in unrecognized tax benefits liabilities during the year ended December 31, 2022 due to the lapse of the statute of limitations.

For the year ended December 31, 2023 and 2022, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2023	2022
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	4.4	5.4
Unrecognized tax benefits	0.1	(2.0)
Deductibility limitations on excess compensation	3.3	0.4
Tax credits	(0.5)	(0.1)
Permanent items	2.0	1.0
Other	0.1	—
Effective income tax rate	30.4%	25.7%

For the year ended December 31, 2023, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, which had a tax rate impact of 4.4%. Other items impacting the effective tax rate in 2023 include tax deductibility limitations on executive compensation and permanent items. For the year ended December 31, 2022, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, which had a tax rate impact of 5.4%, and a decrease in unrecognized tax benefits primarily relating to an asset basis tax position and research and development tax credits as a result of a lapse of the statute of limitations.

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Accrued expense	$1,928	$3,830
Net operating loss carryforward	130	257
Stock compensation	1,798	1,303
Interest limitation	1,689	2,474
Lease liability	3,026	2,891
Capital loss carryover	2,110	2,135
Research and development costs	1,350	1,434
Other	3,244	3,609
Total gross deferred tax assets	15,275	17,933
Valuation allowance	(2,616)	(2,791)
Net deferred tax assets	12,659	15,142
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(8,825)	(9,510)
Intangible assets	(6,745)	(8,020)
Right-of-use assets	(2,851)	(2,749)
Other	(1,377)	(1,671)
Total gross deferred tax liabilities	(19,798)	(21,950)
Net deferred tax liabilities	$(7,139)	$(6,808)

The valuation allowance as of December 31, 2023, is primarily relating to a capital loss realized on the sale of a foreign subsidiary whereby the Company does not anticipate a capital gain in the foreseeable future that would allow for the recognition of the capital loss carryover. In addition, the Company has a partial valuation allowance on certain state interest deduction limitations, which the Company estimates may not be fully utilized.

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

The Company has a minimal amount of state and local operating loss carryforwards which will expire at various dates from 2032 to 2038. The Company does expect to be able to utilize these losses prior to expiration.

The Company has recorded compensation for certain covered employees in excess of $1.0 million per year. Under Internal Revenue Code (IRC) Section 162(m), the Company is prohibited from deducting the amount of tax compensation that exceeds $1.0 million per year for these employees. The covered employees are defined as the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and the three next-highest-compensated officers of the Company. The Company considers the impact of the estimated IRC Section 162(m) limitations on the future deductibility of existing temporary differences.

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

Balance as of December 31, 2022	$1,395
Increase related to current year tax position	42
Increase related to prior year tax position	22
Decrease related to prior year tax position	(62)
Decrease related to settlements with tax authorities, net of federal benefit	(80)
Balance as of December 31, 2023	$1,317

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $0.3 million for the years ended December 31, 2023 and 2022, respectively.

The Company believes that it is reasonably possible that approximately $0.9 million of its unrecognized tax benefits may be recognized by the end of 2024 as a result of a lapse of the statute of limitations, which is reflected in “Accrued expenses” in the Company’s consolidated balance sheet as of December 31, 2023.

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

Share Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expires on December 31, 2024.

During the year ended December 31, 2023, the Company repurchased 13,180 shares, on a trade date basis, of its common stock at an average price of $18.93 per share, excluding commissions, or $0.3 million in aggregate. In accordance with the Stock Repurchase Agreement entered into on December 6, 2023, the Company is obligated to purchase 39,540 shares from Tricor Pacific Capital Partners (Fund IV) US, LP, which is one of the Company’s majority stockholders and affiliated with Parallel49 Equity, at an average price of $18.55 per share as of December 31, 2023, payment for which is due in the second quarter of 2024.

13. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the years ended December 31, 2023 and 2022, 72,049 and 27,813 potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022
Numerator:
Net income	$23,985	$36,540

Denominator:
Basic weighted-average common shares outstanding	11,426,124	11,291,202
Dilutive shares	491,432	457,903
Diluted weighted-average common shares outstanding	11,917,556	11,749,105

Basic earnings per share	$2.10	$3.24

Diluted earnings per share	$2.01	$3.11

14. Commitments and Contingencies

Commitments

Refer to Note 9 “Financing and Operating Leases” for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2024 and 2029 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs. The Company’s financing leases expire at various dates between 2024 and 2028 and contain purchase options which the Company may exercise to keep the machinery in use.

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests; three of the patents have been invalidated in the IPR proceedings and one remains under review. The patent owner, Feinics AmaTech Teoranta, initially appealed the invalidation of the three patents but subsequently elected to dismiss those appeals. Should the remaining patent survive review by the United States Patent Office, the Company intends to defend the suit vigorously. However, no assurance can be given that this matter will be resolved favorably. Due to the stage of this matter, the Company is unable to predict the outcome or the possible loss or range of loss, if any, associated with this matter, and no liability has been recorded as of December 31, 2023.

In addition to the matter described above, the Company may be subject to routine legal proceedings in the ordinary course of business. The Company believes that the ultimate resolution of any such matters will not have a material adverse effect on its business, financial condition or results of operations.

Voluntary Disclosure Program

The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unpaid payable balances. During the second quarter of 2022, the Company received a letter from the Delaware Secretary of State inviting the Company to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On August 31, 2022, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. The Company intends to work in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. Any potential loss, or range of loss, that may result from these matters is not currently reasonably estimable.

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

The aggregate amounts charged to expense in connection with the plan were $2.1 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively.

16. Stock-Based Compensation

CPI Card Group Inc. Omnibus Incentive Plan

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors and directors. As of December 31, 2023, there were 2,200,000 shares issuable under the Omnibus Plan, and there were 111,737 shares of Common Stock available for grant under the Omnibus Plan. Options have 7-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding as of December 31, 2022	780,623	$18.12	4.65	$15,902
Granted	139,648	22.23	6.26
Exercised	(8,295)	12.36	—
Expired	(1,409)	23.72	—
Forfeited	(1,129)	20.09	—
Outstanding as of December 31, 2023	909,438	$18.79	4.06	$6,482
Options vested and exercisable as of December 31, 2023	749,317	$18.26	3.62	$6,326
Options vested and expected to vest as of December 31, 2023	909,438	$18.79	4.06	$6,482

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
		Grant-Date
	Number	Fair Value
Unvested as of December 31, 2022	100,059	$6.02
Granted	139,648	11.21
Vested	(78,457)	15.19
Forfeited	(1,129)	12.09
Unvested as of December 31, 2023	160,121	$10.92

Unvested stock options of 160,121 as of December 31, 2023 have a seven-year term and are expected to vest ratably over a two-year period on each anniversary of the grant date. The weighted average fair value of options granted during the years ended December 31, 2023 and 2022 was $11.21 and $8.99, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022 was $1.2 million and $1.0 million, respectively.

The fair value of the stock option awards granted for the years ended December 31, 2023, were determined using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2023	2022
Expected term in years (1)	2.90	4.25
Volatility (2)	73.16%	77.58%
Risk-free interest rate (3)	4.46%	2.86%
Dividend yield (4)	—%	—%
(1)	The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method,” as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
(2)	Volatility was based on a weighting of the Company’s historical volatility and its peer group, which is comprised of companies with similar industry, size and financial leverage.
(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period consistent with the expected option term described above.
(4)	The Company’s expected annual dividend yield was zero based on current practice.

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2023 under the Omnibus Plan:

			Weighted-Average
			Remaining
		Weighted-Average	Amortization
		Grant-Date	Period
	Shares	Fair Value	(in Years)
Outstanding as of December 31, 2022	98,664	$25.23
Granted	699,281	21.39
Vested	(80,580)	27.07
Forfeited	(4,005)	26.85
Outstanding as of December 31, 2023	713,360	$21.25	2.18

The restricted stock unit awards contain conditions associated with continued employment or service. Restricted stock units granted in 2023 are expected to vest ratably over a two or three-year period on each anniversary of the grant date. On the vesting date, shares of Common Stock will be issued to the award recipients. The weighted average fair value of restricted stock units granted during the years ended December 31, 2023 and 2022 was $21.39 and $16.87, respectively. The total fair value of shares vested during the year ended December 31, 2023 and 2022 was $2.2 million and $1.3 million, respectively.

Beginning in the first quarter of 2023, the Company’s employees that participate in the Company’s long-term incentive program received a quarterly grant comprising one-fourth of the annual equity-based incentive component of their total compensation. Executive awards are awarded as a mix of restricted stock units and nonqualified stock options, and other employee awards are comprised solely of restricted stock units. The number of shares awarded will be determined based on the grant-date fair value for nonqualified stock options and on a value tied to the monthly average closing price of the Company’s common stock for restricted stock units.

In June 2023, the Company implemented an additional long-term incentive program under the Omnibus Plan, independent of the quarterly awards described above, designed to retain and incentivize executive officers and certain key employees, excluding the Company’s President and CEO, comprised of restricted stock units. The first tranche was awarded in June 2023, the second tranche was awarded in August 2023, and the third and final tranche was awarded in November 2023. The awards vest ratably over a three-year period, subject to continued employment.

In June 2023, the Company also announced an award comprised of 25% nonqualified stock options and 75% restricted stock units to its CEO as an incentive to remain employed by the Company through February 28, 2024. The first one-third of the awards was granted in June 2023, the second one-third was granted in August 2023, and the remainder was granted in November 2023. All of these awards will vest ratably over a two-year period irrespective of employment status with expense related to these awards to be recognized by the Company through February 28, 2024. As part of the CEO’s incentive package, the requisite service and exercise periods for his awards granted in 2023 prior to June 2023 were also modified with expense related to the modification being recognized in June 2023 through February 2024.

Compensation expense for the Omnibus Plan for the years ended December 31, 2023 and 2022 was $7.5 million and $3.5 million, respectively. As of December 31, 2023, the total unrecognized compensation expense related to unvested options and restricted stock units was $10.2 million, which the Company expects to recognize over an estimated weighted-average period of approximately 2.0 years.

17. Segment Reporting

The Company has identified reportable segments that represent 10% or more of its net sales, EBITDA (as defined below) or total assets, or when the Company believes information about the segment would be useful to the readers of the financial statements. The Company’s chief operating decision maker is its CEO, who is charged with management of the Company and is responsible for the evaluation of operating performance and decision making about the allocation of resources to operating segments based on measures, such as net sales and EBITDA.

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

As of December 31, 2023, the Company’s reportable segments were as follows:

●	Debit and Credit;
●	Prepaid Debit;
●	Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces Financial Payment Cards and provides integrated card services, including digital services, for card-issuing financial institutions primarily in the United States. Products produced by this segment primarily include EMV and non-EMV Financial Payment Cards, including contact and contactless cards, and eco-focused cards. The Company also sells Card@Once instant card issuance solutions, and private label credit cards that are not issued on the networks of the Payment Card Brands. The Company provides print-on-demand services, where images, personalized payment cards, and related collateral are produced on a one-by-one, on demand basis for customers. This segment also provides a variety of integrated card services, including card personalization and fulfillment services and instant issuance services. The Debit and Credit segment facilities and operations are audited for compliance with the standards of the PCI Security Standards Council by multiple Payment Card Brands.

Prepaid Debit Segment

The Prepaid Debit segment primarily provides integrated prepaid card services to Prepaid Debit Card providers primarily in the United States, including tamper-evident security packaging. This segment also produces Financial Payment Cards issued on the networks of the Payment Card Brands that are included in the tamper-evident security packages. The Prepaid Debit segment facilities and operations are audited for compliance with the standards of the PCI Security Standards Council by multiple Payment Card Brands.

Other

The Other segment includes corporate expenses.

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the year ended December 31, 2023 and 2022, were as follows:

	Year Ended December 31, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$361,057	$84,237	$—	$(747)	$444,547
Cost of sales	234,281	55,524	—	(747)	289,058
Gross profit	126,776	28,713	—	—	155,489
Operating expenses	31,870	3,786	58,243	—	93,899
Income (loss) from operations	$94,906	$24,927	$(58,243)	$—	$61,590

EBITDA by segment:
Income (loss) from operations	$94,906	$24,927	$(58,243)	$—	$61,590
Depreciation and amortization	9,025	2,860	4,046	—	15,931
Other income (expenses)	29	(1)	(243)	—	(215)
EBITDA	$103,960	$27,786	$(54,440)	$—	$77,306

	Year Ended December 31, 2022
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$390,559	$86,136	$—	$(950)	$475,745
Cost of sales	246,345	54,583	—	(950)	299,978
Gross profit	144,214	31,553	—	—	175,767
Operating expenses	34,169	5,976	56,492	—	96,637
Income (loss) from operations	$110,045	$25,577	$(56,492)	$—	$79,130

EBITDA by segment:
Income (loss) from operations	$110,045	$25,577	$(56,492)	$—	$79,130
Depreciation and amortization	8,440	2,310	4,136	—	14,886
Other income (expenses)	(7)	(43)	(317)	—	(367)
EBITDA	$118,478	$27,844	$(52,673)	$—	$93,649

	December 31,
	2023	2022
Net income	$23,985	$36,540
Interest, net	26,913	29,616
Income tax expense	10,477	12,607
Depreciation and amortization	15,931	14,886
EBITDA	$77,306	$93,649

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Debit and Credit	$235,680	$238,610
Prepaid Debit	38,265	38,138
Other	19,738	19,918
Total assets	$293,683	$296,666

Capital Expenditures of Reportable Segments

Total capital expenditures of the Company’s reportable segments as of December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Debit and Credit	$5,116	$15,283
Prepaid Debit	963	2,309
Other	326	275
Total company capital expenditures	$6,405	$17,867

Net Sales by Product and Services

Net sales from products and services sold by the Company for the years ended December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Product net sales(1)	$249,354	$281,190
Services net sales(2)	195,193	194,555
Total net sales	$444,547	$475,745
(1)	“Products” net sales include the design and production of Financial Payment Cards in contact-EMV, contactless EMV, metal, contactless and magnetic stripe card formats. The Company also generates “Products” revenue from the sale of Card@Once printers and consumables, private label credit cards and retail gift cards.
(2)	“Services” net sales include revenue from the personalization and fulfillment of Financial Payment Cards, providing tamper-evident security packaging and fulfillment services to Prepaid Debit Card program managers and SaaS personalization of instant issuance cards.

(This page has been left blank intentionally.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Under the supervision of and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective as of December 31, 2023.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2023, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2023, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which we expect to be filed within 120 days of the end of our fiscal year ended December 31, 2023 and is incorporated herein by reference.

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

3. Exhibits

Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation of CPI Card Group Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2022).

3.1.1	Amendment to Certificate of Incorporation of CPI Card Group Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2023).

3.2	Third Amended and Restated Bylaws of CPI Card Group Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2022).

4.1	Form of Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

4.2	Description of Registrant’s Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2022).

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

10.2

Amendment No. 2 to ABL Credit Agreement, among CPI Card Group Inc., CPI CG Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2022).

10.3	Registration Rights Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.4	Director Nomination Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.6*,**	CPI Card Group Inc. Omnibus Incentive Plan, as amended and restated effective January 30, 2024.

10.7**	Form of Cash Performance Unit Award Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 4, 2017).

10.8**	Form of Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2017).

10.9**	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

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

10.20**	Offer Letter, dated May 3, 2023 by and between CPI Card Group Inc. and Jeffrey Hochstadt (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023).

10.21*,**	Employment Agreement, dated January 25, 2024 by and between CPI Card Group Inc. and John Lowe.

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

10.26**	Employment Agreement, dated December 13, 2022 by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2023).

10.27**	Form of Nonqualified Stock Option Agreement by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023).

10.28**	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023).

10.29**	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Current Report on Form 8-K filed June 5, 2023).
10.30**	Letter Agreement between Scott Scheirman and the Company dated June 2, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2023).

10.31

Stock Repurchase Agreement, dated as of December 6, 2023, by and between Tricor Pacific Capital Partners (Fund IV) US, LP and CPI Card Group Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2023).

10.32*,**	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and John Lowe.

10.33*,**	Form of Performance Stock Unit Agreement by and between CPI Card Group Inc. and John Lowe.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Amended and Restated Clawback Policy of CPI Card Group Inc.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

**   Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CPI CARD GROUP INC.

/s/ Jeffrey Hochstadt
Jeffrey Hochstadt
Chief Financial Officer

March 7, 2024

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint John Lowe and Jeffrey Hochstadt and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him and in his name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John Lowe	President, Chief Executive	March 7, 2024
John Lowe	Officer and Director
(Principal Executive Officer)

/s/ Jeffrey Hochstadt	Chief Financial Officer	March 7, 2024
Jeffrey Hochstadt	(Principal Financial Officer)

/s/ Donna Abbey Carmignani	Chief Accounting Officer	March 7, 2024
Donna Abbey Carmignani	(Principal Accounting Officer)

/s/ Hugh Sanford Riley	Chairman of the Board	March 7, 2024
Hugh Sanford Riley

/s/ Thomas Furey	Director	March 7, 2024
Thomas Furey

/s/ Ravi Mallela	Director	March 7, 2024
Ravi Mallela

/s/ Nicholas Peters	Director	March 7, 2024
Nicholas Peters

/s/ Marc Sheinbaum	Director	March 7, 2024
Marc Sheinbaum

/s/ Valerie Soranno Keating	Director	March 7, 2024
Valerie Soranno Keating