Form 10-Q
period 2024-03-31
CPI Card Group Inc.
filed 2024-05-07
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of April 30, 2024: 11,122,466

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$17,144	$12,413
Accounts receivable, net	68,539	73,724
Inventories, net	83,381	70,594
Prepaid expenses and other current assets	11,862	8,647
Total current assets	180,926	165,378
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net of accumulated depreciation of $70,039 and $66,436 respectively	61,033	63,053
Intangible assets, net of accumulated amortization of $52,731 and $51,763 respectively	13,154	14,122
Goodwill	47,150	47,150
Other assets	17,517	3,980
Total assets	$319,780	$293,683
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$23,643	$12,802
Accrued expenses	49,203	35,803
Deferred revenue and customer deposits	1,172	840
Total current liabilities	74,018	49,445
Long-term debt	265,326	264,997
Deferred income taxes	6,742	7,139
Other long-term liabilities	22,145	24,038
Total liabilities	368,231	345,619
Commitments and contingencies (Note 12)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,391,476 and 11,446,155 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	11	11
Capital deficiency	(104,193)	(102,223)
Accumulated earnings	55,731	50,276
Total stockholders’ deficit	(48,451)	(51,936)
Total liabilities and stockholders’ deficit	$319,780	$293,683

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales:
Products	$58,158	$75,790
Services	53,778	45,062
Total net sales	111,936	120,852
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	37,802	45,980
Services (exclusive of depreciation and amortization shown below)	29,929	29,404
Depreciation and amortization	2,687	2,374
Total cost of sales	70,418	77,758
Gross profit	41,518	43,094
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	26,043	21,066
Depreciation and amortization	1,330	1,430
Total operating expenses	27,373	22,496
Income from operations	14,145	20,598
Other expense, net:
Interest, net	(6,425)	(6,781)
Other expense, net	(65)	(114)
Total other expense, net	(6,490)	(6,895)
Income before income taxes	7,655	13,703
Income tax expense	(2,200)	(2,830)
Net income	$5,455	$10,873

Basic and diluted earnings per share:
Basic earnings per share	$0.48	$0.95
Diluted earnings per share	$0.46	$0.91

Basic weighted-average shares outstanding	11,266,699	11,394,919
Diluted weighted-average shares outstanding	11,769,364	11,901,581

Comprehensive income:
Net income	$5,455	$10,873
Total comprehensive income	$5,455	$10,873

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
December 31, 2023	11,446,155	$11	$(102,223)	$50,276	$(51,936)
Shares issued under stock-based compensation plans	13,579	—	(109)	—	(109)
Stock-based compensation	—	—	3,060	—	3,060
Repurchase and retirement of common shares	(68,258)	—	(4,921)	—	(4,921)
Components of comprehensive income:
Net income	—	—	—	5,455	5,455
March 31, 2024	11,391,476	$11	$(104,193)	$55,731	$(48,451)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
December 31, 2022	11,390,355	$11	$(108,379)	$26,291	$(82,077)
Shares issued under stock-based compensation plans	34,273	—	(69)	—	(69)
Stock-based compensation	—	—	541	—	541
Components of comprehensive income:
Net income	—	—	—	10,873	10,873
March 31, 2023	11,424,628	$11	$(107,907)	$37,164	$(70,732)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$5,455	$10,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,049	2,837
Amortization expense	968	967
Stock-based compensation expense	3,060	541
Amortization of debt issuance costs and debt discount	459	473
Loss on debt extinguishment	—	119
Deferred income taxes	(397)	(271)
Other, net	223	12
Changes in operating assets and liabilities:
Accounts receivable, net	5,171	4,335
Inventories	(12,984)	(1,464)
Prepaid expenses and other assets	(17,610)	310
Income taxes, net	728	550
Accounts payable	10,681	1,533
Accrued expenses and other liabilities	9,730	(11,358)
Deferred revenue and customer deposits	332	(1,456)
Cash provided by operating activities	8,865	8,001
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(1,506)	(4,145)
Other	—	50
Cash used in investing activities	(1,506)	(4,095)
Financing activities
Principal payments on Senior Notes	—	(7,903)
Proceeds from ABL Revolver	—	8,000
Other	(109)	(69)
Payments on finance lease obligations	(1,269)	(820)
Common stock repurchased	(1,250)	—
Cash used in financing activities	(2,628)	(792)
Effect of exchange rates on cash	—	6
Net increase in cash and cash equivalents	4,731	3,120
Cash and cash equivalents, beginning of period	12,413	11,037
Cash and cash equivalents, end of period	$17,144	$14,157
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$11,903	$12,608
Income taxes paid	$16	$28
Income taxes refunded	$(163)	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$168
Financing leases	$—	$2,169
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$263	$422
Unsettled share repurchases included in accrued expenses	$4,404	$—

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of December 31, 2023 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require enhanced segment disclosures. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2023. The Company has elected not to early adopt this accounting standard. The Company is evaluating the impact of adoption of this standard and does not anticipate that the application of ASU 2023-07 will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which will require a disaggregated rate reconciliation disclosure as well as additional information regarding taxes paid. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2024. The Company has elected not to early adopt this accounting standard. The Company is evaluating the impact of adoption of this standard and does not anticipate that the application of ASU 2023-09 will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended March 31, 2024
	Products	Services	Total
Debit and Credit	$58,371	$29,602	$87,973
Prepaid Debit	—	24,198	24,198
Intersegment eliminations	(213)	(22)	(235)
Total	$58,158	$53,778	$111,936

	Three Months Ended March 31, 2023
	Products	Services	Total
Debit and Credit	$76,032	$25,953	$101,985
Prepaid Debit	—	19,130	19,130
Intersegment eliminations	(242)	(21)	(263)
Total	$75,790	$45,062	$120,852

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

Costs to Obtain a Contract with a Customer

Costs to obtain a contract (“contract costs”) include only those costs incurred to obtain a contract that the Company would not have incurred if the contract had not been obtained. For contracts where the term is greater than one year, these costs are recorded as an asset and amortized consistent with the timing of the related revenue over the life of the contract. The current portion of the asset is included in “prepaid expenses and other current assets” and the noncurrent portion is included in “other assets” on the Company's condensed consolidated balance sheets. Contract costs incurred but unpaid are included in “accrued expenses” on the Company's condensed consolidated balance sheets. Contract costs are expensed as incurred when the amortization period is one year or less.

3. Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2024	2023
Trade accounts receivable	$59,788	$69,245
Unbilled accounts receivable	8,997	4,725
	68,785	73,970
Less allowance for credit losses	(246)	(246)
	$68,539	$73,724

4. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$79,825	$66,210
Finished goods	6,531	7,162
Inventory reserve	(2,975)	(2,778)
	$83,381	$70,594

5

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	March 31,	December 31,
	2024	2023
Machinery and equipment	$68,466	$67,506
Machinery and equipment under financing leases	23,774	23,774
Furniture, fixtures and computer equipment	160	107
Leasehold improvements	17,419	16,335
Construction in progress	1,264	1,778
Operating lease right-of-use assets	19,989	19,989
	131,072	129,489
Less accumulated depreciation and amortization	(70,039)	(66,436)
	$61,033	$63,053

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at March 31, 2024
	March 31,	March 31,	(Using Fair Value Hierarchy)
	2024	2024	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$267,897	$267,147	$—	$267,147	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2023
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2023	2023	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$267,897	$261,834	$—	$261,834	$—

The aggregate fair value of the Company’s Senior Notes (as defined in Note 8, “Long-Term Debt”) was based on bank quotes. The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

7. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued payroll and related employee expenses	$8,146	$11,431
Accrued employee performance bonuses	2,009	667
Employer payroll taxes	1,377	298
Accrued rebates	1,540	2,919
Capitalized contract costs payable	15,000	—
Accrued interest	999	6,830
Current operating and financing lease liabilities	7,195	7,318
Accrued share repurchases	4,404	733
Other	8,533	5,607
Total accrued expenses	$49,203	$35,803

Other accrued expenses as of March 31, 2024, and December 31, 2023, consisted primarily of federal income and sales tax accruals, as well as self-insurance claims that have yet to be reported.

8. Long-Term Debt

As of March 31, 2024, and December 31, 2023, long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023
Senior Notes (1)	$267,897	$267,897
Unamortized deferred financing costs	(2,571)	(2,900)
Total long-term debt	265,326	264,997
Less current maturities	—	—
Long-term debt, net of current maturities	$265,326	$264,997
(1)	The Senior Notes bear interest at a fixed rate of 8.625%.

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

ABL Revolver

On March 15, 2021, the Company and CPI CG Inc., as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “ABL Revolver”). The ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the Senior Notes. On March 3, 2022, the Company and CPI CG Inc. entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), which amended the ABL Revolver. The Amendment, among other things, increased the available borrowing capacity under the ABL Revolver to

$75.0 million, increased the uncommitted accordion feature to $25.0 million from $15.0 million, and revised the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, the Company and CPI CG Inc. entered into Amendment No. 2 to the Credit Agreement, which amended the ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory.

Borrowings under the amended ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. The Company may select a one, three or six-month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. Through March 31, 2023, the applicable interest rate margin ranged from 1.50% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the ABL Revolver commitment accrued a monthly unused line fee, 0.50% per annum through March 31, 2023, multiplied by the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month. The interest rate margin and unused line fee percentage changed, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused line fee).

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The remaining unamortized debt issuance costs recorded on the Senior Notes were $2.6 million and are reported as a reduction to the long-term debt balance as of March 31, 2024. The remaining unamortized net discount and debt issuance costs on the ABL Revolver and related Amendment were $0.9 million and are recorded as other assets (current and long-term) on the consolidated balance sheet as of March 31, 2024.

9. Income Taxes

The Company’s effective tax rates on pre-tax income were 28.7% and 20.7% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended March 31, 2024 compared to the corresponding period in the prior year primarily was due to the reduction of a valuation allowance in the first quarter of 2023 related to a state’s law change.

For the three months ended March 31, 2024 and 2023, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	March 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	6.1	4.7
Valuation allowance	—	(5.2)
Permanent items	3.0	1.2
Deductibility limitations on excess compensation	(1.8)	0.1
Other	0.4	(1.1)
Effective income tax rate	28.7%	20.7%

10. Stockholders’ Deficit

Share Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expires on December 31, 2024.

During the three months ended March 31, 2024, the Company repurchased 68,258 shares of its common stock at an average price of $18.29 per share, excluding commissions, or $1.2 million in aggregate, on a trade date basis. In accordance with the Stock Repurchase Agreement entered into on December 6, 2023, the Company is obligated to purchase 244,314 shares from Tricor Pacific Capital Partners (Fund IV) US, LP, which is one of the Company’s majority stockholders and affiliated with Parallel49 Equity, at an average price of $18.03 per share, as of March 31, 2024. This obligation is based on a multiple of the number of shares the Company purchased in the open market from the date of the agreement through March 31, 2024, payment for which is due in the second quarter of 2024. As of March 31, 2024, the Company had an authorized amount of $14.1 million remaining under the share repurchase plan.

11. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company's calculation of weighted-average shares outstanding has been reduced by 244,314 shares that the Company is obligated to repurchase from Parallel49 in April 2024. Shares excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were 39,933 and 28,831 for the three months ended March 31, 2024 and 2023, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$5,455	$10,873

Denominator:
Basic weighted-average common shares outstanding	11,266,699	11,394,919
Dilutive shares	502,665	506,662
Diluted weighted-average common shares outstanding	11,769,364	11,901,581

Basic earnings per share	$0.48	$0.95

Diluted earnings per share	$0.46	$0.91

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleges that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleges that the Company incorporates the patented technology into its products that use contactless communication. The Company does not produce antennas; it purchases certain antenna-related components from SPS and a number of other suppliers. The Company’s motion to dismiss the complaint is currently pending. Additionally, a third party, Infineon, filed requests for Inter Parties Review (“IPR”) proceedings concerning each of the four patents. As a result, the Delaware District Court stayed the case pending resolution of the requests for review. The United States Patent Office has instituted proceedings with respect to all of the IPR requests; three of the patents have been invalidated in the IPR proceedings and any remaining claims in the fourth patent that are relevant to the Company have also been invalidated. While no assurance can be given that this matter will be resolved favorably, the patent owner has dismissed its appeals related to the three previously invalidated patents and the Company expects the pending litigation will be dismissed as a result of these developments.

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

13. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. Effective January 30, 2024, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the total number of shares of the Company’s Common Stock reserved and available for issuance thereunder by 1,000,000 shares, resulting in a total of 3,200,000 shares issuable under the Omnibus Plan. As of March 31, 2024, there were 962,285 shares of Common Stock available for grant under the Omnibus Plan.

In June 2023, the Company announced an award comprised of 25% nonqualified stock options and 75% restricted stock units to its CEO at the time as an incentive to remain employed by the Company through February 28, 2024. The first one-third of the awards was granted in June 2023, the second one-third was granted in August 2023, and the remainder was granted in November 2023. All of these awards will vest ratably over a two-year period irrespective of employment status with expense related to these awards to be recognized by the Company through February 28, 2024. As part of the CEO’s incentive package, the requisite service and exercise periods for his awards granted in 2023 prior to June 2023 were also modified with expense related to the modification being recognized in June 2023 through February 2024.

During 2024, executives will receive a quarterly restricted stock unit grant comprising one-fourth of the annual equity-based incentive component of their total compensation. The number of shares awarded will be determined based on a value tied to the monthly average closing price of the Company’s common stock.

As of March 31, 2024, there were 904,438 options outstanding at a weighted average exercise price of $18.87. No options were granted during the three months ended March 31, 2024. Options have 7-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

During the three months ended March 31, 2024, the Company granted 89,452 restricted stock units at a weighted average grant date fair value of $18.25, and as of March 31, 2024, there were 786,673 outstanding restricted stock units at a weighted average grant date fair value of $20.55.

In January 2024, the Company granted 60,000 performance stock units (PSU) in connection with the appointment of its CEO, with a grant date fair value of $0.9 million using a Monte Carlo simulation model. The PSU award will vest, subject to continuous employment, in equal one-third increments upon the attainment of the rolling weighted average closing price of the Company’s common stock equaling or exceeding each of $35.00, $50.00, and $65.00, in each case, for at least 90 consecutive trading days during the five-year performance period commencing on the grant date.

All equity awards are contingent and issued only upon approval by the compensation committee of the Company’s board of directors, or as otherwise permitted under the Omnibus Plan. The Company accounts for stock-based compensation pursuant to ASC 718, Share-Based Payments. All stock-based compensation is required to be measured at fair value and expensed over the requisite service period, generally defined as the applicable vesting period. The Company accounts for forfeitures as they occur and reverses previously recognized expense for the unvested portion of the forfeited shares. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

14. Segment Reporting

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

As of March 31, 2024, the Company’s reportable segments were as follows:

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

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended March 31, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$87,973	$24,198	$—	$(235)	$111,936
Cost of sales	56,478	14,175	—	(235)	70,418
Gross profit	31,495	10,023	—	—	41,518
Operating expenses	8,741	1,278	17,354	—	27,373
Income (loss) from operations	$22,754	$8,745	$(17,354)	$—	$14,145

EBITDA by segment:
Income (loss) from operations	$22,754	$8,745	$(17,354)	$—	$14,145
Depreciation and amortization	2,150	871	996	—	4,017
Other income (expense)	(62)	(1)	(2)	—	(65)
EBITDA	$24,842	$9,615	$(16,360)	$—	$18,097

	Three Months Ended March 31, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$101,985	$19,130	$—	$(263)	$120,852
Cost of sales	63,801	14,220	—	(263)	77,758
Gross profit	38,184	4,910	—	—	43,094
Operating expenses	8,158	1,233	13,105	—	22,496
Income (loss) from operations	$30,026	$3,677	$(13,105)	$—	$20,598

EBITDA by segment:
Income (loss) from operations	$30,026	$3,677	$(13,105)	$—	$20,598
Depreciation and amortization	2,161	624	1,019	—	3,804
Other income (expense)	5	—	(119)	—	(114)
EBITDA	$32,192	$4,301	$(12,205)	$—	$24,288

	Three Months Ended March 31,
	2024	2023
Net income	$5,455	$10,873
Interest, net	6,425	6,781
Income tax expense	2,200	2,830
Depreciation and amortization	4,017	3,804
EBITDA	$18,097	$24,288

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

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

the highly competitive, saturated and consolidated nature of our marketplace; costs and potential liabilities associated with compliance or failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; the effects of restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects on the global economy of ongoing foreign conflicts; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; risks associated with the majority stockholders’ ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our majority stockholders; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; the impact of stockholder activism or securities litigation on the trading price and volatility of our common stock; our inability to fully execute on our share repurchase program strategy; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our majority stockholders to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024, in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Trends and Uncertainties That May Affect our Financial Performance

We believe the following may have a meaningful impact on our business performance and may negatively influence our financial and operating results:

We believe some customers have temporarily reduced demand for our products and services and we may experience reduced demand from customers in the future due to the following:

●	Some large banks point toward the possibility that the U.S. economy may experience an economic slowdown in the near future, which we believe has caused, and may continue to cause, some of our customers, particularly in the banking and financial services industry, to have concerns about the broader economic environment and therefore reduce overall spending, delay spending into future periods, or request pricing concessions, including on card programs or other products and services we offer.
●	Some of our customers anticipated supply-chain-related delays and correspondingly increased their own inventory of the Company’s products on hand during 2022. As supply-chain lead times have improved, and given the economic concerns noted above, we believe some customers became and continue to remain more focused on reducing their inventory levels.
●	Certain banks experienced negative liquidity events, including takeover by industry regulators and deposit outflows, or increased loan loss reserves, each of which had the effect of deteriorating share prices and limiting access to capital, leading to cautionary signals and uncertainty in the financial services industry. Following some of these events, we experienced reduced demand in the Debit and Credit segment and may experience reduced demand in the future.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$58,158	$75,790	$(17,632)	(23.3)%
Services	53,778	45,062	8,716	19.3%
Total net sales	111,936	120,852	(8,916)	(7.4)%
Cost of sales (1)	70,418	77,758	(7,340)	(9.4)%
Gross profit	41,518	43,094	(1,576)	(3.7)%
Operating expenses	27,373	22,496	4,877	21.7%
Income from operations	14,145	20,598	(6,453)	(31.3)%
Other expense, net:
Interest, net	(6,425)	(6,781)	356	(5.2)%
Other expense, net	(65)	(114)	49	(43.0)%
Income before taxes	7,655	13,703	(6,048)	(44.1)%
Income tax expense	(2,200)	(2,830)	630	(22.3)%
Net income	$5,455	$10,873	$(5,418)	(49.8)%

Gross profit margin	37.1%	35.7%

(1)	For the three months ended March 31, 2024 and 2023, net sales and cost of sales each include $0.2 million and $0.3 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2024, compared to the corresponding period in the prior year. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income.

Net Sales:

Net sales decreased for the three months ended March 31, 2024, primarily due to decreased Products net sales driven by lower volumes in our Debit and Credit segment, partially offset by higher Services net sales in both our Prepaid Debit and Debit and Credit segments.

Gross Profit and Gross Profit Margin:

Gross profit decreased for the three months ended March 31, 2024, primarily due to lower net sales, partially offset by lower production costs. Gross profit in the prior year period was negatively impacted by expenses related to the implementation of a change in our production staffing model as we completed the transition of temporary worker positions to permanent employee positions in our Prepaid Debit segment.

Gross profit margin increased for the three months ended March 31, 2024, primarily due to lower production costs.

Operating Expenses:

Operating expenses increased for the three months ended March 31, 2024, primarily due to compensation related expenses including executive retention and severance, as well as other increased stock compensation. Retention expense includes approximately $2.0 million related to an executive retention package announced in 2023, including stock compensation.

Interest, net:

Interest expense decreased for the three months ended March 31, 2024, primarily due to lower outstanding principal balances on our borrowings.

Other Expense, net:

Other expense, net was relatively consistent for the three months ended March 31, 2024.

Income Tax Expense:

Our effective tax rates on pre-tax income were 28.7% and 20.7% for the three months ended March 31, 2024 and 2023, respectively. Our tax rate in the first quarter of 2023 was positively impacted by the reduction of a valuation allowance related to a state’s law change.

Segment Discussion

Debit and Credit:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales	$87,973	$101,985	$(14,012)	(13.7)%
Gross profit	$31,495	$38,184	$(6,689)	(17.5)%
Income from operations	$22,754	$30,026	$(7,272)	(24.2)%

Gross profit margin	35.8%	37.4%

Net Sales:

Net sales for Debit and Credit decreased for the three months ended March 31, 2024, primarily due to a decrease in Products net sales, driven by volume declines in contactless and EMV cards, partially offset by higher personalization and Card@Once services.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Debit and Credit decreased for the three months ended March 31, 2024, primarily due to lower net sales.

Income from Operations:

Income from operations for Debit and Credit decreased for the three months ended March 31, 2024, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above, as well as increased compensation-related operating expenses.

Prepaid Debit:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales	$24,198	$19,130	$5,068	26.5%
Gross profit	$10,023	$4,910	$5,113	104.1%
Income from operations	$8,745	$3,677	$5,068	137.8%

Gross profit margin	41.4%	25.7%

Net Sales:

Net sales for Prepaid Debit increased for the three months ended March 31, 2024, primarily due to increased volumes from existing customers.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Prepaid Debit increased for the three months ended March 31, 2024, primarily due to higher net sales and lower production costs. Gross profit and gross margin in the prior year period were negatively impacted by expenses related to the implementation of a change in our production staffing model as we completed the transition of temporary worker positions to permanent employee positions.

Income from Operations:

Income from operations for Prepaid Debit increased for the three months ended March 31, 2024, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Operating expenses	$17,354	$13,105	$4,249	32.4%

Operating Expenses:

Other operating expenses increased for the three months ended March 31, 2024, primarily due to an increase in compensation related expenses, including the factors discussed in consolidated “Operating Expenses” above.

Liquidity and Capital Resources

At March 31, 2024, we had $17.1 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven from net income and fluctuations in working capital. Our working capital fluctuates primarily due to the timing of tax payments, timing of receipts from customers, inventory purchases, payments of employee incentive programs and interest payments on our 8.625% Senior Secured Notes due 2026 (the “Senior Notes”), with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows through our operating subsidiaries. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels, and our senior secured revolving credit facility (the “ABL Revolver”) with available borrowing capacity of $74.7 million as of March 31, 2024, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, share repurchases and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. These factors include, but are not limited to, changes in economic conditions, especially those impacting our customers, and the pricing, terms and availability of goods and services that we purchase, and financings that we enter into.

Cash Flows from Operating Activities

Cash provided by operating activities increased for the three months ended March 31, 2024 to $8.9 million from $8.0 million for the three months ended March 31, 2023 primarily due to lower employee performance incentive compensation payments in 2024 related to 2023 performance as compared to those made in 2023 related to 2022 performance, partially offset by a $5.0 million payment pursuant to an agreement entered into on June 2, 2023 with the Company’s prior Chief Executive Officer, who departed in the first quarter of 2024, as well as increased inventory purchases. We anticipate inventory levels to continue to be higher in 2024 compared to 2023 levels as a result of the capacity reservation agreement we entered into with one of our suppliers in 2022, which will be in effect through 2025. Additionally, we anticipate cash flows from operating activities to be negatively impacted in the second and fourth quarters of 2024 due to incentives related to a customer contract entered into in the first quarter of 2024.

Financing

As of March 31, 2024, we had the following outstanding borrowings:

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Senior Notes	$267,897	$267,897
Unamortized deferred financing costs	(2,571)	(2,900)
Total long-term debt	$265,326	$264,997

Senior Notes

On March 15, 2021, we completed an offering of $310.0 million aggregate principal amount of Senior Notes and related guarantees at an issue price of 100%. The Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the Senior Notes on March 15 and September 15 of each year.

As permitted by the indenture governing the Senior Notes, we may also from time to time repurchase some or all of the Senior Notes in open market transactions, in privately negotiated transactions or otherwise. We may redeem some or all of the Senior Notes in 2024, subject to market and other conditions. Pursuant to the terms of the indenture, redemptions would be priced at 102.156% of the principal amount of any notes to be redeemed from March 16, 2024 through March 15, 2025, and reducing to 100% thereafter, in each case plus accrued and unpaid interest. The timing and amount of any such redemptions or repurchases will depend upon market conditions, contractual commitments, our capital needs and other factors.

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

Cash Priorities

Capital Expenditures

We primarily use cash in investing activities for capital expenditures. During the three months ended March 31, 2024, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $1.5 million.

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

During the three months ended March 31, 2024, we repurchased 68,258 shares of our common stock at an average price of $18.29 per share excluding commissions, or $1.2 million in aggregate, on a trade date basis. In accordance with the Stock Repurchase Agreement entered into on December 6, 2023, we are obligated to purchase from Tricor Pacific Capital Partners (Fund IV) US, LP (“Parallel49”), which is one of the Company’s majority stockholders, three times the number of shares of the Company’s common stock acquired by the Company in the open market over the period December 6, 2023 through March 31, 2024 from non-Parallel49 holders. As of March 31, 2024, the Company was obligated to repurchase 244,314 shares from Parallel49 at an average price of $18.03 per share, and the related payment of $4.4 million was made in April 2024.

We had $14.1 million remaining in our share repurchase authorization as of March 31, 2024. We may purchase shares through open market purchases or through privately negotiated transactions, the extent and timing of which will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of March 31, 2024, the total projected principal and interest payments on our borrowings were $314.8 million, primarily related to the Senior Notes, of which $23.5 million of interest is expected to be paid in the next 12 months. The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2026, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the ABL Revolver, no early redemptions of principal on the Senior Notes, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early or refinance all or a portion of our borrowings in future periods.

Leases

We lease equipment and real property for production and services. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Financing and Operating Leases, in our Annual Report on Form 10-K for the year ended December 31, 2023 for details on our leasing arrangements, including future maturities of our operating lease liabilities.

In February 2024, we entered into a build-to-suit lease agreement to relocate and modernize our operations at our Fort Wayne, Indiana production facility, which is set to commence the later of: (i) the landlord’s delivery of exclusive possession of the premises and (ii) March 1, 2025. Under this lease agreement, we will pay an annual base rent of $0.9 million subject to an annual rent increase of 2.0%. The lease is for ten years and includes two consecutive options to extend the term of the lease by five years for each such option.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of March 31, 2024, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, for which there were no material changes as of March 31, 2024, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Exchange Act of 1934) as of March 31, 2024, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Refer to Note 12 of the Condensed Consolidated Financial Statements in this report for information regarding legal proceedings.

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

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

On December 6, 2023, the Company entered into a Stock Repurchase Agreement with Parallel49, which is one of the Company’s majority stockholders. Pursuant to this agreement, the Company has agreed to purchase from Parallel49, and Parallel49 has agreed to sell to the Company, three times the number of shares of the Company’s common stock acquired by the Company in the open market from time to time from non-Parallel49 holders during the period commencing from the date of this agreement and ending on March 31, 2024, up to a maximum of 325,000 shares. On March 14, 2024, the Company entered into a similar agreement with Parallel49 for the period commencing from April 1, 2024 and ending on June 30, 2024, pursuant to which the Company may purchase up to a maximum of 325,000 shares during such period.

The following table sets forth share repurchases for each of the three months of the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
January 1 - 31	23,876	$18.58	23,876	$17,270
February 1 - 29	22,650	$18.96	22,650	$15,578
March 1 - 31	21,732	$17.28	21,732	$14,098
Total	68,258	$18.29	68,258

(a) Reflects shares repurchased and retired under the 2023 repurchase authorization and does not include the 244,314 shares that were repurchased from Parallel49 in April 2024 in accordance with the Stock Repurchase Agreement entered into on December 6, 2023.

(b) Reflects the $20.0 million repurchase authorization less completed open market purchases and $4.4 million allocated to repurchases from Parallel49, representing 244,314 shares, in accordance with the Stock Repurchase Agreement entered into on December 6, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Employment Agreement, dated January 25, 2024, by and between CPI Card Group Inc. and John Lowe (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.
May 7, 2024	/s/ John Lowe
John Lowe
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2024	/s/ Jeffrey Hochstadt
Jeffrey Hochstadt
Chief Financial Officer
(Principal Financial Officer)

May 7, 2024
May 7, 2024	/s/ Donna Abbey Carmignani
Donna Abbey Carmignani
Chief Accounting Officer
(Principal Accounting Officer)