Form 10-Q
period 2024-06-30
CPI Card Group Inc.
filed 2024-08-05
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of July 29, 2024: 11,076,131

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,479	$12,413
Accounts receivable, net	76,425	73,724
Inventories, net	85,907	70,594
Prepaid expenses and other current assets	9,934	8,647
Total current assets	179,745	165,378
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net of accumulated depreciation of $69,578 and $66,436 respectively	60,773	63,053
Intangible assets, net of accumulated amortization of $53,640 and $51,763 respectively	12,245	14,122
Goodwill	47,150	47,150
Other assets	21,533	3,980
Total assets	$321,446	$293,683
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$20,279	$12,802
Accrued expenses	47,350	35,803
Deferred revenue and customer deposits	1,320	840
Total current liabilities	68,949	49,445
Long-term debt	269,654	264,997
Deferred income taxes	4,958	7,139
Other long-term liabilities	22,442	24,038
Total liabilities	366,003	345,619
Commitments and contingencies (Note 12)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,186,596 and 11,446,155 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11	11
Capital deficiency	(106,300)	(102,223)
Accumulated earnings	61,732	50,276
Total stockholders’ deficit	(44,557)	(51,936)
Total liabilities and stockholders’ deficit	$321,446	$293,683

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Products	$63,844	$63,946	$122,002	$139,736
Services	54,974	51,014	108,752	96,076
Total net sales	118,818	114,960	230,754	235,812
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	41,893	41,308	79,695	87,288
Services (exclusive of depreciation and amortization shown below)	31,743	30,214	61,672	59,618
Depreciation and amortization	2,794	2,613	5,481	4,987
Total cost of sales	76,430	74,135	146,848	151,893
Gross profit	42,388	40,825	83,906	83,919
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	26,225	21,885	52,268	42,951
Depreciation and amortization	1,254	1,448	2,584	2,878
Total operating expenses	27,479	23,333	54,852	45,829
Income from operations	14,909	17,492	29,054	38,090
Other expense, net:
Interest, net	(6,530)	(6,740)	(12,955)	(13,521)
Other expense, net	(78)	(78)	(143)	(192)
Total other expense, net	(6,608)	(6,818)	(13,098)	(13,713)
Income before income taxes	8,301	10,674	15,956	24,377
Income tax expense	(2,300)	(4,151)	(4,500)	(6,981)
Net income	$6,001	$6,523	$11,456	$17,396

Basic and diluted earnings per share:
Basic earnings per share	$0.54	$0.57	$1.03	$1.52
Diluted earnings per share	$0.51	$0.55	$0.97	$1.46

Basic weighted-average shares outstanding	11,049,968	11,427,404	11,158,334	11,411,162
Diluted weighted-average shares outstanding	11,776,894	11,876,568	11,817,584	11,888,219

Comprehensive income:
Net income	$6,001	$6,523	$11,456	$17,396
Total comprehensive income	$6,001	$6,523	$11,456	$17,396

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
March 31, 2024	11,391,476	$11	$(104,193)	$55,731	$(48,451)
Shares issued under stock-based compensation plans	79,612	—	(1,177)	—	(1,177)
Stock-based compensation		—	2,094	—	2,094
Repurchase and retirement of common shares	(284,492)	—	(3,024)	—	(3,024)
Components of comprehensive income:
Net income		—	—	6,001	6,001
June 30, 2024	11,186,596	$11	$(106,300)	$61,732	$(44,557)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
December 31, 2023	11,446,155	$11	$(102,223)	$50,276	$(51,936)
Shares issued under stock-based compensation plans	93,191	—	(1,286)	—	(1,286)
Stock-based compensation		—	5,154	—	5,154
Repurchase and retirement of common shares	(352,750)	—	(7,945)	—	(7,945)
Components of comprehensive income:
Net income		—	—	11,456	11,456
June 30, 2024	11,186,596	$11	$(106,300)	$61,732	$(44,557)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
March 31, 2023	11,424,628	$11	$(107,907)	$37,164	$(70,732)
Shares issued under stock-based compensation plans	5,617	—	(51)	—	(51)
Stock-based compensation		—	1,290	—	1,290
Components of comprehensive income:
Net income		—	—	6,523	6,523
June 30, 2023	11,430,245	$11	$(106,668)	$43,687	$(62,970)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
December 31, 2022	11,390,355	$11	$(108,379)	$26,291	$(82,077)
Shares issued under stock-based compensation plans	39,890	—	(120)	—	(120)
Stock-based compensation		—	1,831	—	1,831
Components of comprehensive income:
Net income		—	—	17,396	17,396
June 30, 2023	11,430,245	$11	$(106,668)	$43,687	$(62,970)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$11,456	$17,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,188	5,931
Amortization expense	1,877	1,934
Stock-based compensation expense	5,154	1,831
Amortization of debt issuance costs and debt discount	917	936
Loss on debt extinguishment	—	218
Deferred income taxes	(2,181)	426
Other, net	302	253
Changes in operating assets and liabilities:
Accounts receivable, net	(2,720)	5,287
Inventories	(15,584)	(7,351)
Prepaid expenses and other assets	(20,316)	(1,381)
Income taxes, net	1,598	(772)
Accounts payable	7,079	(1,758)
Accrued expenses and other liabilities	9,858	(9,784)
Deferred revenue and customer deposits	480	(2,844)
Cash provided by operating activities	4,108	10,322
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(2,744)	(6,594)
Other	—	128
Cash used in investing activities	(2,744)	(6,466)
Financing activities
Principal payments on 2026 Senior Notes	—	(14,877)
Proceeds from 2026 ABL Revolver	4,000	13,000
Payments on finance lease obligations	(2,413)	(1,739)
Common stock repurchased	(6,481)	—
Other	(1,404)	(120)
Cash used in financing activities	(6,298)	(3,736)
Effect of exchange rates on cash	—	11
Net (decrease) increase in cash and cash equivalents	(4,934)	131
Cash and cash equivalents, beginning of period	12,413	11,037
Cash and cash equivalents, end of period	$7,479	$11,168
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$12,332	$13,135
Income taxes paid	$6,481	$7,408
Income taxes refunded	$(272)	$(26)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,292	$168
Financing leases	$983	$2,169
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$500	$368
Unsettled share repurchases included in accrued expenses	$2,197	$—

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

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended June 30, 2024
	Products	Services	Total
Debit and Credit	$64,461	$31,159	$95,620
Prepaid Debit	—	23,815	23,815
Intersegment eliminations	(617)	—	(617)
Total	$63,844	$54,974	$118,818

	Six Months Ended June 30, 2024
	Products	Services	Total
Debit and Credit	$122,832	$60,761	$183,593
Prepaid Debit	—	48,013	48,013
Intersegment eliminations	(830)	(22)	(852)
Total	$122,002	$108,752	$230,754

	Three Months Ended June 30, 2023
	Products	Services	Total
Debit and Credit	$64,001	$29,193	$93,194
Prepaid Debit	—	21,821	21,821
Intersegment eliminations	(55)	—	(55)
Total	$63,946	$51,014	$114,960

	Six Months Ended June 30, 2023
	Products	Services	Total
Debit and Credit	$140,033	$55,146	$195,179
Prepaid Debit	—	40,951	40,951
Intersegment eliminations	(297)	(21)	(318)
Total	$139,736	$96,076	$235,812

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2024	2023
Trade accounts receivable	$68,170	$69,245
Unbilled accounts receivable	8,499	4,725
	76,669	73,970
Less allowance for credit losses	(244)	(246)
	$76,425	$73,724

4. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$81,475	$66,210
Finished goods	7,481	7,162
Inventory reserve	(3,049)	(2,778)
	$85,907	$70,594

5

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	June 30,	December 31,
	2024	2023
Machinery and equipment	$69,120	$67,506
Machinery and equipment under financing leases	24,757	23,774
Furniture, fixtures and computer equipment	448	107
Leasehold improvements	18,374	16,335
Construction in progress	841	1,778
Operating lease right-of-use assets	16,811	19,989
	130,351	129,489
Less accumulated depreciation and amortization	(69,578)	(66,436)
	$60,773	$63,053

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at June 30, 2024
	June 30,	June 30,	(Using Fair Value Hierarchy)
	2024	2024	Level 1	Level 2	Level 3
Liabilities:
2026 Senior Notes	$267,897	$273,818	$—	$273,818	$—
2026 ABL Revolver	$4,000	$4,000	$—	$4,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2023
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2023	2023	Level 1	Level 2	Level 3
Liabilities:
2026 Senior Notes	$267,897	$261,834	$—	$261,834	$—
2026 ABL Revolver	$—	$—	$—	$—	$—

The aggregate fair value of the Company’s 2026 Senior Notes (as defined in Note 8, “Long-Term Debt”) was based on bank quotes. The fair value measurement associated with the 2026 ABL Revolver (as defined in Note 8, “Long-Term Debt”) approximates its carrying value as of June 30, 2024, given the applicable variable interest rates.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

7. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued payroll and related employee expenses	$7,885	$11,431
Accrued employee performance bonuses	2,843	667
Employer payroll taxes	438	298
Accrued rebates	2,594	2,919
Capitalized contract costs payable	10,000	—
Accrued interest	6,739	6,830
Current operating and financing lease liabilities	7,391	7,318
Accrued share repurchases	2,197	733
Other	7,263	5,607
Total accrued expenses	$47,350	$35,803

Other accrued expenses as of June 30, 2024, and December 31, 2023, consisted primarily of miscellaneous accruals for invoices not yet received, executive retention and severance, and self-insurance claims that have yet to be reported.

8. Long-Term Debt

As of June 30, 2024, and December 31, 2023, long-term debt consisted of the following:

	June 30,	December 31,
	2024	2023
2026 Senior Notes (1)	$267,897	$267,897
2026 ABL Revolver (2)	4,000	—
Unamortized deferred financing costs	(2,243)	(2,900)
Total long-term debt	269,654	264,997
Less current maturities	—	—
Long-term debt, net of current maturities	$269,654	$264,997
(1)	The 2026 Senior Notes bear interest at a fixed rate of 8.625%.
(2)	The 2026 ABL Revolver bears interest at a variable rate of 6.679% as of June 30, 2024.

2026 Senior Notes

On March 15, 2021, the Company completed an offering by its wholly-owned subsidiary, CPI CG Inc., of $310.0 million aggregate principal amount of 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”) and

related guarantees. The 2026 Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the 2026 Senior Notes on March 15 and September 15 of each year.

The Company had obligations to make an offer to repay the 2026 Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control, certain asset sales and based on an annual excess cash flow calculation. The annual excess cash flow calculation is determined pursuant to the terms of that certain Indenture, dated as of March 15, 2021, by and among CPI CG Inc., the Company, the subsidiary guarantors and U.S. Bank National Association, as trustee, with any required prepayments to be made after the issuance of the Company’s annual financial statements. No such payment is required to be made in 2024 and was not required to be made in 2023 based on the Company’s operating results for the years ended December 31, 2023 and 2022, respectively.

Refer to Note 15, “Subsequent Events” for information on the refinancing of the 2026 Senior Notes that occurred in July 2024.

2026 ABL Revolver

On March 15, 2021, the Company and CPI CG Inc., as borrower, entered into a Credit Agreement with Wells Fargo Bank, National Association, as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “2026 ABL Revolver”). The 2026 ABL Revolver matures on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the 2026 Senior Notes. On March 3, 2022, the Company and CPI CG Inc. entered into Amendment No. 1 to the Credit Agreement (the “Amendment”), which amended the 2026 ABL Revolver. The Amendment, among other things, increased the available borrowing capacity under the 2026 ABL Revolver to $75.0 million, increased the uncommitted accordion feature to $25.0 million from $15.0 million, and revised the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, the Company and CPI CG Inc. entered into Amendment No. 2 to the Credit Agreement, which amended the 2026 ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory.

Borrowings under the amended 2026 ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. The Company may select a one, three or six-month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. Through March 31, 2023, the applicable interest rate margin ranged from 1.50% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the 2026 ABL Revolver commitment accrued a monthly unused line fee, 0.50% per annum through March 31, 2023, multiplied by the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month. The interest rate margin and unused line fee percentage changed, effective April 1, 2023, to between 1.25% and 1.75% (interest rate margin) and 0.375% and 0.50% (unused line fee).

Refer to Note 15, “Subsequent Events” for information on the refinancing of the 2026 ABL Revolver that occurred in July 2024.

Deferred Financing Costs and Discount

Certain costs and discounts incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. The remaining unamortized debt issuance costs recorded on the 2026 Senior Notes were $2.2 million and are reported as a reduction to the long-term debt balance as of June 30, 2024. The remaining unamortized net discount and debt issuance costs on the 2026 ABL Revolver and related Amendment were $0.8 million and are recorded as other assets (current and long-term) on the consolidated balance sheet as of June 30, 2024.

9. Income Taxes

The Company’s effective tax rates on pre-tax income were 27.7% and 38.9% for the three months ended June 30, 2024 and 2023, respectively, and 28.2% and 28.6% for the six months ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended June 30, 2024, compared to the corresponding period in the prior year was primarily due to limitation of executive compensation deductibility related to the former CEO’s retention agreement recognized in the second quarter of 2023. The effective tax rate for the six months ended June 30, 2024 was consistent with the rate in the comparable period in the prior year as the limitation of executive compensation deductibility recognized in the second quarter of 2023 was offset by a reduction in a valuation allowance related to interest deductibility due to a state tax law change recognized in the first quarter of 2023.

For the six months ended June 30, 2024 and 2023, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	June 30,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	6.2	5.1
Valuation allowance	—	(1.4)
Permanent items (1)	1.9	4.7
Other	(0.9)	(0.8)
Effective income tax rate	28.2%	28.6%

(1)	Includes the deductibility limitations on excess compensation.

10. Stockholders’ Deficit

Share Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expires on December 31, 2024.

During the six months ended June 30, 2024, the Company repurchased 352,750 shares of its common stock at an average price of $18.14 per share, excluding commissions, or $6.4 million in aggregate, on a trade date basis. This amount includes 244,314 shares purchased from a stockholder that is part of our majority stockholder group at an average price of $18.03 per share, in accordance with the Stock Repurchase Agreements entered into with Tricor Pacific Capital Partners (Fund IV) US, LP (“Parallel49”). As of June 30, 2024, the Company is obligated to repurchase an additional 120,534 shares at an average price of $18.23 per share from Parallel49. This obligation is based on a multiple of the number of shares the Company purchased in the open market between April 1, 2024 and June 30, 2024, payment for which is due in the third quarter of 2024. As of June 30, 2024, the Company had an authorized amount of $11.2 million remaining under the share repurchase plan.

11. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. The Company's calculation of weighted-average shares outstanding has been reduced by 120,534 shares that the Company repurchased from Parallel49 in July 2024. Shares excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were 15,185 and 105,884 for the three months ended June 30, 2024 and 2023, respectively, and 24,298 and 132,594 for the six months ended June 30, 2024 and 2023, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$6,001	$6,523	$11,456	$17,396

Denominator:
Basic weighted-average common shares outstanding	11,049,968	11,427,404	11,158,334	11,411,162
Dilutive shares	726,926	449,164	659,250	477,057
Diluted weighted-average common shares outstanding	11,776,894	11,876,568	11,817,584	11,888,219

Basic earnings per share	$0.54	$0.57	$1.03	$1.52

Diluted earnings per share	$0.51	$0.55	$0.97	$1.46

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

Smart Packaging Solutions SA v. CPI Card Group Inc.

On April 20, 2021, Smart Packaging Solutions, SA (“SPS”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware seeking an unspecified amount of damages and equitable relief. In the complaint, SPS alleged that the Company infringed four patents that SPS has exclusively licensed from Feinics AmaTech Teoranta. The patents all relate to antenna technology. SPS alleged that the Company incorporates the patented technology into its products that use contactless communication. On June 3, 2024 the Delaware District Court entered an order dismissing the litigation against the Company.

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

13. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. Effective January 30, 2024, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the total number of shares of the Company’s Common Stock reserved and available for issuance thereunder by 1,000,000 shares, resulting in a total of 3,200,000 shares issuable under the Omnibus Plan. As of June 30, 2024, there were 957,803 shares of Common Stock available for grant under the Omnibus Plan.

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

During 2024, executives receive a quarterly restricted stock unit grant comprising one-fourth of the annual equity-based incentive component of their total compensation. The number of shares awarded will be determined based on a value tied to the monthly average closing price of the Company’s common stock.

As of June 30, 2024, there were 858,855 options outstanding at a weighted average exercise price of $19.54. No options were granted during the six months ended June 30, 2024. Options have 7-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

During the six months ended June 30, 2024, the Company granted 125,879 restricted stock units at a weighted average grant date fair value of $20.55, and as of June 30, 2024, there were 701,264 outstanding restricted stock units at a weighted average grant date fair value of $20.43.

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

As of June 30, 2024, the Company’s reportable segments were as follows:

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

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended June 30, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$95,620	$23,815	$—	$(617)	$118,818
Cost of sales	61,456	15,591	—	(617)	76,430
Gross profit	34,164	8,224	—	—	42,388
Operating expenses	8,775	1,315	17,389	—	27,479
Income (loss) from operations	$25,389	$6,909	$(17,389)	$—	$14,909

EBITDA by segment:
Income (loss) from operations	$25,389	$6,909	$(17,389)	$—	$14,909
Depreciation and amortization	2,237	895	916	—	4,048
Other income (expense)	(1)	(1)	(76)	—	(78)
EBITDA	$27,625	$7,803	$(16,549)	$—	$18,879

	Six Months Ended June 30, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$183,593	$48,013	$—	$(852)	$230,754
Cost of sales	117,934	29,766	—	(852)	146,848
Gross profit	65,659	18,247	—	—	83,906
Operating expenses	17,516	2,593	34,743	—	54,852
Income (loss) from operations	$48,143	$15,654	$(34,743)	$—	$29,054

EBITDA by segment:
Income (loss) from operations	$48,143	$15,654	$(34,743)	$—	$29,054
Depreciation and amortization	4,387	1,766	1,912	—	8,065
Other income (expense)	(63)	(2)	(78)	—	(143)
EBITDA	$52,467	$17,418	$(32,909)	$—	$36,976

	Three Months Ended June 30, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$93,194	$21,821	$—	$(55)	$114,960
Cost of sales	60,156	14,034	—	(55)	74,135
Gross profit	33,038	7,787	—	—	40,825
Operating expenses	7,957	159	15,217	—	23,333
Income (loss) from operations	$25,081	$7,628	$(15,217)	$—	$17,492

EBITDA by segment:
Income (loss) from operations	$25,081	$7,628	$(15,217)	$—	$17,492
Depreciation and amortization	2,353	704	1,004	—	4,061
Other income (expense)	21	1	(100)	—	(78)
EBITDA	$27,455	$8,333	$(14,313)	$—	$21,475

	Six Months Ended June 30, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$195,179	$40,951	$—	$(318)	$235,812
Cost of sales	123,957	28,254	—	(318)	151,893
Gross profit	71,222	12,697	—	—	83,919
Operating expenses	16,115	1,392	28,322	—	45,829
Income (loss) from operations	$55,107	$11,305	$(28,322)	$—	$38,090

EBITDA by segment:
Income (loss) from operations	$55,107	$11,305	$(28,322)	$—	$38,090
Depreciation and amortization	4,514	1,328	2,023	—	7,865
Other income (expense)	26	1	(219)	—	(192)
EBITDA	$59,647	$12,634	$(26,518)	$—	$45,763

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,001	$6,523	$11,456	$17,396
Interest, net	6,530	6,740	12,955	13,521
Income tax expense	2,300	4,151	4,500	6,981
Depreciation and amortization	4,048	4,061	8,065	7,865
EBITDA	$18,879	$21,475	$36,976	$45,763

15. Subsequent Events

On July 11, 2024 (the “Closing Date”), the Company completed a private offering by its wholly-owned subsidiary, CPI CG Inc., of $285.0 million aggregate principal amount of 10.000% senior secured notes due 2029 (the “2029 Senior Notes”) and related guarantees at an issue price of 100%. The notes and related guarantees were offered and sold in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A.

Net proceeds from the 2029 Senior Notes, together with cash on hand, were used to redeem the entire principal balance of $267.9 million of 2026 Senior Notes as of the Closing Date, and to pay related fees, the early redemption premium of 102.156%, and expenses. As part of the redemption, the Company expensed the remaining unamortized debt issuance costs related to the 2026 Senior Notes of $2.2M as of the Closing Date. The 2029 Senior Notes bear interest at a rate of 10.000% per annum and mature on July 15, 2029. Interest is payable on the 2029 Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2025.

In addition, on the Closing Date, the Company and CPI CG Inc. as borrower, entered into a credit agreement (the “2029 ABL Revolver”) with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility of up to $75.0 million, consisting of revolving loans, letters of credit and swing line loans provided by lenders, with a sublimit on letters of credit outstanding at any time of $10.0 million. The 2029 ABL Revolver also includes an uncommitted accordion feature whereby the borrower may increase the 2029 ABL Revolver commitment by an aggregate amount not to exceed $25.0 million, subject to certain conditions. The 2029 ABL Revolver matures on the earliest to occur of July 11, 2029 and the date that is 91 days prior to the maturity of the 2029 Senior Notes.

As of the Closing Date, the Company had $4.0 million of outstanding borrowings under the 2026 ABL Revolver. The Company used initial borrowings under the 2029 ABL Revolver, together with cash on hand and proceeds under the notes, to repay in full and terminate the existing credit facilities evidenced by the 2026 ABL Revolver.

Borrowings under the 2029 ABL Revolver bear interest at a rate per annum that ranges from Adjusted Term SOFR plus 1.50% to 1.75%, based on the average daily borrowing capacity under the 2029 ABL Revolver over the most recently completed month. The unused portion of the 2029 Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily borrowing capacity under the 2029 ABL Revolver over the immediately preceding month.

The 2029 Senior Notes and 2029 ABL Revolver are guaranteed by the Company and essentially secured by substantially all of the assets of the Company and its subsidiaries.

In connection with both the 2029 Senior Notes and the 2029 ABL Revolver, as of June 30, 2024, the Company recorded $1.3 million of accrued debt issuance costs included in “Prepaid expenses and other assets”, “Accounts payable” and “Accrued expenses and other liabilities” in the Condensed Consolidated Statements of Cash Flows which will be paid in the third quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “affirm,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

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

Trends and Uncertainties That May Affect our Financial Performance

We have experienced reduced demand from some of our customers for certain products and services during 2023 through the first half of 2024. This reduced demand impacted our financial and operating results during this period and may continue to have an impact on future periods. This reduced demand appears to have been the result of some of the following factors:

●	Some of our customers, particularly in the banking and financial services industry, have had and may continue to have concerns about the broader economic environment, which has resulted in reduced overall spending or delayed spending on card programs or other products and services we offer.
●	Some of our customers anticipated supply chain-related delays and correspondingly increased their own inventory of the Company’s products on hand during 2022. As supply chain lead times improved, and given the economic concerns noted above, we believe some customers became more focused on reducing their inventory levels and may continue to do so in the future.
●	Certain banks experienced negative liquidity events, including takeover by industry regulators and deposit outflows, or increased loan loss reserves, each of which had the effect of deteriorating share prices and limiting access to capital, leading to cautionary signals and uncertainty in the financial services industry. Following some of these events, we experienced reduced demand in the Debit and Credit segment and we may experience reduced demand again if such events occur in the future.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$63,844	$63,946	$(102)	(0.2)%	$122,002	$139,736	$(17,734)	(12.7)%
Services	54,974	51,014	3,960	7.8%	108,752	96,076	12,676	13.2%
Total net sales	118,818	114,960	3,858	3.4%	230,754	235,812	(5,058)	(2.1)%
Cost of sales (1)	76,430	74,135	2,295	3.1%	146,848	151,893	(5,045)	(3.3)%
Gross profit	42,388	40,825	1,563	3.8%	83,906	83,919	(13)	(0.0)%
Operating expenses	27,479	23,333	4,146	17.8%	54,852	45,829	9,023	19.7%
Income from operations	14,909	17,492	(2,583)	(14.8)%	29,054	38,090	(9,036)	(23.7)%
Other expense, net:
Interest, net	(6,530)	(6,740)	210	(3.1)%	(12,955)	(13,521)	566	(4.2)%
Other expense, net	(78)	(78)	—	—%	(143)	(192)	49	(25.5)%
Income before taxes	8,301	10,674	(2,373)	(22.2)%	15,956	24,377	(8,421)	(34.5)%
Income tax expense	(2,300)	(4,151)	1,851	(44.6)%	(4,500)	(6,981)	2,481	(35.5)%
Net income	$6,001	$6,523	$(522)	(8.0)%	$11,456	$17,396	$(5,940)	(34.1)%

Gross profit margin	35.7%	35.5%			36.4%	35.6%

(1)	For the three months ended June 30, 2024 and 2023, net sales and cost of sales each include $0.6 million and less than $0.1 million of intersegment eliminations, respectively. For the six months ended June 30, 2024 and 2023, net sales and cost of sales each include $0.9 million and $0.3 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2024, compared to the corresponding periods in the prior year. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the Condensed Consolidated Statements of Income.

Net Sales:

Net sales increased for the three months ended June 30, 2024, primarily due to increased Services net sales in both our Debit and Credit and Prepaid Debit segments.

Net sales decreased for the six months ended June 30, 2024, primarily due to decreased Products net sales driven by lower card volumes in our Debit and Credit segment, partially offset by higher Services net sales in both our Prepaid Debit and Debit and Credit segments.

Gross Profit and Gross Profit Margin:

Gross profit increased for the three months ended June 30, 2024, primarily due to higher net sales and gross profit margin was relatively consistent.

Gross profit was relatively consistent for the six months ended June 30, 2024, and gross profit margin increased. The prior year period was negatively impacted by expenses related to the implementation of a change in our production staffing model as we completed the transition of temporary worker positions to permanent employee positions in our Prepaid Debit segment.

Operating Expenses:

Operating expenses increased for the three months ended June 30, 2024, primarily due to increased compensation related expenses in our Other and Debit and Credit segments, including increased stock compensation.

Operating expenses increased for the six months ended June 30, 2024, primarily due to increased compensation related expenses, including increased stock compensation, severance, and compensation related to an executive retention agreement entered into in June 2023. Retention expense in 2024 includes approximately $2.0 million related to an executive retention package announced in 2023, including stock compensation, compared to $1.0 million in the comparable prior year period.

Operating expenses for both the three and six months ended June 30, 2024 were impacted by higher expenses in our Prepaid Debit segment.

Interest, net:

Interest expense decreased for the three and six months ended June 30, 2024, primarily due to lower outstanding principal balances on our borrowings.

Other Expense, net:

Other expense, net was relatively consistent for both the three and six months ended June 30, 2024.

Income Tax Expense:

Our effective tax rates on pre-tax income were 27.7% and 38.9% for the three months ended June 30, 2024 and 2023, respectively, and 28.2% and 28.6% for the six months ended June 30, 2024 and 2023, respectively. The decrease in our effective tax rate for the three months ended June 30, 2024, compared to the corresponding period in the prior year was primarily due to limitation of executive compensation deductibility related to the former CEO’s retention agreement, recognized in the second quarter of 2023. The effective tax rate for the six months ended June 30, 2024, was consistent with the rate in the comparable period in the prior year as the limitation of executive compensation deductibility recognized in the second quarter of 2023 was offset by a reduction in a valuation allowance related to interest deductibility due to a state tax law change recognized in the first quarter of 2023.

Segment Discussion

Debit and Credit:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales	$95,620	$93,194	$2,426	2.6%	$183,593	$195,179	$(11,586)	(5.9)%
Gross profit	$34,164	$33,038	$1,126	3.4%	$65,659	$71,222	$(5,563)	(7.8)%
Income from operations	$25,389	$25,081	$308	1.2%	$48,143	$55,107	$(6,964)	(12.6)%

Gross profit margin	35.7%	35.5%			35.8%	36.5%

Net Sales:

Net sales for Debit and Credit increased for the three months ended June 30, 2024, primarily due to higher personalization and Card@Once services.

Net sales for Debit and Credit decreased for the six months ended June 30, 2024, primarily due to a decrease in Products net sales, partially offset by increased Services net sales. The decrease in Products net sales was driven by volume declines in contactless and EMV cards. The increase in Services net sales was driven by higher personalization and Card@Once services.

Gross Profit and Gross Profit Margin:

Gross profit for Debit and Credit increased for the three months ended June 30, 2024, primarily due to higher net sales. Gross profit margin was relatively consistent for the three months ended June 30, 2024.

Gross profit and gross profit margin for Debit and Credit decreased for the six months ended June 30, 2024, primarily due to lower net sales.

Income from Operations:

Income from operations for Debit and Credit for the three and six months ended June 30, 2024, was impacted primarily by the factors discussed in “Gross Profit and Gross Profit Margin” above, as well as increased compensation-related operating expenses.

Prepaid Debit:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales	$23,815	$21,821	$1,994	9.1%	$48,013	$40,951	$7,062	17.2%
Gross profit	$8,224	$7,787	$437	5.6%	$18,247	$12,697	$5,550	43.7%
Income from operations	$6,909	$7,628	$(719)	(9.4)%	$15,654	$11,305	$4,349	38.5%

Gross profit margin	34.5%	35.7%			38.0%	31.0%

Net Sales:

Net sales for Prepaid Debit increased for the three and six months ended June 30, 2024, primarily due to increased sales to existing customers.

Gross Profit and Gross Profit Margin:

Gross profit for Prepaid Debit increased for the three months ended June 30, 2024, primarily due to higher net sales, partially offset by increased labor costs. Gross profit margin decreased compared to the prior year period primarily due to increased labor costs.

Gross profit and gross profit margin for Prepaid Debit increased for the six months ended June 30, 2024, primarily due to higher net sales. Gross profit and gross profit margin in the prior year period were negatively impacted by expenses related to the implementation of a change in our production staffing model as we completed the transition of temporary worker positions to permanent employee positions.

Income from Operations:

Income from operations for Prepaid Debit for the three and six months ended June 30, 2024, was impacted primarily by the factors discussed in “Gross Profit and Gross Profit Margin” above and higher operating expenses in the second quarter of 2024.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)
Operating expenses	$17,389	$15,217	$2,172	14.3%	$34,743	$28,322	$6,421	22.7%

Operating Expenses:

Other operating expenses increased for the three and six months ended June 30, 2024, primarily due to an increase in compensation related expenses, including the factors discussed in consolidated “Operating Expenses” above, partially offset by lower professional fees for the six months ended June 30, 2024.

Liquidity and Capital Resources

At June 30, 2024, we had $7.5 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven from net income and fluctuations in working capital. Our working capital fluctuates primarily due to the timing of tax payments, timing of receipts from customers, inventory purchases, share repurchases (including the repurchase of incremental shares from Parallel49), payments of employee incentive programs and interest payments on our outstanding debt, with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows through our operating subsidiaries. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels, and our senior secured revolving credit facility (the “2026 ABL Revolver”) with available borrowing capacity of $69.6 million as of June 30, 2024, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, share repurchases and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. These factors include, but are not limited to, changes in economic conditions, especially those impacting our customers, and the pricing, terms and availability of goods and services that we purchase, and financings that we enter into.

Cash Flows from Operating Activities

Cash provided by operating activities decreased for the six months ended June 30, 2024 to $4.1 million from $10.3 million for the six months ended June 30, 2023 primarily due to lower net income and changes in working capital. Working capital changes included incentives related to a customer contract entered into in the first quarter of 2024, and a $5.0 million payment pursuant to an agreement entered into on June 2, 2023 with the Company’s prior Chief Executive Officer, who departed in the first quarter of 2024, partially offset by lower employee performance incentive compensation payments in 2024 related to 2023 performance as compared to those made in 2023 related to 2022 performance. We anticipate inventory levels to continue to be higher in 2024 compared to 2023 levels as a result of the capacity reservation agreement we entered into with one of our suppliers in 2022, which will be in effect through 2025. Additionally, we anticipate cash flows from operating activities to be negatively impacted in the fourth quarter of 2024 due to incentives related to the customer contract as described above.

Financing

As of June 30, 2024, we had the following outstanding borrowings:

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
2026 Senior Notes	$267,897	$267,897
2026 ABL Revolver	4,000	—
Unamortized deferred financing costs	(2,243)	(2,900)
Total long-term debt	$269,654	$264,997

2026 Senior Notes

On March 15, 2021, we completed an offering of $310.0 million aggregate principal amount of 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”) and related guarantees at an issue price of 100%. The 2026 Senior Notes bear interest at a rate of 8.625% per annum and mature on March 15, 2026. Interest is payable on the 2026 Senior Notes on March 15 and September 15 of each year.

2026 ABL Revolver

On March 15, 2021, we entered into a Credit Agreement with Wells Fargo Bank, National Association providing for the 2026 ABL Revolver. On March 3, 2022, we entered into Amendment No. 1 to the Credit Agreement, which amended the 2026 ABL Revolver. The amendment, among other things, increased the available borrowing capacity to $75.0 million, increased the uncommitted accordion feature to $25.0 million and revised the interest rate provisions to replace the prior LIBOR benchmark with updated benchmark provisions using the secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York. On October 11, 2022, we entered into Amendment No. 2 to the Credit Agreement, which amended the 2026 ABL Revolver to adjust certain monthly document delivery terms and to clarify the treatment of certain inventory. We primarily utilize our 2026 ABL Revolver to provide general liquidity and to support shorter term financing requirements.

Borrowings under the amended 2026 ABL Revolver bear interest at a rate per annum equal to the applicable term SOFR adjusted for a credit spread, plus an applicable interest rate margin. We may select a one, three or six-month term SOFR, which is adjusted for a credit spread of 0.10% to 0.30% depending on the term selected. The applicable interest rate margin ranges from 1.25% to 1.75% depending on the average excess availability of the facility for the most recently completed quarter. The unused portion of the 2026 ABL Revolver commitment accrues a monthly unused line fee, between 0.375% to 0.50% per annum, multiplied by the aggregate amount of Revolver commitments less the average Revolver usage during the immediately preceding month.

Amounts borrowed and outstanding under the 2026 ABL Revolver are required to be repaid in full, together with any accrued and unpaid interest, on the earliest to occur of March 15, 2026 and the date that is 90 days prior to the maturity of the 2026 Senior Notes (and may be subject to earlier mandatory prepayment upon certain events).

Other

Refer to Note 15, “Subsequent Events” of the Condensed Consolidated Financial Statements in this report for information regarding the refinancing of both the 2026 Senior Notes and the 2026 ABL Revolver that occurred in July 2024.

Cash Priorities

Capital Expenditures

We primarily use cash in investing activities for capital expenditures. During the six months ended June 30, 2024, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $2.7 million.

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

During the six months ended June 30, 2024, the Company repurchased 352,750 shares of its common stock at an average price of $18.14 per share, excluding commissions, or $6.4 million in aggregate, on a trade date basis. This amount includes 244,314 shares purchased from one of our majority shareholders at an average price of $18.03 per share, in accordance with the Stock Repurchase Agreements entered into with Tricor Pacific Capital Partners (Fund IV) US, LP (“Parallel49”). As of June 30, 2024, the Company is obligated to repurchase an additional 120,534 shares at an average price of $18.23 per share from Parallel49. This obligation is based on a multiple of the number of shares the Company purchased in the open market between April 1, 2024 and June 30, 2024, payment for which is due in the third quarter of 2024.

We had $11.2 million remaining in our share repurchase authorization as of June 30, 2024. We may purchase shares through open market purchases or through privately negotiated transactions, the extent and timing of which will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As described in Note 15, “Subsequent Events” of the Condensed Consolidated Financial Statements in this report, we refinanced our 2026 Senior Notes and 2026 ABL Revolver in July 2024. As of July 11, 2024, the total projected principal and interest payments on our borrowings are $433.9 million, primarily related to the 2029 Senior Notes, of which $15.0 million of interest is expected to be paid in the next 12 months. These expected interest payments do not include premium and accrued interest of $13.2 million that was paid in connection with the refinancing of the 2026 Senior Notes.

The remaining interest payments are expected to be paid over the remaining term of the 2029 Senior Notes, which mature in 2029, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the 2029 ABL Revolver, no early redemptions of principal on the 2029 Senior Notes, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the 2029 ABL Revolver, redeem principal on the 2029 Senior Notes early or refinance all or a portion of our borrowings in future periods.

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

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of June 30, 2024, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, for which there were no material changes as of June 30, 2024, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Exchange Act of 1934) as of June 30, 2024, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Refer to Note 12, “Commitments and Contingencies” of the Condensed Consolidated Financial Statements in this report for information regarding legal proceedings.

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

On December 6, 2023, the Company entered into a Stock Repurchase Agreement with Parallel49, which is one of the Company’s majority stockholders. The Company has agreed to purchase from Parallel49, and Parallel49 has agreed to sell to the Company, three times the number of shares of the Company’s common stock acquired by the Company in the open market from time to time from non-Parallel49 holders during the period commencing from the date of the agreement and ending on March 31, 2024 up to a maximum of 325,000 shares. Pursuant to this agreement, the Company repurchased 244,314 shares at an average price of $18.03 per share on April 5, 2024.

On March 14, 2024, the Company entered into a similar Stock Repurchase Agreement with Parallel49, effective for the period commencing from April 1, 2024 and ending on June 30, 2024 pursuant to which the Company could purchase up to a maximum of 325,000 shares during such period.

The following table sets forth share repurchases for each of the three months of the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (b)
April 1 - 30	273,087	$18.02	273,087	$12,058
May 1 - 31	11,405	$20.13	11,405	$11,154
June 1 - 30	—	$—	—	$11,154
Total	284,492	$18.11	284,492

(a) Reflects shares repurchased and retired under the 2023 repurchase authorization and the stock repurchase agreements. This amount does not include the 120,534 shares that were repurchased from Parallel49 in July 2024 in accordance with the stock repurchase agreement entered into on March 14, 2024.

(b) Reflects the $20.0 million repurchase authorization less completed open market purchases and $2.2 million allocated to repurchases from Parallel49, representing 120,534 shares, in accordance with the stock repurchase agreement entered into on March 14, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six months ended June 30, 2024, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

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

CPI CARD GROUP INC.
August 5, 2024	/s/ John Lowe
John Lowe
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2024	/s/ Jeffrey Hochstadt
Jeffrey Hochstadt
Chief Financial Officer
(Principal Financial Officer)

May 7, 2024
August 5, 2024	/s/ Donna Abbey Carmignani
Donna Abbey Carmignani
Chief Accounting Officer
(Principal Accounting Officer)