Form 10-Q
period 2024-09-30
CPI Card Group Inc.
filed 2024-11-05
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of October 30, 2024: 11,159,418

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$14,650	$12,413
Accounts receivable, net	79,583	73,724
Inventories, net	92,286	70,594
Prepaid expenses and other current assets	12,295	8,647
Total current assets	198,814	165,378
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net of accumulated depreciation of $72,651 and $66,436 respectively	64,073	63,053
Intangible assets, net of accumulated amortization of $54,533 and $51,763 respectively	11,352	14,122
Goodwill	47,150	47,150
Other assets	20,960	3,980
Total assets	$342,349	$293,683
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$21,538	$12,802
Accrued expenses	52,107	35,803
Deferred revenue and customer deposits	1,466	840
Total current liabilities	75,111	49,445
Long-term debt	280,152	264,997
Deferred income taxes	5,057	7,139
Other long-term liabilities	24,820	24,038
Total liabilities	385,140	345,619
Commitments and contingencies (Note 12)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,159,418 and 11,446,155 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11	11
Capital deficiency	(105,827)	(102,223)
Accumulated earnings	63,025	50,276
Total stockholders’ deficit	(42,791)	(51,936)
Total liabilities and stockholders’ deficit	$342,349	$293,683

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Products	$69,648	$55,689	$191,650	$195,425
Services	55,103	50,174	163,855	146,250
Total net sales	124,751	105,863	355,505	341,675
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	44,199	37,540	123,894	124,828
Services (exclusive of depreciation and amortization shown below)	32,927	29,574	94,599	89,192
Depreciation and amortization	2,927	2,597	8,408	7,584
Total cost of sales	80,053	69,711	226,901	221,604
Gross profit	44,698	36,152	128,604	120,071
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	25,674	21,783	77,942	64,734
Depreciation and amortization	1,226	1,408	3,810	4,286
Total operating expenses	26,900	23,191	81,752	69,020
Income from operations	17,798	12,961	46,852	51,051
Other expense, net:
Interest, net	(13,458)	(6,714)	(26,413)	(20,235)
Loss on debt extinguishment	(2,987)	(25)	(2,987)	(243)
Other expense, net	(534)	(28)	(677)	(2)
Total other expense, net	(16,979)	(6,767)	(30,077)	(20,480)
Income before income taxes	819	6,194	16,775	30,571
Income tax benefit (expense)	474	(2,337)	(4,026)	(9,318)
Net income	$1,293	$3,857	$12,749	$21,253

Basic and diluted earnings per share:
Basic earnings per share	$0.12	$0.34	$1.14	$1.86
Diluted earnings per share	$0.11	$0.33	$1.08	$1.79

Basic weighted-average shares outstanding	11,107,126	11,432,794	11,141,264	11,418,372
Diluted weighted-average shares outstanding	11,872,783	11,827,816	11,856,404	11,861,868

Comprehensive income:
Net income	$1,293	$3,857	$12,749	$21,253
Total comprehensive income	$1,293	$3,857	$12,749	$21,253

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

(Unaudited)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
June 30, 2024	11,186,596	$11	$(106,300)	$61,732	$(44,557)
Shares issued under stock-based compensation plans	93,356	—	(1,309)	—	(1,309)
Stock-based compensation		—	1,782	—	1,782
Repurchase and retirement of common shares	(120,534)	—	—	—	—
Components of comprehensive income:
Net income		—	—	1,293	1,293
September 30, 2024	11,159,418	$11	$(105,827)	$63,025	$(42,791)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
December 31, 2023	11,446,155	$11	$(102,223)	$50,276	$(51,936)
Shares issued under stock-based compensation plans	186,547	—	(2,595)	—	(2,595)
Stock-based compensation		—	6,936	—	6,936
Repurchase and retirement of common shares	(473,284)	—	(7,945)	—	(7,945)
Components of comprehensive income:
Net income		—	—	12,749	12,749
September 30, 2024	11,159,418	$11	$(105,827)	$63,025	$(42,791)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
June 30, 2023	11,430,245	$11	$(106,668)	$43,687	$(62,970)
Shares issued under stock-based compensation plans	23,304	—	(207)	—	(207)
Stock-based compensation	—	—	2,600	—	2,600
Components of comprehensive income:
Net income	—	—	—	3,857	3,857
September 30, 2023	11,453,549	$11	$(104,275)	$47,544	$(56,720)

	Common Stock		Capital	Accumulated
	Shares	Amount	deficiency	earnings	Total
December 31, 2022	11,390,355	$11	$(108,379)	$26,291	$(82,077)
Shares issued under stock-based compensation plans	63,194	—	(327)	—	(327)
Stock-based compensation	—	—	4,431	—	4,431
Components of comprehensive income:
Net income	—	—	—	21,253	21,253
September 30, 2023	11,453,549	$11	$(104,275)	$47,544	$(56,720)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$12,749	$21,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,448	8,970
Amortization expense	2,770	2,900
Stock-based compensation expense	6,936	4,431
Amortization of debt issuance costs	1,206	1,397
Loss on early extinguishment of debt	8,763	243
Deferred income taxes and other, net	(1,781)	956
Changes in operating assets and liabilities:
Accounts receivable, net	(5,878)	12,988
Inventories	(21,964)	(5,806)
Prepaid expenses and other assets	(19,343)	422
Income taxes, net	(602)	(1,616)
Accounts payable	8,326	(7,805)
Accrued expenses and other liabilities	15,396	(13,283)
Deferred revenue and customer deposits	626	(2,784)
Cash provided by operating activities	16,652	22,266
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(4,199)	(6,076)
Other	1	183
Cash used in investing activities	(4,198)	(5,893)
Financing activities
Principal payments on 2026 Senior Notes	(267,897)	(16,954)
Proceeds from 2029 Senior Notes	285,000	—
Net proceeds from ABL Revolver	—	3,000
Payments on finance lease obligations	(3,688)	(2,655)
Common stock repurchased	(8,678)	—
Debt issuance costs	(6,583)	—
Payment for debt early redemption premium	(5,776)	—
Taxes withheld and paid on stock-based compensation awards	(2,595)	(327)
Cash used in financing activities	(10,217)	(16,936)
Effect of exchange rates on cash	—	(1)
Net increase (decrease) in cash and cash equivalents	2,237	(564)
Cash and cash equivalents, beginning of period	12,413	11,037
Cash and cash equivalents, end of period	$14,650	$10,473
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$25,128	$25,307
Income taxes paid	$8,247	$9,994
Income taxes refunded	$(409)	$(25)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,292	$2,641
Financing leases	$5,690	$6,989
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$1,527	$977

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require enhanced segment disclosures. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2023. The application of ASU 2023-07 is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

2. Net Sales

The Company disaggregates its net sales by major source as follows:

	Three Months Ended September 30, 2024
	Products	Services	Total
Debit and Credit	$69,803	$29,952	$99,755
Prepaid Debit	—	25,173	25,173
Intersegment eliminations	(155)	(22)	(177)
Total	$69,648	$55,103	$124,751

	Nine Months Ended September 30, 2024
	Products	Services	Total
Debit and Credit	$192,635	$90,713	$283,348
Prepaid Debit	—	73,186	73,186
Intersegment eliminations	(985)	(44)	(1,029)
Total	$191,650	$163,855	$355,505

	Three Months Ended September 30, 2023
	Products	Services	Total
Debit and Credit	$55,934	$27,846	$83,780
Prepaid Debit	—	22,335	22,335
Intersegment eliminations	(245)	(7)	(252)
Total	$55,689	$50,174	$105,863

	Nine Months Ended September 30, 2023
	Products	Services	Total
Debit and Credit	$195,967	$82,992	$278,959
Prepaid Debit	—	63,286	63,286
Intersegment eliminations	(542)	(28)	(570)
Total	$195,425	$146,250	$341,675

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are the design and production of Financial Payment Cards, including contact-EMV®(1), contactless dual-interface EMV, contactless and magnetic stripe cards, CPI’s eco-focused solutions, including Second Wave® and Earthwise® cards made with upcycled plastic, metal cards, private label credit cards and retail gift cards. Card@Once® printers and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

(1)	Europay, Mastercard and Visa (“EMV®”) is a global technical standard maintained by EMV Co, LLC. EMV® is a registered trademark in the U.S. and other countries and an unregistered trademark elsewhere. The EMV trademark is owned by EMV Co, LLC.

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

3. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2024	2023
Trade accounts receivable	$71,670	$69,245
Unbilled accounts receivable	8,157	4,725
	79,827	73,970
Less allowance for credit losses	(244)	(246)
	$79,583	$73,724

4. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$87,942	$66,210
Finished goods	7,394	7,162
Inventory reserve	(3,050)	(2,778)
	$92,286	$70,594

5

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	September 30,	December 31,
	2024	2023
Machinery and equipment	$69,955	$67,506
Machinery and equipment under financing leases	29,464	23,774
Furniture, fixtures and computer equipment	632	107
Leasehold improvements	18,586	16,335
Construction in progress	2,092	1,778
Operating lease right-of-use assets	15,995	19,989
	136,724	129,489
Less accumulated depreciation and amortization	(72,651)	(66,436)
	$64,073	$63,053

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at September 30, 2024
	September 30,	September 30,	(Using Fair Value Hierarchy)
	2024	2024	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes	$285,000	$300,518	$—	$300,518	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2023
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2023	2023	Level 1	Level 2	Level 3
Liabilities:
2026 Senior Notes	$267,897	$261,834	$—	$261,834	$—

The aggregate fair value of the Company’s 2029 Senior Notes and 2026 Senior Notes (each defined in Note 8, “Long-Term Debt”) was based on quoted prices for identical or similar liabilities in markets that are not active and, as a result, they are classified as Level 2 inputs.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

7. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued payroll and related employee expenses	$8,993	$11,431
Accrued employee performance-based incentive compensation	4,590	667
Employer payroll taxes	1,591	298
Accrued rebates	3,613	2,919
Capitalized contract costs payable	10,000	—
Accrued interest	6,402	6,830
Current operating and financing lease liabilities	8,303	7,318
Accrued share repurchases	—	733
Other	8,615	5,607
Total accrued expenses	$52,107	$35,803

Other accrued expenses as of September 30, 2024, and December 31, 2023, consisted primarily of executive retention and severance, miscellaneous accruals for invoices not yet received, and self-insurance claims incurred but yet to be recorded.

8. Long-Term Debt

As of September 30, 2024, and December 31, 2023, long-term debt consisted of the following:

	September 30,	December 31,
	2024	2023
2029 Senior Notes	$285,000	$—
2026 Senior Notes	—	267,897
Unamortized deferred financing costs	(4,848)	(2,900)
Total long-term debt	280,152	264,997
Less current maturities	—	—
Long-term debt, net of current maturities	$280,152	$264,997

2029 Senior Notes

On July 11, 2024 (the “Closing Date”), the Company completed a private offering by its wholly-owned subsidiary, CPI CG Inc. (the “Issuer”), of $285.0 million aggregate principal amount of 10.000% Senior Secured Notes due 2029 (the “2029 Senior Notes”) and related guarantees at an issue price of 100%. The notes and related guarantees were offered and sold in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States to certain non-U.S. persons in compliance with Regulation S under the Securities Act.

Net proceeds from the 2029 Senior Notes, together with cash on hand, were used to redeem the entire principal balance of $267.9 million of 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”) as of the Closing Date, and to pay related fees, an early redemption premium of 2.156%, and other expenses. The early redemption premium paid is recorded in “Interest, net” on the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2024.

The 2029 Senior Notes mature on July 15, 2029. Interest is payable on the 2029 Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2025. The 2029 Senior Notes are guaranteed by the Company and its domestic subsidiaries (other than the Issuer), and are secured by substantially all of the assets of the Issuer and the guarantors, subject to customary exceptions. The Company may be required to make an offer to repurchase the 2029 Senior Notes, upon the occurrence of certain events including a change of control or certain asset sales. The 2029 Senior Notes also require the Company to comply with certain covenants limiting the ability of the Company and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of our restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates.

2029 ABL Revolver

On the Closing Date, the Company and CPI CG Inc. as borrower (the “Borrower”), entered into a credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “2029 ABL Revolver”) of up to $75.0 million (the “Maximum Revolver Amount”). The 2029 ABL Revolver is guaranteed by the Company and its subsidiaries (other than certain excluded subsidiaries), and is secured by substantially all of the assets of the Company, the Borrower and the subsidiary guarantors, subject to customary exceptions.

The 2029 ABL Revolver consists of revolving loans, letters of credit and swing line loans provided by lenders, with a sublimit on letters of credit outstanding at any time of $10.0 million. The 2029 ABL Revolver also includes an uncommitted accordion feature whereby the Borrower may increase the 2029 ABL Revolver commitment by an aggregate amount not to exceed $25.0 million, subject to certain conditions. The 2029 ABL Revolver matures on the earliest to occur of July 11, 2029 and the date that is 91 days prior to the maturity of the 2029 Senior Notes.

As of the Closing Date, the Borrower had $4.0 million of outstanding borrowings under a prior Credit Agreement with Wells Fargo Bank, N.A. entered into in March 2021 (the “2026 ABL Revolver”). The Company used initial borrowings under the 2029 ABL Revolver, together with cash on hand and proceeds under the notes, to repay in full and terminate the 2026 ABL Revolver and to pay related fees and expenses, and will use future borrowings for general corporate purposes.

Borrowings under the 2029 ABL Revolver bear interest at a rate per annum that ranges based on the applicable term secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus 1.50% to 1.75%, (subject, in each case, to a credit spread adjustment of 0.10%) based on the average daily borrowing capacity under the 2029 ABL Revolver over the most recently completed month. The unused portion of the 2029 ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily excess availability under the 2029 ABL Revolver over the immediately preceding month.

The 2029 ABL Revolver includes limitations on the Borrower’s ability to borrow in certain situations, including limitations based on the calculation of borrowing capacity and further limitations that are triggered if the amount available to borrow under the ABL Revolver is less than the greater of $7.5 million and 10% of the Maximum Revolver Amount. The borrowing capacity represents the net availability under the ABL Revolver and is calculated as the lesser of a) the total of certain eligible assets, including cash, accounts receivable and inventories, further reduced by stated contribution percentages and adjustments (the “Borrowing Base”) and b) the Maximum Revolver Amount. The Borrowing Base is further reduced by credit line reserves and letters of credit, as well as the loan ledger balance outstanding on the ABL Revolver. Additionally, commencing with the month immediately following a date on which borrowing capacity is below the greater of $7.5 million and 10% of the Maximum Revolver Amount and until such time that borrowing capacity equals or exceeds the greater of $7.5 million and 10% of the Maximum Revolver Amount for 30 consecutive days, the Company must maintain a fixed charge coverage ratio (as defined in the Credit Agreement for the ABL Revolver) of at least 1.00 to 1.00, calculated for the trailing 12 months, in order to borrow under the ABL Revolver.

The 2029 ABL Revolver contains covenants limiting the ability of the Company, the Borrower and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Borrower and its restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the respective agreements.

Deferred Financing Costs

Certain costs incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. As of September 30, 2024, the remaining unamortized debt issuance costs recorded on the 2029 Senior Notes were $4.8 million and are reported as a reduction to the long-term debt balance. The remaining unamortized debt issuance costs on the 2029 ABL Revolver were $1.5 million and are recorded as other assets (current and long-term) on the consolidated balance sheet as of September 30, 2024.

During the three months ended September 30, 2024, the Company recorded a $3.0 million loss on debt extinguishment relating to the unamortized deferred financing costs in connection with the redemption of the 2026 Senior Notes and the termination of the 2026 ABL Revolver.

9. Income Taxes

The Company’s effective tax rates on pre-tax income were (57.9)% and 37.7% for the three months ended September 30, 2024 and 2023, respectively, and 24.0% and 30.5% for the nine months ended September 30, 2024 and 2023, respectively. The benefit recognized for the three months ended September 30, 2024 and the decrease in the effective tax rate for the nine months ended September 30, 2024 related to increased deductibility of stock compensation realized upon certain stock option exercises and restricted stock unit vesting. The effective tax rate for the three and nine months ended September 30, 2023 was impacted by the limitation of executive compensation deductibility related to the former CEO’s retention agreement.

For the nine months ended September 30, 2024 and 2023, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	September 30,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	5.6	5.3
Valuation allowance	—	(1.1)
Permanent items (1)	2.1	6.0
Other (2)	(4.7)	(0.7)
Effective income tax rate	24.0%	30.5%

(1)	Includes the deductibility limitations on excess compensation.
(2)	The 2024 amount primarily relates to increased deductibility of stock compensation realized upon certain stock option exercises and restricted stock unit vesting.

10. Stockholders’ Deficit

Share Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expires on December 31, 2024.

During the nine months ended September 30, 2024, the Company repurchased 473,284 shares of its common stock at an average price of $18.16 per share, excluding commissions, or $8.6 million in aggregate, on a trade date basis. This amount includes 364,848 shares purchased from a stockholder that was part of our majority stockholder group at an average price of $18.09 per share, in accordance with the Stock Repurchase Agreements entered into with Tricor Pacific Capital Partners (Fund IV) US, LP (“Parallel49”). As of September 30, 2024, the Company had an authorized amount of $11.2 million remaining under the share repurchase plan.

Secondary Offering

On September 30, 2024, the majority stockholder group members Tricor Pacific Capital Partners (Fund IV), LP and Tricor Pacific Capital Partners (Fund IV) US, LP entered into an underwriting agreement for the sale of an aggregate of 1,380,000 shares of CPI common stock in a public offering. In conjunction with the Company’s initial public offering in October 2015, the Company entered into a registration rights agreement with its majority stockholder group whereby the Company is required to pay expenses incurred in an offering of shares of CPI common stock by the Company’s majority stockholder group other than underwriters’ fees, discounts, commissions, and certain transfer taxes.

The offering contemplated in the underwriting agreement closed on October 2, 2024, and total expenses to be paid by the Company on behalf of the majority stockholder group pursuant to the registration rights agreement for the offering were approximately $0.5 million. The Company did not sell any securities in the offering and did not receive any proceeds from the sale of the shares offered by the majority stockholder group.

11. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Shares excluded from the calculation of diluted earnings per share because their inclusion would be anti-dilutive were 5,728 and 160,384 for the three months ended September 30, 2024 and 2023, respectively, and 24,298 and 210,457 for the nine months ended September 30, 2024 and 2023, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$1,293	$3,857	$12,749	$21,253

Denominator:
Basic weighted-average common shares outstanding	11,107,126	11,432,794	11,141,264	11,418,372
Dilutive shares	765,657	395,022	715,140	443,496
Diluted weighted-average common shares outstanding	11,872,783	11,827,816	11,856,404	11,861,868

Basic earnings per share	$0.12	$0.34	$1.14	$1.86

Diluted earnings per share	$0.11	$0.33	$1.08	$1.79

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

13. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. Effective January 30, 2024, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the total number of shares of the Company’s Common Stock reserved and available for issuance thereunder by 1,000,000 shares, resulting in a total of 3,200,000 shares issuable under the Omnibus Plan. As of September 30, 2024, there were 935,337 shares of Common Stock available for grant under the Omnibus Plan.

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

As of September 30, 2024, there were 795,128 options outstanding at a weighted average exercise price of $20.62. No options were granted during the nine months ended September 30, 2024. Options have 7-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

During the nine months ended September 30, 2024, the Company granted 157,966 restricted stock units at a weighted average grant date fair value of $22.17, and as of September 30, 2024, there were 635,312 outstanding restricted stock units at a weighted average grant date fair value of $20.82.

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

As of September 30, 2024, the Company’s reportable segments were as follows:

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

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended September 30, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$99,755	$25,173	$—	$(177)	$124,751
Cost of sales	63,624	16,606	—	(177)	80,053
Gross profit	36,131	8,567	—	—	44,698
Operating expenses	9,096	1,456	16,348	—	26,900
Income (loss) from operations	$27,035	$7,111	$(16,348)	$—	$17,798

EBITDA by segment:
Income (loss) from operations	$27,035	$7,111	$(16,348)	$—	$17,798
Depreciation and amortization	2,198	1,061	894	—	4,153
Other income (expense)	31	(1)	(3,551)	—	(3,521)
EBITDA	$29,264	$8,171	$(19,005)	$—	$18,430

	Nine Months Ended September 30, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$283,348	$73,186	$—	$(1,029)	$355,505
Cost of sales	181,558	46,372	—	(1,029)	226,901
Gross profit	101,790	26,814	—	—	128,604
Operating expenses	26,612	4,049	51,091	—	81,752
Income (loss) from operations	$75,178	$22,765	$(51,091)	$—	$46,852

EBITDA by segment:
Income (loss) from operations	$75,178	$22,765	$(51,091)	$—	$46,852
Depreciation and amortization	6,585	2,827	2,806	—	12,218
Other income (expense)	(32)	(3)	(3,629)	—	(3,664)
EBITDA	$81,731	$25,589	$(51,914)	$—	$55,406

	Three Months Ended September 30, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$83,780	$22,335	$—	$(252)	$105,863
Cost of sales	55,399	14,564	—	(252)	69,711
Gross profit	28,381	7,771	—	—	36,152
Operating expenses	7,590	1,140	14,461	—	23,191
Income (loss) from operations	$20,791	$6,631	$(14,461)	$—	$12,961

EBITDA by segment:
Income (loss) from operations	$20,791	$6,631	$(14,461)	$—	$12,961
Depreciation and amortization	2,322	675	1,008	—	4,005
Other income (expense)	(27)	(2)	(24)	—	(53)
EBITDA	$23,086	$7,304	$(13,477)	$—	$16,913

	Nine Months Ended September 30, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales	$278,959	$63,286	$—	$(570)	$341,675
Cost of sales	179,356	42,818	—	(570)	221,604
Gross profit	99,603	20,468	—	—	120,071
Operating expenses	23,705	2,532	42,783	—	69,020
Income (loss) from operations	$75,898	$17,936	$(42,783)	$—	$51,051

EBITDA by segment:
Income (loss) from operations	$75,898	$17,936	$(42,783)	$—	$51,051
Depreciation and amortization	6,836	2,003	3,031	—	11,870
Other income (expense)	(1)	(1)	(243)	—	(245)
EBITDA	$82,733	$19,938	$(39,995)	$—	$62,676

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,293	$3,857	$12,749	$21,253
Interest, net	13,458	6,714	26,413	20,235
Income tax expense	(474)	2,337	4,026	9,318
Depreciation and amortization	4,153	4,005	12,218	11,870
EBITDA	$18,430	$16,913	$55,406	$62,676

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “affirm,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: a deterioration in general economic conditions, including inflationary conditions and resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; a disruption or other failure in our supply chain, including as a result of foreign conflicts and with respect to single source suppliers, or the failure or inability of suppliers to comply with our code of conduct or contractual requirements, or political unrest in countries in which our suppliers operate, or inflationary pressures, resulting in increased costs and inability to pass those costs on to our customers and extended production lead times and difficulty meeting customers’ delivery expectations; our failure to retain our existing customers or identify and attract new customers; our inability to recruit, retain and develop qualified personnel, including key personnel, and implement effective succession processes; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; system security risks, data protection breaches and cyber-attacks; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; our inability to develop, introduce and commercialize new products and services; the usage, or lack thereof, of artificial intelligence technologies; our substantial indebtedness, including inability to make debt service payments or refinance such indebtedness; the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our status as an accelerated filer and complying with the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting; disruptions in production at one or more of our facilities; problems in production quality, materials and process and costs relating to product defects and any related product liability and/or warranty claims; environmental, social and governance (“ESG”) preferences and demands of various stakeholders and our ability to conform to such preferences and demands and to comply with any related regulatory requirements; the effects of climate change, negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; damage to our reputation or brand image; disruptions in production due to weather conditions, climate change, political instability or social unrest; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; defects in our software and computing systems; our limited ability to raise capital; costs and impacts to our financial results relating to the obligatory collection of sales tax and claims for uncollected sales tax in states that impose sales tax collection requirements on out-of-state businesses or unclaimed property, as well as potential new U.S. tax legislation increasing the corporate income tax rate and challenges to our income tax positions; our inability to successfully execute on our divestitures or acquisitions; our inability to realize the full value of our long-lived assets; our inability to renew licenses with key technology licensors; the highly competitive, saturated and consolidated nature of our marketplace; costs and potential liabilities associated with compliance or failure to comply with regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; the effects of restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects on the global economy of ongoing foreign conflicts; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; risks associated with our significant stockholder group’s ownership of our stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of our significant stockholder group; the influence of securities analysts over the trading market for and price of our common stock; failure to meet the continued listing standards of the Nasdaq Global Market; the impact of stockholder activism or securities litigation on the trading price and volatility of our common stock; our inability to fully execute on our share repurchase program strategy; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholder group to change the composition of our board of directors; our ability to comply with a wide variety of complex laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings; and other risks that are described in Part I, Item 1A – Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 7, 2024, in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Trends and Uncertainties That May Affect our Financial Performance

We experienced reduced demand from some of our customers for certain products and services during 2023 and the nine months ended September 30, 2024, which impacted our financial and operating results. We believe the reduced demand was the result of economic and supply chain-related concerns, whereby certain customers increased their inventory of our products during 2022 and then focused on reducing their inventory levels in subsequent periods and may continue to further reduce their inventory levels before returning to normalized purchasing behavior.

Additionally, liquidity concerns in the banking and financial services industry led to takeover of some banking and financial institutions by industry regulators during this period, which also affected demand.

Although we believe the environment is improving and we experienced increased card volume sales and results in our Debit and Credit segment during the third quarter of 2024, we may experience reduced demand if any of the foregoing events continue or reoccur in the future.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations and comprehensive income for each of the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$69,648	$55,689	$13,959	25.1%	$191,650	$195,425	$(3,775)	(1.9)%
Services	55,103	50,174	4,929	9.8%	163,855	146,250	17,605	12.0%
Total net sales	124,751	105,863	18,888	17.8%	355,505	341,675	13,830	4.0%
Cost of sales (1)	80,053	69,711	10,342	14.8%	226,901	221,604	5,297	2.4%
Gross profit	44,698	36,152	8,546	23.6%	128,604	120,071	8,533	7.1%
Operating expenses	26,900	23,191	3,709	16.0%	81,752	69,020	12,732	18.4%
Income from operations	17,798	12,961	4,837	37.3%	46,852	51,051	(4,199)	(8.2)%
Other expense, net:
Interest, net	(13,458)	(6,714)	(6,744)	100.4%	(26,413)	(20,235)	(6,178)	30.5%
Loss on debt extinguishment	(2,987)	(25)	(2,962)	* %	(2,987)	(243)	(2,744)	* %
Other expense, net	(534)	(28)	(506)	* %	(677)	(2)	(675)	* %
Income before taxes	819	6,194	(5,375)	(86.8)%	16,775	30,571	(13,796)	(45.1)%
Income tax benefit (expense)	474	(2,337)	2,811	(120.3)%	(4,026)	(9,318)	5,292	(56.8)%
Net income	$1,293	$3,857	$(2,564)	(66.5)%	$12,749	$21,253	$(8,504)	(40.0)%

Gross profit margin	35.8%	34.1%			36.2%	35.1%

* Calculation not meaningful

(1)	For the three months ended September 30, 2024 and 2023, net sales and cost of sales each include $0.2 million and $0.3 million of intersegment eliminations, respectively. For the nine months ended September 30, 2024 and 2023, net sales and cost of sales each include $1.0 million and $0.6 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2024, compared to the corresponding periods in the prior year. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of operations and comprehensive income.

Net Sales:

Net sales increased for the three months ended September 30, 2024, primarily due to increased Products net sales driven by higher card volumes in our Debit and Credit segment, as well as higher Services net sales in both our Debit and Credit and Prepaid Debit segments.

Net sales increased for the nine months ended September 30, 2024, primarily due to higher Services net sales in our Prepaid Debit segment and higher personalization services net sales in our Debit and Credit segment, partially offset by decreased Products net sales driven by lower card volumes in our Debit and Credit segment.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin increased for the three and nine months ended September 30, 2024, primarily due to operating leverage from sales growth described above.

Operating Expenses:

Operating expenses increased for the three months ended September 30, 2024, primarily due to increased compensation-related expenses, including increased employee performance-based incentive compensation and executive severance, partially offset by decreased impacts from an executive retention agreement entered into with our former CEO in 2023.

Operating expenses increased for the nine months ended September 30, 2024, primarily due to increased compensation-related expenses, including increased employee performance-based incentive compensation, stock compensation, salary expense, and executive severance, partially offset by decreased impacts from an executive retention agreement entered into with our former CEO in 2023.

Interest, net:

Interest expense increased for the three and nine months ended September 30, 2024, primarily due to payment of an early redemption premium of $5.8 million related to the redemption of the $267.9 million 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”). Interest expense for the three months ended September 30, 2024 also increased due to the impact of the higher interest rates on the $285.0 million aggregate principal amount of 10.000% Senior Secured Notes due 2029 (the “2029 Senior Notes”) issued in July 2024 compared to the 2026 Senior Notes.

Loss on Debt Extinguishment:

During the three and nine months ended September 30, 2024, we recorded a $3.0 million loss on debt extinguishment relating to the unamortized deferred financing costs in connection with the redemption of the 2026 Senior Notes and the refinancing of our ABL Revolver Credit Agreement in July 2024.

Other Expense, net:

Other expense, net increased for both the three and nine months ended September 30, 2024, primarily due to expenses incurred related to a secondary offering of our common shares. See Note 10, “Stockholders’ Deficit” of the condensed consolidated financial statements for further information.

Income Tax Expense:

Our effective tax rates on pre-tax income were (57.9)% and 37.7% for the three months ended September 30, 2024 and 2023, respectively, and 24.0% and 30.5% for the nine months ended September 30, 2024 and 2023, respectively. The benefit recognized for the three months ended September 30, 2024 and the decrease in the effective tax rate for the nine months ended September 30, 2024 related to increased deductibility of stock compensation realized upon certain stock option exercises and restricted stock unit vesting. The effective tax rate for the three and nine months ended September 30, 2023 was impacted by limitation of executive compensation deductibility related to the former CEO’s retention agreement.

Segment Discussion

Debit and Credit:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales	$99,755	$83,780	$15,975	19.1%	$283,348	$278,959	$4,389	1.6%
Gross profit	$36,131	$28,381	$7,750	27.3%	$101,790	$99,603	$2,187	2.2%
Income from operations	$27,035	$20,791	$6,244	30.0%	$75,178	$75,898	$(720)	(0.9)%

Gross profit margin	36.2%	33.9%			35.9%	35.7%

Net Sales:

Net sales for Debit and Credit increased for the three months ended September 30, 2024, primarily due to higher volume of contactless cards, including eco-focused cards.

Net sales for Debit and Credit increased for the nine months ended September 30, 2024, primarily due to increased Services net sales, partially offset by a decrease in Products net sales. The increase in Services net sales was driven by higher personalization and Card@Once services. The decrease in Products net sales was driven by volume declines in contact-only EMV cards, partially offset by higher volumes of contactless cards and increased Card@Once printer sales.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Debit and Credit increased for the three and nine months ended September 30, 2024, primarily due to operating leverage from sales growth described above.

Income from Operations:

Income from operations for Debit and Credit increased for the three months ended September 30, 2024, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above, partially offset by increased compensation-related operating expenses. Income from operations for Debit and Credit was relatively consistent for the nine months ended September 30, 2024.

Prepaid Debit:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales	$25,173	$22,335	$2,838	12.7%	$73,186	$63,286	$9,900	15.6%
Gross profit	$8,567	$7,771	$796	10.2%	$26,814	$20,468	$6,346	31.0%
Income from operations	$7,111	$6,631	$480	7.2%	$22,765	$17,936	$4,829	26.9%

Gross profit margin	34.0%	34.8%			36.6%	32.3%

Net Sales:

Net sales for Prepaid Debit increased for the three and nine months ended September 30, 2024, primarily due to increased sales to existing customers of higher-priced packaging solutions.

Gross Profit and Gross Profit Margin:

Gross profit for Prepaid Debit increased for the three months ended September 30, 2024, primarily due to higher net sales. Gross profit margin was relatively consistent compared to the prior year period.

Gross profit and gross profit margin for Prepaid Debit increased for the nine months ended September 30, 2024, primarily due to higher net sales. Gross profit and gross profit margin in the prior year period were negatively impacted by expenses related to the implementation of a change in our production staffing model as we completed the transition of temporary worker positions to permanent employee positions.

Income from Operations:

Income from operations for Prepaid Debit increased for the three and nine months ended September 30, 2024, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(dollars in thousands)
Operating expenses	$16,348	$14,461	$1,887	13.0%	$51,091	$42,783	$8,308	19.4%

Operating Expenses:

Other operating expenses increased for the three and nine months ended September 30, 2024, primarily due to an increase in compensation-related expenses, including the factors discussed in consolidated “Operating Expenses” above.

Liquidity and Capital Resources

At September 30, 2024, we had $14.7 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven from net income and fluctuations in working capital. Our working capital fluctuates primarily due to the timing of tax payments, timing of receipts from customers, inventory purchases, share repurchases (including the repurchase of incremental shares from Parallel49), payments of employee incentive programs and interest payments on our outstanding Senior Notes, with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows through our operating subsidiaries. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels, and our senior secured revolving credit facility (the “2029 ABL Revolver”) with available borrowing capacity of $72.7 million as of September 30, 2024, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, share repurchases and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. These factors include, but are not limited to, changes in economic conditions, especially those impacting our customers, and the pricing, terms and availability of goods and services that we purchase, and financings that we enter into.

Cash Flows from Operating Activities

Cash provided by operating activities decreased for the nine months ended September 30, 2024 to $16.7 million from $22.3 million for the nine months ended September 30, 2023 primarily due to changes in working capital. Working capital changes included increased inventory purchases related to the capacity reservation agreement we entered into with one of our suppliers in 2022, incentives related to a customer contract entered into in the first quarter of 2024, and a $5.0 million payment pursuant to an agreement entered into on June 2, 2023 with the Company’s prior Chief Executive Officer, who departed in the first quarter of 2024, partially offset by lower employee performance-based incentive compensation payments in 2024 related to 2023 performance as compared to those made in 2023 related to 2022 performance. Additionally, we anticipate cash flows from operating activities to be negatively impacted in the fourth quarter of 2024 due to incentives related to the customer contract as described above.

Financing

As of September 30, 2024, we had the following outstanding borrowings:

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
2029 Senior Notes	$285,000	$—
2026 Senior Notes	—	267,897
Unamortized deferred financing costs	(4,848)	(2,900)
Total long-term debt	$280,152	$264,997

2029 Senior Notes

On July 11, 2024 (the “Closing Date”), we completed a private offering by our wholly-owned subsidiary, CPI CG Inc. (the “Issuer”), of $285.0 million aggregate principal amount of 10.000% Senior Secured Notes due 2029 and related guarantees at an issue price of 100%. The notes and related guarantees were offered and sold in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States to certain non-U.S. persons in compliance with Regulation S under the Securities Act.

Net proceeds from the 2029 Senior Notes, together with cash on hand, were used to redeem the entire principal balance of $267.9 million of 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”) as of the Closing Date, and to pay related fees, an early redemption premium of 2.156%, and other expenses. The early redemption premium paid is recorded in “Interest, net” on the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2024.

The 2029 Senior Notes mature on July 15, 2029. Interest is payable on the 2029 Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2025. The 2029 Senior Notes are guaranteed by us and our domestic subsidiaries (other than the Issuer), and are secured by substantially all of the assets of the Issuer and the guarantors, subject to customary exceptions. We may be required to make an offer to repurchase the 2029 Senior Notes, upon the occurrence of certain events including a change of control or certain asset sales.

2029 ABL Revolver

On the Closing Date, we and CPI CG Inc. as borrower (the “Borrower”), entered into a credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “2029 ABL Revolver”) of up to $75.0 million (the “Maximum Revolver Amount”). The 2029 ABL Revolver is guaranteed by us and our subsidiaries (other than certain excluded subsidiaries), and is secured by substantially all of the assets of the Company, the Borrower and the subsidiary guarantors, subject to customary exceptions.

The 2029 ABL Revolver consists of revolving loans, letters of credit and swing line loans provided by lenders, with a sublimit on letters of credit outstanding at any time of $10.0 million. The 2029 ABL Revolver also includes an uncommitted accordion feature whereby the Borrower may increase the 2029 ABL Revolver commitment by an aggregate amount not to exceed $25.0 million, subject to certain conditions. The 2029 ABL Revolver matures on the earliest to occur of July 11, 2029 and the date that is 91 days prior to the maturity of the 2029 Senior Notes.

As of the Closing Date, we had $4.0 million of outstanding borrowings under a prior Credit Agreement with Wells Fargo Bank, N.A. entered into in March 2021 (the “2026 ABL Revolver”). We used initial borrowings under the 2029 ABL Revolver, together with cash on hand and proceeds under the notes, to repay in full and terminate the 2026 ABL Revolver and to pay related fees and expenses, and will use future borrowings for general corporate purposes.

Borrowings under the 2029 ABL Revolver bear interest at a rate per annum that ranges based on the applicable term secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus 1.50% to 1.75%, (subject, in each case, to a credit spread adjustment of 0.10%) based on the average daily borrowing capacity under the 2029 ABL Revolver over the most recently completed month. The unused portion of the 2029 ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily excess availability under the 2029 ABL Revolver over the immediately preceding month.

The 2029 ABL Revolver includes limitations on the Borrower’s ability to borrow in certain situations, including limitations based on the calculation of borrowing capacity and further limitations that are triggered if the amount available to borrow under the ABL Revolver is less than the greater of $7.5 million and 10% of the Maximum Revolver Amount. The borrowing capacity represents the net availability under the ABL Revolver and is calculated as the lesser of a) the total of certain eligible assets, including cash, accounts receivable and inventories, further reduced by stated contribution percentages and adjustments (“Borrowing Base”) and b) the Maximum Revolver Amount. The Borrowing Base is further reduced by credit line reserves, letters of credit, as well as the loan ledger balance outstanding on the ABL Revolver. Additionally, commencing with the month immediately following a date on which borrowing capacity is below the greater of $7.5 million and 10% of the Maximum Revolver Amount and until such time that borrowing capacity equals or exceeds the greater of $7.5 million and 10% of the Maximum Revolver Amount for 30 consecutive days, the Company must maintain a fixed charge coverage ratio (as defined in the Credit Agreement for the ABL Revolver) of at least 1.00 to 1.00, calculated for the trailing 12 months, in order to borrow under the ABL Revolver.

Cash Priorities

Capital Expenditures

We primarily use cash in investing activities for capital expenditures. During the nine months ended September 30, 2024, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $4.2 million.

During 2023, we commenced work on relocating and modernizing our production facility in Indiana. We anticipate this project will extend into 2025. Total capital expenditures, net for this project are anticipated to increase cash used in investing activities and assets acquired under lease arrangements in 2025.

Share Repurchase Authorization and Activity

On November 2, 2023, our board of directors approved a share repurchase plan authorizing us to repurchase up to $20.0 million of our common stock, par value $0.001 per share. This authorization expires on December 31, 2024.

During the nine months ended September 30, 2024, we repurchased 473,284 shares of its common stock at an average price of $18.16 per share, excluding commissions, or $8.6 million in aggregate, on a trade date basis. This amount includes 364,848 shares purchased from a stockholder that was part of our majority stockholder group at an average price of $18.09 per share, in accordance with the Stock Repurchase Agreements entered into with Tricor Pacific Capital Partners (Fund IV) US, LP (“Parallel49”).

We had $11.2 million remaining in our share repurchase authorization as of September 30, 2024. We may purchase shares through open market purchases or through privately negotiated transactions, the extent and timing of which will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by us.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of September 30, 2024, the total projected principal and interest payments on our borrowings are $429.7 million, primarily related to the 2029 Senior Notes, of which $29.2 million of interest is expected to be paid in the next 12 months.

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

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of September 30, 2024, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting

Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, for which there were no material changes as of September 30, 2024, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Exchange Act of 1934) as of September 30, 2024, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

On December 6, 2023, the Company entered into a Stock Repurchase Agreement with Parallel49, which was one of the Company’s majority stockholders. The Company has agreed to purchase from Parallel49, and Parallel49 has agreed to sell to the Company, three times the number of shares of the Company’s common stock acquired by the Company in the open market from time to time from non-Parallel49 holders during the period commencing from the date of the agreement and ending on March 31, 2024 up to a maximum of 325,000 shares. Pursuant to this and a subsequent stock repurchase agreement, the Company repurchased 364,848 shares at an average price of $18.09 per share between April 5, 2024 and September 30, 2024.

The following table sets forth share repurchases for each of the three months of the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1 - 31	120,534	$18.23	120,534	$11,154
August 1 - 31	—	$—	—	$11,154
September 1 - 30	—	$—	—	$11,154
Total	120,534	$18.23	120,534

(a) Reflects shares repurchased and retired under the 2023 repurchase authorization and the stock repurchase agreements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and nine months ended September 30, 2024, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

Our proxy statement for the 2024 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on April 29, 2024, contained a typographical error in the section entitled “Stockholder Proposals for 2025 Annual Meeting of Stockholders” solely related to the date by which a stockholder must provide notice to the Company to present proposals at the Company’s annual meeting of stockholders in 2025 pursuant to Rule 14a-8 under the Exchange Act. The reference to the date December 12, 2024 should have instead referenced December 30, 2024.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1

Indenture, dated as of July 11, 2024, by and among CPI CG Inc., as issuer, CPI Card Group Inc., as a guarantor, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2024).

4.2

Form of 10.000% Senior Secured Notes due 2029 (included as Exhibit A to the Indenture in Exhibit 4.1 referenced herein, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2024).

10.1

Credit Agreement, dated as of July 11, 2024, among CPI Card Group Inc., CPI CG Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2024).

10.2

Guaranty and Security Agreement, dated as of July 11, 2024, among CPI Card Group Inc. and certain of its subsidiaries from time to time party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 11, 2024).

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

CPI CARD GROUP INC.
November 5, 2024	/s/ John Lowe
John Lowe
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2024	/s/ Jeffrey Hochstadt
Jeffrey Hochstadt
Chief Financial Officer
(Principal Financial Officer)

May 7, 2024
November 5, 2024	/s/ Donna Abbey Carmignani
Donna Abbey Carmignani
Chief Accounting Officer
(Principal Accounting Officer)