Form 10-K
period 2024-12-31
CPI Card Group Inc.
filed 2025-03-04
CIK 1641614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates was $129.2 million on June 30, 2024 computed based on the closing price of the registrant’s common stock of $27.25 as reported on the Nasdaq Global Market on that date.

As of February 27, 2025, the number of shares outstanding of the registrant’s common stock was 11,240,507.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These risks and uncertainties include, but are not limited to: (i) risks relating to our business and industry, such as a deterioration in general economic conditions, including due to inflationary conditions, resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our failure to retain our existing key customers or identify and attract new customers; the highly competitive, saturated and consolidated nature of our marketplace; our inability to develop, introduce and commercialize new products and services, including due to our inability to undertake research and development activities; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner or at all; system security risks, data protection breaches and cyber-attacks; the usage, or lack thereof, of artificial intelligence technologies; disruptions, delays or other failures in our supply chain, including as a result of inflationary pressures, single-source suppliers, failure or inability of suppliers to comply with our code of conduct or contractual requirements, trade restrictions, tariffs, foreign conflicts or political unrest in countries in which our suppliers operate, and our inability to pass related costs on to our customers or difficulty meeting customers’ delivery expectations due to extended lead times; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; defects in our software and computing systems; disruptions in production at one or more of our facilities due to weather conditions, climate change, political instability, or social unrest; problems in production quality, materials and process and costs relating to product defects and any related product liability and/or warranty claims and damage to our reputation; our inability to recruit, retain and develop qualified personnel, including key personnel, and implement effective succession processes; our substantial indebtedness, including the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our inability to make debt service payments or refinance such indebtedness; our inability to successfully execute on acquisitions or divestitures or strategic relationships; our status as an accelerated filer and complying with the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting and risks relating to investor confidence in our financial reporting; environmental, social and governance (“ESG”) preferences and demands of various stakeholders and the related impact on our ability to access capital, produce our products in conformity with stakeholder preferences, comply with stakeholder demands and comply with any related legal or regulatory requirements or restrictions; negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; damage to our reputation or brand image; the effects of climate change on our business; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our inability to renew licenses with key technology licensors; our limited ability to raise capital, which may lead to delays in innovation or the abandonment of our strategic initiatives; costs and impacts related to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers; our inability to realize the full value of our long-lived assets; costs and potential liabilities associated with compliance or failure to comply with laws and regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; the effects of trade restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects ongoing foreign conflicts on the global economy; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; (ii) risks relating to ownership of our common stock, such as those associated with concentrated ownership of our stock by our significant stockholders and potential conflicts of interests with other stockholders; the impact of concentrated ownership of our common stock and the sale or perceived sale of a substantial amount of common stock on the trading volume and market price of our common stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of or were nominated by our significant stockholders; the influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock; the impact of stockholder activism or securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholders to change the composition of our board of directors; and (iii) general risks, such as relating to our ability to comply with a wide variety of complex evolving laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings and the adequacy of our insurance policies; and other risks that are described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

As used herein, “CPI,” “the Company,” “we,” “our” and similar terms refer to CPI Card Group Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

CPI is a payments technology company providing a comprehensive range of payment cards and related digital solutions. We are a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and Software-as-a-Service-based (“SaaS-based”) instant issuance services. We are also a market leader in the production of “Prepaid Debit Cards,” which we define as debit cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®) but not linked to a traditional bank account, and related secure packaging solutions. We serve thousands of customers through direct and indirect sales channels and have maintained long-standing relationships with our top customers.

The foundation of our strong market position is our focus on customer service, quality and innovation and our comprehensive offering of payment card solutions. Our solutions provide a full suite of products and services required to produce, personalize and fulfill payment cards, while maintaining the security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing design and production with an end-to-end offering of data personalization and services that are integrated within our customers’ operations and require process and/or technology integration, such as secure data links to transfer highly sensitive cardholder information. These services are important to many of our customers not just for the payment cards themselves but as an essential element in utilizing them as part of their overall branding and marketing initiatives.

The U.S. payment card solutions market in which we operate has experienced growth in cards-in-circulation over a long-term period, driven by new account openings by legacy issuers and new entrants to the payment card market, such as financial technology companies (“fintechs”) and others. The U.S. payment card solutions market is characterized by users (primarily U.S. consumers) maintaining multiple payment cards and by historically stable and recurring revenue driven by the continuous reissuance of debit and credit cards due to card expiration, re-branding, and card replacement activity, and by U.S. consumers switching from one financial institution to another.

Our revenues are primarily generated from the production of and services related to secure debit and credit cards that are issued on the networks of the Payment Card Brands, including Prepaid Debit Cards. Our business consists of the following reportable segments:

●	Debit and Credit: primarily produces secure debit and credit cards and provides card services for U.S. card-issuing financial institutions. Services include personalization; instant issuance, which provides customers the ability to issue an instant personalized debit or credit card on-demand within a customer location; and other payment solutions such as digital push provisioning for mobile wallets;
●	Prepaid Debit: primarily provides secure packaging solutions, Prepaid Debit Cards, and other integrated prepaid card services to prepaid program managers in the U.S.; and
●	Other: primarily corporate expenses.

For additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 17 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Our Strategy

Our vision is to be the most trusted partner for innovative payments technology solutions. We aim to expand our addressable market over the long term through diversification by adding adjacent product and service offerings, including additional digital solutions, for our extensive customer base, and by leveraging our existing solutions for new customer verticals. We have initiated the expansion of our offerings to customers in non-traditional industry verticals, such as the sale of our card solutions to the healthcare and gig economy verticals, which has already expanded our addressable markets. We also believe our digital SaaS-based instant card issuance solution could be utilized by certain businesses outside of the financial services industry.

To achieve our objectives, we aim to prioritize four strategic pillars:

●	Customer Focus: Listen to the voice of our customers and provide outstanding support and partnership;
●	Quality and Efficiency: Deliver high-quality solutions and drive continuous improvement;
●	Innovation and Diversification: Develop innovative, market-leading differentiated solutions that create competitive advantages for our customers and diversify our offerings to accelerate growth and balance risk; and
●	People and Culture: Promote a values-driven work environment to ensure our people are safe, productive and empowered to serve our customers and each other.

By helping our customers elevate their customers’ experience, we foster compelling connections between people and technology through traditional and next-generation solutions that build brands and enhance people’s everyday lives. For both our traditional business and our market expansion opportunities, we believe we are well-positioned for success given our history of innovation and ability to evolve with the needs and expectations of our customers.

Our Solutions

Debit and Credit Payment and Other Cards

We differentiate from other providers by focusing on high-quality, innovative payment cards. For many customers, we pair card design and production with an end-to-end offering of data personalization and services that are integrated within our customers’ operations. In addition to providing payment solutions to typical financial institution and fintech payment card issuers, we also produce payment and other cards for healthcare payments, entertainment venues, government disbursements, transit services, and other industries.

We primarily produce contact and contactless cards that are issued on the networks of the Payment Card Brands. Contact cards feature an integrated circuit that interfaces with a payment terminal over a contact plate on the surface of the card when inserted into an enabled payment terminal. We also produce contactless cards (also known as dual interface cards), which share the functionality of a contact card but also have a radio-frequency identification (“RFID”) antenna that utilizes near field communications (“NFC”) technology to allow transactions to process on a contactless basis when the card is brought within the requisite proximity to an NFC-enabled payment terminal. Contactless cards have increased as a percentage of sales versus contact cards for both CPI and the wider U.S. industry.

We believe we are a leading provider of eco-focused card solutions in the U.S. payments market. Dependent upon design and card construction, our Second Wave® and Earthwise® eco-focused cards incorporate various types and amounts of upcycled material, including recycled ocean-bound plastic (“ROBP”) and recycled PVC. Cards in our eco-focused portfolio have been approved by two of the major Payment Card Brands. These solutions aim to satisfy increasing U.S. cardholder demand for more environmentally friendly products and help support our and our customers’ environmental objectives. We also have a variety of metal card offerings that we produce as contact or contactless depending on the needs of our customers.

We also produce non-chip cards that only utilize magnetic stripes, contactless payment and non-payment cards that utilize NFC technology, and cards that include both magnetic stripes and NFC technology.

Card Data Personalization and Fulfillment

We facilitate the issuance and distribution of payment cards to consumers for the majority of our U.S. customers. We offer a variety of data personalization and mailing solutions for both daily and bulk mail programs.

Our customers provide us with data, in many cases through technology integrations, that we use to personalize payment cards to individual consumers. We provide data preparation and personalization solutions for debit, credit and Prepaid Debit Cards. Our technology-driven personalization services provide a wide range of customization options using advanced processes to encode, program, and emboss or print data, such as the cardholder’s name and account number. In addition, we provide data preparation services related to the embedded chips within payment cards.

In certain cases, we prepare customized mailers to deliver cards to individual cardholders. We are also able to personalize payment cards and related collateral on a one-by-one, on-demand basis for our customers, enabling individualized offerings in an expedited manner. Our service offering includes online ordering of a customized payment card through a program manager, with direct fulfillment to a consumer.

We believe our breadth, quality, and speed of personalization solutions further differentiates us with our financial institution and prepaid program manager customers and enables us to access additional business-to-business and business-to-consumer verticals such as healthcare, gig economy payment, corporate incentives, government disbursement, benefits, insurance, tax refund, transit, payroll and others.

SaaS-based Instant Card Issuance and Other Digital Solutions

We provide a comprehensive solution that makes it easy for our customers to issue payment cards in a customer location and on-demand. Our proprietary and patented SaaS-based Card@Once® instant issuance system and personalization solution offers a faster delivery of payment cards by our customers to their consumers, typically within a few minutes.

Our Card@Once software solution transfers data from our servers to encode a contact or contactless card and personalizes the card on a hardware solution placed in our customer’s location. This process results in the issuance of a completely personalized, permanent debit or credit card to individual cardholders within a customer’s location. These processes are audited for Payment Card Industry (“PCI”) Security Standards Council data security standards compliance annually. Our Card@Once solution generates both initial sales revenue for the hardware and recurring revenue from the sale of cards, card personalization and consumables. We have increased installations of our instant issuance solution from approximately 11,000 customer locations in 2019 to more than 16,000 in 2024.

We also have the ability to provide other digital solutions, including digital push provisioning, which allows our customers to push card credentials to a cardholder’s mobile wallet, and digital cards. Although revenues for these additional digital solutions have been insignificant to date, we believe these solutions have the opportunity to grow in the future. In 2024, we expanded our digital solution offerings by entering into a strategic relationship with a third-party to resell credit and debit card fraud prevention services. We believe we are well positioned to expand our digital solutions offerings to our customers through technology integrations with certain financial institution platform providers, card processors, core banking systems, and mobile banking app providers. Many of these integrations have been developed over time to support the reselling of personalization services through our digital SaaS-based instant issuance solution. We believe these technology integrations could enable us to provide additional digital solutions to our customers, including our digital push provisioning service as a complement to physical cards. Digital solutions often require upfront investment and additional integration but have the potential to deliver incremental revenue and increased margins over time.

Prepaid Debit Cards and Related Tamper-Evident Secure Packaging Solutions

CPI is a trusted and significant supplier of Prepaid Debit Cards and related secure packaging solutions in the U.S. We believe our solutions in this market are differentiated by our capabilities to provide custom solutions related to features such as security, aesthetics, and the use of eco-focused materials, and by our large volume capacities. We also offer specialized and innovative tamper-evident secure packaging solutions aimed at reducing fraud.

Our customers include some of the largest prepaid program managers in the U.S., with whom we have built joint processes over many years, utilizing technology in certain instances, to facilitate the exchange of critical data such as information used to print and encode card number, expiration, and security codes. Prepaid program managers sell the cards and related packages we produce to retail channels, including national big box, grocery, and convenience/gas retailers, and others in various industries. For prepaid cards sold through retail, the relationships and processes we developed allow us to provide activation data, including information printed on the packaging which transacts with the retailer’s point of sale system to activate cards for use. In certain cases, we also manage the fulfillment of fully completed Prepaid Debit Card packages to retail locations on behalf of our customers.

Our prepaid solutions include open-loop general purpose reloadable cards that are issued on the networks of the Payment Card Brands, retail gift cards that can be utilized for purchases on an open or closed-loop network, and Restricted Authorization Network prepaid cards designed for a unique set of merchants. These cards typically utilize magnetic stripes to facilitate payment transactions, but in certain instances cards may use bar codes and contact chips. The cards we produce are offered in a variety of treatments, substrates, finishes, and packaging options focused on both security features and card and package design, and we have teams that consult regularly with our customers to create advanced solutions to address their needs.

Our Competitive Strengths

●	Strong Market Position. Our vision is to be our customers’ partner of choice by providing market-leading, high-quality payment solutions and customer service and delivering continuous innovation. We believe these efforts have resulted in CPI gaining estimated overall U.S. market share over the last several years. We believe our long-term customer relationships, comprehensive end-to-end card solutions, including eco-focused solutions, and capabilities such as our Card@Once instant issuance solution have contributed to these gains with issuers of secure credit and debit cards in the United States. We have also established a leading market position in the U.S. prepaid debit market, built on high-quality services, innovative tamper-evident secure packaging solutions aimed at reducing fraud and driving shelf appeal, and reliable delivery to our customers.
●	Long-Term Customer Relationships. We have long-standing, trust-based relationships with customers and have collaborated with our top 10 customers for more than 10 years, on average. We strive to put our customers at the center of everything we do. Our customer relationships generally involve the handling of sensitive information and require process and/or technology integration. As a result, our customers often view CPI as a partner they can trust and that can deliver the highest quality products and customer service.
●	Comprehensive End-to-End Card Solutions. The foundation of our strong market position with our small to mid-sized financial institution and fintech customers is our comprehensive end-to-end payment card solutions. Our solutions provide a full suite of products and services required to produce, personalize and fulfill payment cards, while maintaining the security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing design and production with an end-to-end offering of data personalization and services that are integrated within our customers’ operations and in certain cases utilize data links to transfer highly sensitive cardholder information. Such services are important to many of our customers not just for the payment cards themselves but as an essential element in utilizing them as part of their overall branding and marketing initiatives. We believe that our comprehensive solutions allow many of our customers to choose a single, trusted partner to address their card program needs in a cost-effective manner instead of managing multiple suppliers across a complex value chain.
●	Payment Card Capabilities, Industry Experience, and Proprietary and Patented Solutions. Over the course of our long operating history, we have developed technological, engineering and operational expertise that we believe has made us a leader in our industry, including expertise with respect to complying with global technical standards for smart payment cards. We continuously work to enhance our offerings and to create and deliver next-generation products and solutions that meet the demands of the marketplace and our customers. Our eco-focused cards, including Second Wave cards featuring a core made with recovered ocean-bound plastic and Earthwise cards made with upcycled plastic, address customer demands for more eco-focused card options. Our expanding digital offerings include Card@Once, a proprietary and patented instant card issuance system and SaaS-based solution. We believe that our technological and operational capabilities, combined with our continuous innovation, gives us a competitive advantage.
●	Integrations with the U.S. Payments Eco-system. We have developed and continue to expand technology integrations with certain financial institution platform providers, card processors, core banking systems, and mobile banking app providers. We have been implementing these integrations for more than 10 years to support the reselling of personalization services through our digital SaaS-based instant issuance solution. We believe these technology integrations could enable us to provide additional digital services to customers, including our digital push provisioning service as a complement to physical cards.
●	Network of High-Security Facilities. Each of our high-security facilities is audited for compliance with the PCI Security Standards Council by one or more of the Payment Card Brands, forming a network of compliant facilities in the United States. The Payment Card Brands’ attestations of compliance allow us to produce cards bearing these brands and provide relevant card services for our customers. These audit processes are long and complex, and our facilities and systems must comply with strict standards of security in order to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the complexity and investment needed to obtain and retain these compliance designations serves as a barrier to new entrants into our market.
●	Experienced Leadership Team. We have an experienced leadership team focused on serving customers, driving innovation, generating efficient production and services processes, ensuring accountability, delivering timely and high-quality results, and generating long-term value for our stockholders.

Customers

We have developed long-lasting relationships with our customers by working together to enhance payment card programs and by providing innovative, high-quality solutions and customer service. We primarily sell in the U.S. market and our diverse customer base includes some of the largest issuers of secure credit and debit cards, the largest prepaid program managers, major financial institution platform providers and card processor organizations, leading fintechs, thousands of small to mid-sized financial institutions, and others.

Solutions for customer segments in our traditional markets include:

●	Large card issuers (defined as the top 10 card issuers in the United States based on an average of cards issued during the past three years): secure debit and credit cards;
●	Small to mid-sized financial institutions: secure debit and credit cards, card personalization services, instant card issuance, and other payment solutions including digital solutions. The small to mid-sized financial institutions market segment includes regional banks, independent community banks, credit unions, and others and is often served by us through Resellers. We define “Resellers” as financial institution platform providers and card processor organizations that assist financial institutions with their core banking operations, including management of their credit and debit card programs;
●	Fintechs: secure debit and credit cards and card personalization services;
●	Prepaid program managers: Prepaid Debit Cards, secure packaging solutions and other integrated prepaid card services. These prepaid program managers resell to their customer base which represents a significant number of U.S. distribution points, such as retail channels including national big box, grocery, and convenience/gas retailers, and others in various industries, and assist with the management and operations of their customers’ Prepaid Debit Cards programs; and
●	Other: payment and non-payment cards for healthcare providers, entertainment venues, government disbursements, transit services and others.

CPI had one customer that accounted for 10% or more of its net sales in 2024. Net sales from this customer were approximately 18% of total net sales for the year ended December 31, 2024, and we have been serving this customer for nearly 20 years. Although our direct relationship is with this customer, this customer resells our services to a large number of indirect customers. Nearly two-thirds of our net sales for the year ended December 31, 2024 were from our top 10 customers, whom we have been serving for an average of more than 10 years. The majority of these sales are from Resellers, who provide our products and services to thousands of indirect customers. Through our direct and indirect customer relationships, a majority of our annual net sales in our Debit and Credit segment are derived from small to mid-sized financial institutions and fintechs. Individually, many of these customers, including independent community banks and credit unions, represent minor amounts of our annual net sales.

We typically enter into master purchase or service agreements that govern the general terms and conditions of our commercial relationships. We then enter into a purchase order or other short-term arrangement that defines the quantities of products to be delivered or services rendered and other terms specific to the order, as appropriate. In most cases, our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis.

Production

We have a network of high-security facilities that we leverage to fulfill customer orders, with an array of products and services available to our customers. We have attempted to design our facilities and operating processes to provide exceptional service to all customers, with capabilities to execute high-volume and lower-volume production runs and on-demand solutions.

As of December 31, 2024, we operated facilities comprising approximately 400,000 square feet in the United States, with the majority of the space dedicated to payment card production, personalization services, card packaging and fulfillment services. We are also in the process of constructing a new facility in Fort Wayne, Indiana, pursuant to a build-to-suit lease agreement, to which we intend to relocate our current Indiana operations. This new facility is intended to modernize our operations, increase efficiencies and provide additional capacity and capabilities to accommodate future growth. See Part I, Item 2, Properties in this Annual Report on Form 10-K for information on the operations of each facility.

We rely on secure ground and air freight to deliver finished products to our customers. Due to the high-security nature of the payment card products we provide to our customers, certain products must be shipped to these customers via a secure method, such as armored vehicle. With respect to customers for whom we fulfill individual and personalized debit and credit cards, we primarily utilize the U.S. postal service and other express shipping services to deliver these cards directly to individual cardholders. For other customers, we deliver our products via regular ground and air freight.

In addition, we seek to embrace practices and solutions at our facilities designed to limit our impact on the environment, preserve natural resources and create innovative and responsible products. Our key areas of focus in this area include incorporating environmental sustainability practices when feasible in alignment with our business model, values and customer needs; engaging employees; and communicating and promoting our commitment and contribution to more sustainable practices and products.

Sales and Marketing

We market ourselves as a leader and trusted partner in payments, seeking to meet or exceed the needs of our customers through high quality, flexibility, and meaningful, innovative products at value-driven pricing. We strategize and collaborate with our customers to bring them valuable and innovative solutions. We have sales representatives, customer relationships and partners that provide a wide geographic reach across the United States to sell and market our solutions. Our sales representatives offer complete end-to-end solutions that incorporate the full spectrum of our products and services from concept to delivery.

Our sales and marketing strategy is focused on strengthening our relationships with existing customers through a consultative approach that includes cross-selling expanded services and sharing expertise to enhance customers’ card programs. Our marketing efforts focus on the needs of our specific types of customers and leverage the strength of our full-service offerings to attract new customers. By tailoring our marketing strategy to different customer segments, we are able to provide relevant targeted solutions to meet our customers’ individual needs. We use an array of marketing communications and thought leadership across various industry publications, editorial white papers, case studies, conferences and trade shows, print and digital advertisements, educational webinars, podcasts, and blogs to introduce our existing customers and new customers to innovations in the payments market. We also strive to develop new or enhanced products by innovating through research and development activities. We believe these efforts drive customer retention and satisfaction and attract new customers.

Competition

The market for products and services in the payment card industry is highly competitive. Competitive factors for our business include product quality, customer service, innovation, product line comprehensiveness and integration, timely introduction of new products, features and capabilities, and price. Although our company is smaller in size than the corporations that own some of our key competitors, we believe that our size and payment card related focus allow us to be more flexible and responsive to our customers’ needs.

We believe we are in competition with other card producers, card personalization service providers, card packaging providers, and others that provide technology and digital solutions related to payment cards, such as ABCorp, Arroweye, CompoSecure L.L.C., Entrust, FIS, Fiserv, Giesecke & Devrient GmbH, HID Global, IDEMIA, Perfect Plastic Printing, Thales, Travel Tags, and WestRock (Multi Packaging Solutions), among others.

Certain of these competitors are global conglomerates that possess substantially greater financial, sales and marketing resources than we do and can offer additional integrated products and solutions.

In addition, certain existing and potential customers have the ability to produce and/or personalize debit and credit payment cards in-house. Accordingly, we compete with certain of our customers, including those that offer transaction processing products and services to financial institutions.

Suppliers

Our general procurement philosophy is to prevent or avoid being dependent on a single-source supplier. We believe we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them. However, certain components are only available from a single supplier, or substituting a component from a different supplier may require additional time and investment. Some of the most important components of our products include the microchips and antennas for our card products. Our main suppliers of microchips and antennas include three leading international producers with locations in Germany, Thailand, and Singapore, some of which source materials from Taiwan. For the year ended December 31, 2024, approximately 95% of our purchased microchips and antennas came from these three main suppliers, and approximately 78% came from one supplier, including most of our contactless chips. The other key components for our products are substrates and inlays. Our Second Wave payment cards feature a core made with ROBP, which we either have sourced or currently source from suppliers in Haiti and Thailand.

We monitor supply-chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation, resiliency and price. In 2022 in order to fulfill the demands of our customers and to mitigate the impact of supply chain shortages, we entered into a capacity reservation agreement with one of our chip suppliers to reserve production supply capacity. Under the agreement, we agreed to pay certain fees in exchange for the supplier’s commitment to reserve capacity to produce a set quantity of chips from 2023 through 2026, subject to certain conditions, and we have committed to purchase those chips. The total value of our commitment is approximately $190.0 million over the term of the agreement. As of December 31, 2024, the remaining commitment was $62.0 million.

Intellectual Property

We own, control or license various intellectual property rights, such as patents, trade secrets, confidential information, trademarks, service marks, tradenames, copyrights and applications. We are party to certain patent cross-license arrangements with industry participants and may, from time to time, enter into similar commercial agreements we consider necessary or beneficial for our business.

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards to protect our intellectual property throughout the world. As of December 31, 2024, we had 66 U.S. and foreign trademark registrations and applications, 63 existing U.S. patents, 50 existing foreign patents, as well as 34 pending U.S. and foreign patent applications. Our U.S. and foreign patents and applications have an average remaining maturity of approximately 12 years, and our trademarks will be due for renewal for additional ten-year periods on an ongoing basis.

Regulation

Privacy and Data Security

In the course of our business, we receive personally identifiable information of cardholders from our customers, either from a financial institution or through a Reseller. Such information can include names, email and physical addresses, card account numbers and expiration dates. As a service provider to financial institutions in the United States, we are subject to certain Federal Trade Commission requirements, certain privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy statutes and regulations, certain of the PCI Security Standards Council’s requirements and the Health Insurance Portability and Accountability Act (“HIPAA”), each of which is subject to change at any time. Outside of the United States, we are subject to privacy laws and regulations of certain countries and jurisdictions. The interpretation and application of privacy and data protection laws are often uncertain and in a state of flux. Furthermore, many of our customers are subject to privacy and data protection laws, and our customers often impose contractual obligations on us related to their obligations. In order to comply with our obligations under applicable privacy laws and regulations and our contractual agreements with our customers, we are required to implement adequate policies and safeguards to protect the privacy of personally identifiable information we receive.

Under the PCI Security Standards Council’s requirements, we must meet certain security standards in order to achieve compliance that allows us to produce and personalize debit and credit cards issued on the Payment Cards Brands’ networks. These standards include extensive requirements with respect to the physical characteristics of our facilities, as well as our utilization and digital storage of cardholder data. We believe that we have developed significant expertise in achieving and maintaining compliance with the requirements from the Payment Card Brands, and have invested, and will continue to invest, significant capital to achieve and retain compliance, which is regularly verified by both the Payment Card Brands and our customers. We believe the complexity involved and investment needed to obtain and retain these compliance designations may serve as a barrier to new entrants into our market.

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

Financial Services

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks and credit unions. However, as a provider of products and services to these financial institutions, our operations may be examined by various state and federal regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal inter-agency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution customers to include certain provisions in their contracts with service providers like us and to conduct ongoing monitoring and risk management for third party relationships. In addition, we engage independent auditors annually to review certain of our operations to provide internal control evaluations for our customers’ auditors.

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

The Dodd-Frank Wall Street Reform and Protection Act (the “Dodd-Frank Act”) set forth substantial reforms to the supervision and operation of the financial services industry, including the establishment of the Consumer Financial Protection Bureau (“CFPB”), which has broad supervisory, enforcement and rulemaking authority over consumer financial products and services. In certain circumstances, the CFPB has examination and supervision powers with respect to service providers who provide a material service to a covered financial institution offering consumer financial products and services, including service providers like us. Any new rules or regulations implemented by the CFPB or pursuant to the Dodd-Frank Act that are applicable to us or our customers’ businesses, or any adverse changes thereto, could increase our cost of doing business, require us to implement new or modified compliance processes or procedures or limit our current offerings.

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

Human Capital

Our leadership team has significant experience in the payment card industry, and many of our employees possess specialized career-long expertise and knowledge. Our compensation programs are designed to attract and retain individuals with the unique skill sets that are fundamental to our business. We provide our employees with competitive salaries and incentives, access to health insurance and paid time off, in addition to other benefits. As part of our promotion and retention efforts, we also invest in ongoing leadership development and conduct employee surveys to measure employee engagement and identify areas of focus.

Employee health and safety in the workplace is one of our core values. The health and safety of our employees has remained paramount, and we have adapted our health and safety procedures and protocols as necessary to foster a safe working environment. We maintain a combination of on-site and remote employees in our workforce.

We are committed to equal employment opportunity, inclusion and belonging, through which we promote honest, ethical and respectful conduct. Our Code of Business Conduct and Ethics sets the standards for appropriate behavior, and employees are required to follow these standards and participate in related training. We encourage employees to bring forward issues and concerns. In addition, we periodically analyze our employment procedures and pay practices to help ensure individuals are provided with equal employment opportunities and equitable pay. We also focus on a variety of community initiatives to enhance the lives of people in the communities where we operate through volunteerism, charitable giving and economic support.

As of December 31, 2024, approximately 1,500 people were employed by CPI, of which nearly half are women and approximately 60% identify as being within a minority category. Approximately 73% of our full-time employees are production and service facility staff. None of our employees are represented by labor unions. We believe that our relations with our employees are positive.

Available Information

We are a Delaware corporation and were initially formed as CPI Holdings I, Inc. in June 2007 and changed our name to CPI Card Group Inc. in August 2015. Our principal executive offices are located at 10368 West Centennial Road, Littleton, CO 80127, telephone (720) 681-6304. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” portion of our website (www.cpicardgroup.com), as soon as reasonably practical after they are filed with, or furnished to, the SEC. Our website and the information contained on that site, or connected to that site, are not incorporated into and are not a part of this report. The SEC also maintains a website (www.sec.gov), which contains reports and information statements, and other information filed electronically with the SEC.

We qualify as a smaller reporting company in accordance with Rule 12b-2 under the Exchange Act and have elected to follow certain of the scaled back disclosure accommodations within this Annual Report on Form 10-K.

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

Risk Factors Summary

Risks Relating to our Business and Industry

●	A deterioration in general economic conditions, including due to inflation-related challenges, resulting in reduced consumer confidence and consumer and business spending and decreased demand for our products.
●	The unpredictability of our operating results due to the varying cyclicality of the financial card and electronic payment industries, changes in customer inventory management practices, capital requirements, competition, new product developments, technological changes and other factors.
●	Failure to retain existing key customers and attract new customers due to competitive products, pricing pressures, extended production lead times, financial health of our customers and macroeconomic conditions affecting our industry or our customers.
●	The highly competitive, saturated and consolidated nature of our marketplace.
●	Our inability to develop new or enhanced products and services, including due to our inability to undertake time-consuming and costly research and development activities.
●	The widespread adoption of technological changes, new products or industry standards, such as digital payment systems or mobile payments, which may render our products obsolete or irrelevant, and our failure to develop, introduce and commercialize innovative products to address the evolving needs of our customers in a timely manner or at all.
●	A cyber-attack or breach of our information technology systems resulting in losses of our intellectual property and/or sensitive cardholder data, harm to our competitive position and a loss of customer trust and confidence, and, as threats evolve, the necessity to invest in significant additional resources to enhance our information security and controls.
●	The usage, or lack thereof, of artificial intelligence technologies.
●	Disruptions, delays or other failures in our supply chain, including due to increased costs and inflationary pressures in our supply chain, single-source suppliers, or the failure or inability of our suppliers to comply with our codes of conduct or contractual requirements, trade restrictions, tariffs, foreign conflicts or political unrest in countries in which our suppliers operate, and our inability to pass related costs on to our customers or difficulty meeting customers’ delivery expectations due to extended lead times.
●	Any interruption of our information technology systems, including disruptions or failures of our third-party data centers, inhibiting our ability to serve our customers.
●	Defects in our software and computing systems, resulting in errors or delays in the processing of transactions and other interruptions in our business operations.
●	A disruption at any of our production facilities due to weather conditions, climate change, political instability, or social unrest and our inability to recover quickly or otherwise provide continuity of production to meet customer requirements.
●	Problems in our production processes, including as a result of mechanical or technological failures, which could lead to reduced production capacity and quality.
●	Defects in our products that may give rise to products recalls, product liability and warranty claims as well as damage to our reputation.
●	Failure to recruit, retain and develop qualified new and replacement personnel and implement effective succession processes amidst labor shortages and competitive labor markets.
●	Our substantial indebtedness and the covenants and restrictions in the agreements governing our indebtedness limiting our ability to use our cash flow in certain areas of our business, capitalize on certain business opportunities and pursue our business strategies, all of which could be further impacted if we incur additional debt and could impact our ability to make debt service payments.

●	Our inability to make debt service payments and an inability to refinance our existing debt on favorable terms or at all.
●	Our inability to execute successfully on an acquisition strategy or strategic relationships.
●	Our inability to divest or consolidate certain non-strategic businesses.
●	Our potential failure to comply with the Sarbanes-Oxley Act of 2002, including maintaining effective control over financial reporting and risks relating to investor confidence in our financial reports.
●	The impact of the increasing focus on ESG factors on our ability to access capital, produce our products in conformity with stakeholder preferences, and comply with stakeholder demands as well as comply with any new ESG-related legal or regulatory requirements or restrictions, and negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks.
●	Damage to our reputation or brand image resulting from negative perceptions of our business or those entities or individuals with whom we do business.
●	The effects of climate change on our business.
●	Our inability to protect our trade secrets, intellectual property and proprietary software; to obtain additional intellectual property rights in the future; and to ensure our products are not infringing the intellectual property rights of others.
●	Our inability to renew licenses with key technology licensors, resulting in our loss of access to certain technologies upon which we rely to develop certain of our products.
●	Our inability to successfully access capital markets due to the effects of the low trading volume and fluctuating trading price of our common stock as well as terms of our outstanding indebtedness and unfavorable market conditions, which may lead to delays in innovation or the abandonment of our strategic initiatives.
●	Our exposure to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers.
●	Our inability to realize the full value of our long-lived assets, which represent a significant portion of our total assets.
●	Challenges, costs and potential liabilities associated with compliance or failure to comply with existing or future data privacy and security laws, regulations and other requirements, including customer contractual requirements.
●	Our failure to comply with the standards of the PCI Security Standards Council and other industry standards, including due to an inability to continue to make investments in our facilities necessary to maintain compliance with such standards.
●	The effects of delays or interruptions in our ability to source raw materials and components used in our products from foreign countries due to economic downturns or disruptions, including as a result of responses to global health emergencies and tariffs and trade restrictions.
●	The effects of ongoing foreign conflicts on the global economy.
●	Adverse conditions in the banking system and financial markets, including bank and financial institution failures.
●	Our failure to comply with environmental, health and safety laws and regulations, including climate change regulations, that apply to our products and the raw materials we use in our production processes.

Risks Relating to Ownership of our Common Stock

●	Continued concentrated ownership of our shares by our significant stockholders and their ability to control decisions regarding our business direction and policies as well as the potential conflicts of interest that may arise between our significant stockholders and our other stockholders.
●	The impact of concentrated ownership of our common stock and the sale or perceived sale of a substantial amount of common stock on the trading volume and market price of our common stock.
●	Potential conflicts of interest for certain individuals serving on our board of directors due to their relationships with our significant stockholders.
●	The influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock.
●	The impact of stockholder activism or securities litigation on the trading price and volatility of our common stock.

●	Certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholders to change the composition of our board of directors.

General Risk Factors

●	Our inability to comply with numerous evolving and complex laws and regulations relating to financial reporting standards, corporate governance, data privacy, tax, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, labor and health and safety.
●	Legal costs, the adequacy of our insurance policies, settlement costs and the risk of an adverse decision related to legal or regulatory proceedings or litigation.

Risks Relating to our Business and Industry

Risks associated with reduced levels of consumer and business spending, inflation-related challenges and the effects of an economic downturn could adversely affect our business, financial condition and results of operations.

Our business depends heavily on consumer and business spending. Our revenue is exposed to general economic conditions that affect consumer confidence, spending, discretionary income or purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect our financial performance by reducing the demand for our payment card solutions or reducing the purchase of our higher margin products. If an economic downturn occurs, credit card issuers may reduce credit limits, close accounts and become more selective in issuing credit cards. Certain of our customers, especially in the fintech space, could be severely impacted by a downturn in economic conditions limiting credit card spending, or cease to exist altogether. Additionally, an economic downturn or another global health emergency similar to the COVID-19 pandemic could result in extended voluntary or mandated closure of retail locations that sell certain of our products to consumers, including our Prepaid Debit Cards. These and other changes in economic conditions could therefore adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.

Inflation, which increased significantly during 2022 and 2023, has adversely affected us by increasing the costs of materials and labor needed to operate our business and could continue to adversely affect us in future periods. In response to inflation, we have increased and may in the future increase, the sales prices of our products and services in order to maintain satisfactory margins. However, such increases or maintaining such increases may result in customer pushback or attrition and be difficult or impossible in future periods, all of which may have an adverse effect on our financial condition and results of operations.

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

Furthermore, in periods of industry overcapacity or when our customers encounter difficulties, orders are more exposed to cancellations, reductions, price reductions or postponements, or changes in customer inventory management practices which in turn reduce our ability to forecast the next quarter or full-year production levels, net sales, profits and cash flows. For these reasons, our net sales and operating results and cash flows may differ materially from our expectations. This may have a material adverse effect on our business, financial condition and results of operations.

Failure to retain our existing customers or identify and attract new customers would have a material adverse effect on our business.

A substantial portion of our net sales is derived from several large customers. The Company had one customer that accounted for approximately 18% of total net sales for the year ended December 31, 2024. We have been serving this customer for nearly 20 years. In addition, nearly two-thirds of our net sales for the year ended December 31, 2024 were from our top 10 direct customers, which include certain Resellers. We have been serving these top 10 direct customers for an average of more than 10 years. If one or more of our key customer relationships ends, it could have a material adverse effect on our business and financial results. Our ability to provide products and services to these and other customers and meet very high-quality standards in a timely manner is critical to our success. For example, one of our key services is the prompt and timely production and delivery of replacement debit or credit cards. Orders for these replacement cards often are placed on short notice and may require personalization. If we are unable to offer these and our other products and services in a high quality and timely manner, our relationships with our customers may be adversely affected and customers may terminate their contracts with us.

In addition, our continued business relationship with our customers may be impacted by several factors beyond our control, including changes in customer purchasing and inventory management practices, more attractive product offerings from our competitors, pricing and inflationary pressures, Resellers’ and program managers’ ability to retain existing or gain new customers, the financial health of our customers and macroeconomic conditions affecting the payment card industry or our customers. Our business practices may also be subject to periodic audits by customers as part of their third-party risk management programs, the outcome of which may result in customer loss or cause us to incur significant costs to satisfy customer requirements. Because our contractual arrangements with customers generally do not include exclusivity clauses or commitments to order specified quantities of products on a medium or long-term basis, there is no guarantee that we will receive orders on a consistent basis or on favorable terms, or be able to renew contracts or purchase orders in a given year on favorable terms or at all. Additionally, as a result of labor shortages and supply-chain constraints, the Company has in the past experienced, and may in the future experience, extended production lead times which may result in difficulty meeting some customers’ delivery expectations. While we continue to proactively monitor, assess and take steps to minimize disruptions and delays in production, these disruptions and delays have caused, and may continue to cause, the Company to lose or delay customer opportunities.

If we experience difficulty attracting and retaining customers, particularly our key customers, our business, financial condition and results of operations would be materially and adversely affected.

We face competition that may result in a loss of our market share and/or a decline in our profitability.

Our marketplace is highly competitive, relatively saturated and increasingly consolidated. We expect these market dynamics to continue for new product innovations, and as competitors develop lower-cost production, competitors consolidate and other competitors attempt to enter the markets in which we operate.

Some of our competitors have larger global customer bases and significantly greater financial, sales and marketing, production, distribution, technical and other capabilities than we do. These competitors may be able to adapt more quickly to new technological requirements and changes in customer and/or regulatory requirements to lower production costs and prices, and utilize their global footprint to win customers with card needs in multiple markets and by producing cards in lower cost geographies. In addition, some competitors are non-public companies and are not subject to the public company requirements and related expenses that we are. We also face competition from newly established competitors, suppliers of products and customers who develop their own products and services.

Existing or new competitors may develop products, technologies or services that more effectively address our markets with enhanced features and functionality, greater levels of integration and/or lower cost. As the technological sophistication of our competitors and the size of the market increases, competing low-cost producers could emerge and grow stronger. These dynamics could result in declining average selling prices and reduced gross margins in our businesses. If we cannot sufficiently reduce our production costs or develop new products, technologies or services, we may not be able to compete successfully, and we may lose or fail to maintain market share, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success. We may not be successful in developing, gaining market acceptance of, marketing or selling new or enhanced products and services that meet these changing demands in a timely manner or at all. Our failure to do so would likely have a material adverse effect on our ability to retain existing customers or attract new ones.

Our ability to develop and deliver new products and services successfully will depend on various factors, including our ability to:

●	effectively identify and capitalize upon opportunities in new and emerging product markets;
●	invest resources in innovation and research and development;
●	complete and introduce new products and integrated services solutions in a timely manner;
●	license any required third-party technology or intellectual property rights;
●	qualify for and obtain required industry compliance for our products;
●	effectively manage the supply chain and related risks;
●	comply with applicable data protection regulations;
●	execute on our strategy to diversify our products by adding adjacent product and service offerings, including digital solutions; and
●	retain and hire personnel experienced in developing new products and services.

The research and development of new or enhanced products and services is a complex, time-consuming, costly and uncertain process requiring the accurate anticipation of technological, market and industry trends, as well as precise technical execution, and all such challenges could adversely affect our ability to meet customer demand for new or enhanced products. We have limited research and development resources compared to many of our competitors, which may result in an immature product development process and lengthy product roll-outs, and competitors may be able to develop and commercialize competing products more quickly and efficiently. Artificial intelligence and machine learning technologies have rapidly developed and if we cannot successfully integrate these technologies into our internal business processes and product and service offerings in a timely, cost-effective, compliant and responsible manner, we may be at a competitive disadvantage. New or enhanced product and service offerings may also expose us to additional risks, such as new sources of supplies, increased regulation or reputational harm. If we have difficulty producing innovative products, there could be a material adverse effect on our revenue, results of operations, reputation and business.

Additionally, opportunities to combine or package products and service offerings and the ability to cross-sell products and services or expand into new customer verticals or markets are critical to remaining competitive in our industry. As a result, part of our business strategy is to develop new products and services, including digital solutions, that may be used in conjunction with or in addition to our existing offerings. If we are unable to identify adequate opportunities to cross-sell our products and services or successfully leverage our offerings to new customer verticals or markets, this may have a material adverse effect on our business, financial condition and results of operations.

Further, the markets for our products and services are subject to technological changes, frequent introductions of new products and services, evolving industry standards and changing customer preferences and demands, and our product and service offerings could be rendered obsolete. In particular, the rise in the adoption in digital payment systems or mobile payments may make physical cards less attractive as a method of payment. Certain merchants are also increasingly offering “buy now pay later” installment programs directly to consumers which may eliminate the use of a payment card to complete a transaction. Mobile payments, biometric payments and direct installment payment programs allow consumers to make purchases without the need to carry a physical card and could, if widely adopted, reduce the number of debit and credit cards issued to consumers. In addition, other new and developing technology solutions and products, including artificial intelligence and machine learning capabilities, could make our existing technology solutions and products obsolete or irrelevant. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, impair customer and vendor relationships, disrupt our internal operations, harm perception of our products and expose us to litigation and/or regulatory penalties, which could have a material adverse effect on our business and our reputation.

The reliability and security of our information technology (“IT”) infrastructure and our ability to protect sensitive and confidential information for our customers, which include many financial institutions, is critical to our business. We have been and may continue to be a target of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, ransomware attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from unauthorized use of or access to computer systems (including from internal and external sources). In addition, increased attention on and use of artificial intelligence increases the risk of cyber-attacks and data breaches, which can occur more quickly and evolve more rapidly when artificial intelligence is used. A breach of our security defenses could result in a loss of our intellectual property, the release of sensitive cardholder information and customer, consumer or employee personal data, or the loss of production capabilities at one or more of our production facilities. Further, use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed. We may also be at risk from cyber-attacks on third parties with whom we do business to the extent their compromised systems interact with our systems or employees. For example, our employees, contractors, customers or other users of our systems are from time-to-time subject to fraudulent inducements by parties attempting to gain access to our data. We have no control over the level of response offered by any third party whose systems have been impacted by a cyber-security breach and to the extent we are also impacted by interacting with compromised systems or bad actors, we could also experience system disruptions, financial loss, fines or penalties and potential damage to our reputation. In recent years these types of incidents have become more prevalent and pervasive across industries, including in our industry.

In addition, our encryption systems are at risk of being breached or decoded. We use encryption technology to protect sensitive data while in transit and at rest. Also, smart cards are equipped with keys that encrypt and decode messages to secure transactions and maintain the confidentiality of data. The security afforded by this technology depends on the integrity of the encryption keys and the complexity of the algorithms used to encrypt and decode information. Any significant advances in technology that enable the breach of cryptographic systems, malicious software infiltration or that allow for the exploitation of weaknesses in such systems could result in a decline in the security we are able to provide through this technology. Any material breach of our secured systems could harm our competitive position, result in a loss of customer trust and confidence, and cause us to incur significant costs to remedy the damages caused by system or network disruptions, which could ultimately have a material adverse effect on our business, financial condition and results of operations.

The protective measures we have implemented may not prevent system or network disruptions and may be insufficient to prevent or limit the damage from any future security breaches. Our activities and investment in protective measures may not be deployed sufficiently quickly or successfully to protect our system or network against disruptions and may not prevent or limit the damage from any future security breaches. In addition, as these threats continue to evolve, we may be required to invest significant additional resources to modify and enhance our information security and controls or to investigate and remediate any security vulnerabilities.

A disruption or other failure in our supply chain could adversely affect our business and financial results.

We are subject to the risks inherent in production and distribution activities, including product quality control issues, disruptions or delays in our supply chain and other external factors over which we have no control. Raw materials used in our products may be sourced from a few key suppliers or a single key supplier. Specifically, certain key components for our payment card products include microchips, substrates (such as PVC), resin, modules, antennas and inlays, which we source from multiple suppliers located in various countries, primarily on a purchase order basis. For the year ended December 31, 2024 approximately 95% of the total value of our purchased microchips and antennas came from three main suppliers, and approximately 78% came from one supplier, including most of our contactless chips. We may enter into supplier agreements from time to time which commit us to purchase products at prices less favorable than those available in the market at the time of the order, or in quantities greater than our future needs. If such supplier is unable or delayed in fulfilling our microchip orders, we could fail to timely fulfill customer orders, which could damage our reputation and result in a loss of customers and customer opportunities and material harm to our financial results.

Additionally, our Second Wave cards featuring a core made with ROBP, rely on a largely international supply chain to provide such plastic in accordance with our parameters. It is difficult and costly to monitor supplier compliance with our parameters, our codes of conduct, and applicable laws. Any failure by our suppliers to so comply could adversely affect our ability to produce payment cards at all or in a manner consistent with standards agreed upon with our customers, which could adversely affect our business, reputation and customer relationships. Moreover, in certain cases, such as with ROBP, microchip and resin suppliers, we may rely on suppliers for which there are not adequate and immediate replacements. If these suppliers terminate their relationships with us, fail to timely deliver required products or materials or at all, or otherwise fail to meet their obligations to us, we may be unable or delayed in our ability to produce products using components from these suppliers. We generally do not maintain large volumes of certain types of inventory, which makes us even more susceptible to harm if a supplier fails to deliver products or materials as required.

Changes in the financial or business condition of our suppliers, political instability, social or civil unrest, war or adverse market conditions in a supplier’s country, including any new global health emergency, demand from other customers of such suppliers or failure to comply with our codes of conduct or other contractual requirements, could render our suppliers unable to provide us with, or render us unable or unwilling to accept, the components we need and thus subject us to losses or adversely affect our ability to bring products to market. Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, contract requirements, or laws and regulations, and in a timely manner could adversely affect our customer service levels, our reputation and our overall business. For example, during the COVID-19 pandemic, we experienced delays in the supply of, and increased costs of, materials necessary to operate our business, which made it difficult to produce our products in a timely manner. In addition, any increases in the costs of goods and services for our business, including because of inflationary pressures or tariffs, may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve operational cost efficiencies. If a supplier engages in illegal, unethical or other questionable conduct, we may not have visibility into these practices, we may in certain circumstances be deemed to have concurrent responsibility with our supplier for such conduct, and we, and our customers, may face legal or reputational harm in addition to interruptions to our supply chain.

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

To serve our customers and operate certain aspects of our business, we depend on data centers and computing infrastructure that is both our own and provided by third party vendors. To the extent applications and data used in our business are hosted by third party vendors at their facilities, we do not control the operation of such facilities or in some cases the hardware and infrastructure within them. Any disruption of, interference with, or inability to keep up with our capacity needs by our third-party data centers or hosted infrastructure partners could interrupt our business operations. In addition, any problems faced by our third-party data center operations or hosted infrastructure partners with their or our telecommunications network providers, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our ability to serve our customers also largely depends on the efficient and uninterrupted operation of our own computer information systems and complex production equipment, much of which relies on computer operating systems, residing at our leased facilities. The proper functioning of such systems can be adversely affected by the increasing age and usage of such systems, among other things. Any interruption in our business applications, systems or networks, including due to new system implementations, server downtime, failure to upgrade or patch software, facility issues, natural disasters or energy disruptions, could have a material adverse impact on our operations, sales and operating results. Additionally, we have a limited number of employees with the expertise required to operate such internal applications, systems and networks as well as remediate them in the event of a failure, and thus the attrition of such employees could result in our inability to quickly and effectively resolve future IT issues.

We could suffer damage to our brand and reputation in the event of a system outage or data loss or interruption and also be liable to third parties, including our customers. Some of our contractual agreements require the payment of penalties if our systems do not meet certain operating standards, and failure to operate in accordance with the standards of one or more of the Payment Card Brands could result in a loss of compliance of our facilities, any of which could have a material adverse effect on our business.

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

The sophisticated software and computing systems underlying our services may contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our technology on systems used by our customers. Defects in our software, errors or delays in the processing of digital transactions or other difficulties could result in the interruption of business operations, delays in market acceptance, additional development and remediation costs, diversion of technical and other resources, loss of customers, negative publicity or exposure to liability claims, any of which could have a material adverse effect on our business, financial condition and results of operations.

Disruptions in production at one or more of our facilities may have a material adverse impact on our business, results of operations and/or financial condition.

Any serious disruption at any of our facilities, including as a result of public health emergencies, severe weather conditions, climate change, natural disasters, hostilities, political instability, social unrest, network outages, terrorist activities, or our inability to successfully relocate our Fort Wayne, Indiana operations to a new location as anticipated could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs. In the event of a disruption at one of our facilities, our other facilities may not have sufficient capacity or necessary specialized equipment, may have higher production costs, may take significant time to increase production or may fail to meet our customers’ requirements, any of which could negatively impact our business, results of operations and financial condition. Production disruptions may cause our customers to seek alternative supply, which could further adversely affect our profitability.

Significant specialized production capacity is also concentrated in single-site locations and therefore if a facility experiences disruption, it may not be possible to find replacement capacity quickly or substitute production from our other facilities. Accordingly, disruption at a single-site production operation could significantly impact our ability to supply our customers and could have a severe impact on us.

Additionally, all of our production facilities are currently leased, and we are subject to risks associated with our current and future real estate leases. As each lease expires, we may fail to negotiate renewals, either on commercially acceptable terms or at all, we may be unable to find replacement locations with adequate capacity for our unique equipment and both current and future operational needs, and we may experience disruption or significant cost in relocating, any of which could have an adverse effect on our operations, customer relationships and financial performance. Moreover, we are working to relocate the operations at our Fort Wayne, Indiana facility to a new location. We may not be able to successfully relocate our operations in a timely manner or do so without experiencing business interruption. Our other production facilities may not have the ability to support the production needs serviced by this facility, and we do not have contractual arrangements with any other manufacturers in the event this facility ceases to be available to us for any reason. Also, a substantial investment in improvements and equipment is necessary to facilitate the relocation. These costs may exceed our expectations or we may face delays for the relocation of the facility, which could have an adverse effect on our operations, customer relationships and financial performance.

Our business could suffer from problems in production quality, materials and process, which could reduce, delay or interrupt production of our products, resulting in adverse impacts to our business and financial results.

Our production processes are highly complex, require complex and costly equipment and must continually be modified to improve yields and performance. We may experience production difficulties due to machinery or technology failures, human or other errors, or because of external factors beyond our control, such as delay of, or quality issues with, materials provided by suppliers, interruption of our electrical service or a natural disaster, any of which can reduce product yields or quality, or interrupt production. We may not have adequate and timely replacements for failing or malfunctioning machinery available. Additionally, we have experienced malfunctions and errors, including human error, relating to the operation of certain production machinery and systems that, in some instances, have resulted in the delivery to our customers of products that did not meet their standards or specifications or failed to function in the marketplace. Such problems have resulted, and may in the future result, in our inability to properly fulfill customer orders and/or our obligation or election to replace products at our cost and expense, provide credit to or reimburse customers for related damages. We may also be subject to claims relating to such issues.

As the complexity of both our products and our technological processes has become more advanced, production tolerances have been reduced and requirements for precision have become more demanding. If we do not advance our production processes at the market rate, we may experience lower production quality than the market standard. We may also risk non-compliance with certain industry standards if we experience failure of certain required operations or processes, such as those related to facility security, which may impede our ability to deliver products to our customers. The occurrence of any of these risks could damage our reputation and result in the loss of business, which could have an adverse impact on our business, financial condition and results of operations.

Costs relating to product defects, and any related product liability and warranty claims may materially adversely affect our business.

We offer highly complex services and products and, accordingly, from time to time, defects have occurred. Such defects can give rise to significant costs, including relating to recalling products, replacing defective items, writing down defective inventory, the loss of potential sales and claims by third parties, and our reputation could suffer. In addition, the occurrence of such defects may give rise to product liability and warranty claims, including liability for damages. We may also incur liability for damages claims from customers in excess of the amounts they pay us for our products, including consequential damages. In addition, our customers may recall their products if they are defective or make compensatory payments in accordance with industry or business practice or to maintain good customer relationships. If such a recall or payment is caused by a defect in one of our products, our customers may seek to recover all or a portion of their losses from us. If any of these risks materialize, there could be a material adverse effect on our business, financial condition and results of operations.

The failure to effectively recruit, retain and develop qualified personnel and implement effective succession processes could adversely affect our success and could have a material adverse effect on our business, financial condition and results of operations.

Our business functions are complex and require wide-ranging expertise and intellectual capital. If we fail to recruit, retain and develop personnel who can provide the needed expertise across the entire spectrum of our operating and intellectual capital needs, including due to leadership changes, then the ability of our business to successfully compete and grow may be adversely affected. The market for qualified personnel is highly competitive and we have previously experienced labor availability issues in several of our facilities. This shortage of labor has resulted, and may in the future result, in increased compensation and recruiting expenses which could have a material adverse effect on our profitability, particularly if we are unable to pass all such expenses on to our customers or are limited in our ability to find suitable workers.

In addition, we rely, in part, on the accumulated knowledge, skills and experience of our key personnel, including our executive officers. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations because we may not be able to replace them on a timely basis or without incurring increased costs, or at all. If our key personnel were to leave us without adequate succession plans in place we may be unable to maintain continuity in key business functions. We may not succeed in recruiting sufficient personnel to support our production needs or may fail to effectively replace current personnel who depart with qualified or effective successors. Personnel shortages have resulted, and may in the future result, in extended production lead times and difficulty in meeting customers’ delivery expectations, which could result in the loss of customers and damage to our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

We maintain a substantial amount of debt, and we may incur additional debt in the future to help fund our business. The agreements governing our indebtedness do not fully prohibit us or our subsidiaries from incurring additional indebtedness in the future, and to the extent that we incur additional indebtedness, the risks associated with our substantial indebtedness described below, including our possible inability to service our debt, may increase. Our substantial indebtedness and interest expense could have important consequences to us, including:

●	limiting our ability to use significant cash flow from operations in other areas of our business, including for working capital, research and development, expanding our infrastructure, capital expenditures and other general business activities and investment opportunities in our company, because we must dedicate a substantial portion of these funds to pay interest, make principal payments and/or otherwise service our debt;
●	impacting our cash flows, results of operations and financial condition when interest rates rise, because the interest rate on our revolving credit facility is a floating rate that varies depending on market interest rates and issuance or refinancing of other debt in the future may be incurred at higher interest rates than current debt;
●	limiting our ability to retain or attract customers and our ability to attract or retain qualified employees due to our significant amount of debt and the related implications of such debt for the Company’s long-term financial condition;
●	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions and the execution of our strategy, and other expenses or investments planned by us;
●	limiting our flexibility and our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation, our business and our industry;
●	limiting our ability to timely make our debt service payments or to satisfy our other obligations under our indebtedness (which could result in an event of default and acceleration if we fail to comply with the requirements of our indebtedness);
●	limiting our ability, or increasing the costs, to refinance indebtedness prior to maturity dates;
●	increasing our vulnerability to a downturn in our business and to adverse economic and industry conditions generally; and
●	placing us at a competitive disadvantage as compared to our competitors that are less leveraged.

Additionally, the terms of the agreements governing our indebtedness restrict, and any additional indebtedness we may incur in the future could similarly restrict, our ability to operate our business and to pursue our business strategies. Among other things, these agreements restrict our ability to do the following (in each case, subject to a number of important exceptions and qualifications as set forth in the respective agreements):

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

In 2024, we refinanced our existing indebtedness that was due to mature in March 2026, and extended our maturity dates for both our long-term debt and senior secured revolving credit facility to July 2029. We may be unable to refinance or renew our existing long-term debt and our failure to repay all amounts due on the maturity date would cause a default under the long-term debt and our credit facility. Amounts borrowed and outstanding under our long-term debt agreement and credit facility are required to be repaid in full, together with any accrued and unpaid interest, no later than July 15, 2029 (and may be subject to earlier mandatory prepayment upon certain events). Alternatively, any renewal or refinancing may occur on less favorable terms for both the long-term debt and credit facility. If we refinance on terms less favorable to us than the current terms, our interest expense may increase significantly, which could impact our results of operations and impair our ability to use our funds for other purposes.

We may not be able to successfully execute our acquisition strategy or integrate acquisitions successfully, or successfully enter into, maintain and leverage business relationships, which could adversely affect our financial condition and results of operations.

We have sought and intend to continue to seek acquisition opportunities and business relationships to potentially expand into new markets and to enhance our position in existing markets. We may not be able to successfully identify suitable acquisition or relationship opportunities, prevail against competing potential acquirers or business partners, negotiate appropriate acquisition terms, obtain financing that may be needed, extend our product or service offerings into areas in which we have limited experience, enter into new geographic markets, complete proposed acquisitions or successfully integrate acquired businesses into our existing operations. Regularly considering strategic acquisitions or relationships can also divert management’s attention from other business concerns and lead to significant negotiation, due diligence and other expenses, regardless of whether we pursue or consummate any transaction or arrangement. Even if an acquisition or business partnership is successfully integrated, it could result in unforeseen liabilities, cause us to lose key employees or other business relationships or may not otherwise perform as planned. If any of these or other factors limit our ability to achieve the anticipated benefits of a transaction or relationship, or if we encounter other unexpected costs and liabilities in connection with the foregoing, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to sell, exit or reconfigure businesses or facilities that we determine no longer are aligned with our strategy or that should be consolidated.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting. See Item 9A – Controls and Procedures – Management’s Report on Internal Control over Financial Reporting. We have identified material weaknesses and significant deficiencies in our internal controls in the past and we may identify additional material weaknesses or significant deficiencies in the future. If any such control deficiencies occur in the future, we may not detect errors on a timely basis, our financial statements may be materially misstated, investors may lose confidence in the accuracy and completeness of our financial reports and we may be unable to timely produce our financial reports. Any of the foregoing could negatively affect the market price of our common stock, perhaps significantly. In addition, we could become subject to investigations by any stock exchange on which our securities are listed, the SEC or other regulatory authorities, or litigation or disputes with stockholders, which could require additional financial and management resources and result in more costly directors’ and officers’ insurance, which could have an adverse impact on our business.

Expectations of stakeholders relating to environmental, social and governance matters may impose additional costs and expose us to new risks as well as have an adverse effect on our business, financial condition, results of operations, and cash flows.

Many investors, regulators, customers, employees and other stakeholders are increasingly focused on corporate responsibility and ESG matters. Some investors may use these factors to guide their investment strategies and may choose not to invest in the Company if they believe our ESG practices or assessment performance are inadequate, which may hinder our access to capital. In addition to the topics typically considered in such assessments, for card production companies, issues of emissions and plastic waste are of particular importance. For example, increased attention to conservation measures and negative consumer attitudes about plastic products or other components in our products could have an adverse impact on demand for our products.

There have also been changing consumer concerns and perceptions (whether accurate or inaccurate) regarding the potentially adverse environmental effects of certain substances and components the Company uses in its products, including PVC plastic. Potential consumer concerns may also extend to the sourcing of certain materials and labor and other conditions in those locations. Further, our customers may request that changes be made to our products, operations, or production processes. We may be unable to produce or procure our products in conformity with these preferences and concerns, or doing so may require significant research and development costs, increased costs to procure alternative raw materials and components, and additional capital expenditures.

Furthermore, customer, investor and consumer ESG expectations have been varied, rapidly evolving and increasing. Specifically, certain customers are beginning to request that the Company provide information on its plans relating to certain environmental related matters such as greenhouse gas emissions, waste sent to landfills and energy usage. The enhanced stakeholder focus on ESG issues requires the continuous monitoring of various and evolving standards, which is time consuming and costly. In addition, if we communicate certain ESG initiatives or goals, we could fail, or be perceived to fail, to meet them, or we could be criticized for the scope of such initiatives or goals or our approach to meeting those goals. A failure to adequately meet various stakeholder expectations and standards may result in reputational damage, the loss of business, diluted market valuation, an inability to attract customers or an inability to attract and retain top talent.

Additionally, future ESG and climate risk reporting requirements may result in additional costs to monitor, track and report sustainability measures. The failure to implement ESG strategies, meet our ESG goals or evolving stakeholder expectations or standards or comply with any new ESG-related laws, regulations or restrictions could adversely affect our business, financial condition, results of operations and cash flows.

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

There is continuing concern from the scientific community and the general public that emissions of greenhouse gases (“GHG”) and other human activities have caused or will cause significant changes in weather patterns and increase the frequency and severity of extreme weather events, including, droughts, wildfires, hurricanes and flooding. Extreme weather events have and may continue to adversely affect us because of their impact on the availability and cost of raw materials and components we need to produce our products and that we source from locations in the United States and internationally that have experienced and may continue to experience such events. In addition, extreme weather events could have an adverse impact on our customers’ demand for our products and services due to impacts on their, or general, consumer demand and spending power, and also on our insurance premiums, operating costs and ability to timely fulfill customer orders in the event of damage or disruption to one of our facilities.

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

Many of our products integrate third-party technologies that we license or otherwise obtain the right to use, including software relating to smart card operating systems. As part of our strategy, we have entered into licensing agreements with other leading industry participants that provide us with access to technology owned by third parties. For example, we license card technology for use in certain of our products, and we rely on our commercial arrangements with the licensors of such technology for the continued use of these platforms. These licensors may not continue to renew their licenses with us on similar terms or at all, which could negatively impact our net sales. We have also entered into cross-licensing agreements with certain of our competitors that provide for an exchange of intellectual property, including the sharing of certain patent rights in our respective portfolios, and we continue to do so as we pursue additional growth initiatives. If we are unable to enter into new cross-licensing agreements or continue to successfully renew existing cross-licensing agreements, we may lose our access to certain technologies that we rely upon to develop certain of our products and or be forced to cease or delay certain growth initiatives, which could have a material adverse effect on our business.

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

Our long-lived assets recorded as of December 31, 2024 include $68.6 million of plant, equipment, leasehold improvements and operating lease right-of-use assets, $10.5 million of net intangible assets, and $47.2 million of goodwill.

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

In operating a payment card business, we manage large amounts of personally identifiable information of cardholders, including cardholder names, account numbers, healthcare provider names and health savings account numbers, and similar information and are thus subject to laws and requirements relating to data privacy and security, which continue to evolve and may become increasingly difficult to comply with. For example, the California Consumer Privacy Act and the California Privacy Rights Act generally require companies like ours, which process consumer personal information on behalf of their customers, to use, retain or disclose consumer personal information solely for certain limited purposes, including to provide services to our customers according to the terms of our customer contracts. Other states have enacted or amended similar data privacy laws and regulations. Furthermore, to the extent these laws apply to our customers, our customers have imposed, and may continue to impose additional, privacy related contractual obligations on us, adherence to which may require additional investment in resources and internal processes. Additionally, as we continue to innovate our products and services offerings, including potentially leveraging the use of artificial intelligence and machine learning capabilities, and expand into new lines of business, and as the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we have and may continue to become subject to additional data privacy and security legal requirements and regulations such as HIPAA. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to increased program costs, liability and reputational damage. New products and services we develop may also require that we obtain and retain more personally identifiable information for a longer period of time than we have done historically. We have incurred significant expenses to meet the obligations of current privacy-related laws and requirements, and we expect to continue to incur these as well as additional expenses if we become subject to additional privacy-related laws and regulations, which will continue to necessitate us making changes to our internal processes, procedures and systems. Failure to comply with existing or future data privacy and security laws, regulations and requirements could result in fines, sanctions, penalties, civil lawsuits or other adverse consequences as well as loss of customer and consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.

Our failure to operate our business in accordance with the standards of the PCI Security Standards Council or other industry standards applicable to our customers, such as Payment Card Brands compliance standards, could have a material adverse effect on our business.

Many of our customers issue their cards on the networks of the Payment Card Brands that are subject to the standards of the PCI Security Standards Council or other standards and criteria relating to service providers’ and producers’ facilities, products and physical and logical security which we must satisfy to be eligible to supply products and services to such customers. Most of our contractual arrangements with our customers may be terminated, or customers may cease doing business with us, if we fail to comply with these standards and criteria.

We make significant investments in our high-security facilities to meet these standards and criteria and changes in them. Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and services that have been an important part of our revenue and profitability. For the year ended December 31, 2024, the vast majority of our products and services were subject to compliance with the standards of one or more of the Payment Card Brands. If we fail to comply with one or more of the standards of the Payment Card Brands or of the PCI Security Standards Council for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the Payment Card Brand networks. Additionally, certain of our facilities operate under variances of certain of these standards. If such variances are not granted in the future or if we are required to move or alter a facility in order to maintain compliance, we may incur significant costs and delays, or may lose our ability to offer services in that facility, which would be disruptive to our business and have an adverse effect on our customer relationships and financial results. If, as a result of noncompliance with standards of the PCI Security Standards Council or the Payment Card Brands, we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Delays or interruptions in our ability to source raw materials and components used in our products from foreign countries, as well as trade restrictions on goods imported into the United States, could materially harm our business, financial condition and results of operations.

Most of our microchips, as well as certain other raw materials used in our products, are imported from suppliers located outside of the United States. We have experienced and may in the future experience delays and interruptions in our ability to obtain materials imported into the United States due to global economic downturns and trade disruptions, including related to global health crises. We may also experience such delays and interruptions in our supply chain due to political instability, civil unrest or war in countries from which we directly or indirectly source raw materials and components used in our products. Additionally, the U.S. government has imposed tariffs on imports from certain countries, including countries in which our suppliers are located. The new presidential administration has imposed, and may continue imposing, substantial additional new or increased tariffs and/or trade restrictions. The future status of certain existing international trade agreements to which the United States is party is also uncertain, and such trade agreements could be terminated or replaced.

Additional tariffs or trade restrictions may lead to increased prices to our customers, which may reduce demand, or, if we are unable to achieve increased prices, result in lowering our margin on products sold. Any of these factors could depress economic activity, restrict our access to suppliers and have a material adverse effect on our business, financial condition and results of operations.

We cannot predict the extent to which the U.S. or other countries will impose quotas, duties, tariffs, taxes or other similar restrictions or related retaliatory responses on the import or export of goods in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Prolonged military action in foreign conflicts has impacted and may continue to have adverse effects on the global economy, and such effects could materially adversely affect our business, operations, operating results and financial condition.

In early 2022, Russian forces launched significant military action against Ukraine, and the region has since experienced sustained conflict and disruption, which may continue in 2025 and beyond. Governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia. Additionally, hostilities in several parts of the Middle East are ongoing and could develop to have a more widespread economic and geopolitical effect in the Middle East, Europe or other regions, and could result in economic sanctions between or among countries. The continuation or escalation of geopolitical tensions or military action related to the conflict and the imposition of additional economic sanctions could continue to adversely affect the global economy and financial markets, disrupt trade and accelerate inflationary pressures, among other things, which could negatively affect the demand for our products and further intensify problems in the global supply chain. Although we do not have any operations in the affected areas, we believe we have experienced shortages in raw materials and increased costs for transportation and energy due in part to the negative impact of the foreign military conflicts on the global economy, which impacts may persist or worsen as these conflicts continue or escalate. Such conflicts also increase the risk of retaliatory acts impacting U.S. companies, which may include disruptions to our or our customers’ or suppliers’ technology infrastructure, including through cyberattack, ransom attack or cyber-intrusion. The extent and duration of any military action, sanctions and resulting market and economic disruptions are impossible to predict but could be substantial.

Conditions in the banking system and financial markets, including the failure of banks and financial institutions, could have an adverse effect on our business, financial condition and results of operations.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past led and may in the future lead to market-wide liquidity problems. For example, in March 2023, the Federal Deposit Insurance Corporation took control and was appointed receiver of Silicon Valley Bank and Signature Bank, after each bank was unable to continue its operations. These events exposed vulnerabilities in the banking sector, including uncertainties, significant volatility and contagion risk, any or all of which could have an adverse effect on our business, financial condition and results of operations.

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

Critical vendors, third-party manufacturers or other third parties on which we rely could also be adversely affected by the liquidity and other risks related to bank failures. These could include delayed access to, or the uninsured loss of, deposits or other financial assets and difficulty in accessing commercial financing on acceptable terms or at all due to tightening credit markets, unfavorable covenant terms and higher interest rates. Any third-party bankruptcy or insolvency, or any breach or default by a third party on which we rely, or the loss of any significant supplier relationships, could result in material adverse impacts on our business, financial condition and results of operations.

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

The increasing concern over climate change has resulted in a broad range of proposed and promulgated federal, state and local regulations aimed at mitigating the effects of climate change. Because we use materials in many of our products and engage in production processes that may be the subject of certain of these regulations, if enacted, such regulations could result in additional costs and adverse effects on our business in the form of (i) additional taxes, (ii) potential fines for noncompliance, (iii) restrictions on output, (iv) additional expenditures to either purchase new, or modify existing, equipment or processes, (v) required acquisition or trading of emission allowances and/or (vi) increased costs in the price of energy and/or in procuring alternative or additional raw materials from our suppliers. These developments and further legislation that may be enacted could negatively affect our operations and increase our production costs. Climate change regulation continues to evolve, and while it is not possible to accurately estimate either a timetable for implementation or our future compliance costs relating to implementation, such regulation could have a material adverse effect on our business, results of operations, financial position, capital expenditures and reputation.

Risks Relating to Ownership of our Common Stock

Our former controlling stockholders continue to own a significant percentage of our common stock, and such stockholders may influence major corporate decisions of the Company and our interests may conflict with the interests of other holders of our common stock.

Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, the “Tricor Funds”), affiliated with Parallel49 Equity (formerly known as Tricor Pacific Capital) (“Parallel49”), were formerly our controlling stockholders and own approximately 43% of our common stock, in the aggregate, as of December 31, 2024.

As a result of their ownership, the Tricor Funds, may have the ability to influence the outcome of matters submitted to a vote of all stockholders and, through our board of directors, the ability to influence decision-making with respect to our business direction and policies. Matters over which the Tricor Funds, directly or indirectly, exercise influence include the election of directors, approval of business combinations or dispositions and other extraordinary transactions. The Tricor Funds may also have interests that differ from the interests of other holders of our securities and may vote in a way that may be adverse to other stockholders’ interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of the Company which could materially and adversely affect the market price of our securities.

The concentration of ownership by our significant stockholders and the sale or availability for sale of substantial amounts of our common stock may adversely impact the market price and liquidity of our common stock.

Although our former controlling stockholders, the Tricor Funds, reduced their ownership in our common stock from 56% as of September 30, 2024 to 43% as of December 31, 2024, they continue to maintain a significant ownership position in the Company. Continued concentrated ownership could result in a limited number of shares being available to be traded in the market, resulting in reduced liquidity, and historically the price of our common stock has experienced volatility due to the limited number of shares available to trade on the open market.

Additionally, sales of substantial amounts of our common stock in the public market, including sales by our significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. The shares of our common stock held by the Tricor Funds are registered for resale, which means that they may be offered and sold to the public now or in the future without regard to the volume limitations under Rule 144 of the Securities Act, and the Tricor Funds sold a portion of these shares through an underwriter in 2024. If some or all of the remaining shares are sold by the Tricor Funds or the participants in their funds, either through sale on the open market, through privately negotiated transactions or through a distribution to the participants in their funds, or if it is perceived that they will be sold, the market price of our common stock could decline.

Conflicts of interest may arise because directors who are principals of or who were nominated by our significant stockholders serve on our board of directors.

Nicholas Peters, who is an officer of Parallel49 (and its predecessor), serves on our board of directors. H. Sanford Riley and Lisa Oleson each were nominated to serve on our board of directors by the Tricor Funds, our significant stockholders pursuant to the Director Nomination Agreement (defined below). The Tricor Funds are controlled by Parallel49 and its affiliates. Parallel49 and entities controlled by it may in the future hold equity interests in entities that directly or indirectly compete with us, and companies in which it currently invests may begin directly or indirectly competing with us. As a result of these relationships, when conflicts between the interests of Parallel49, on the one hand, and of our other stockholders, on the other hand, arise, such directors may not be disinterested. Although our directors and officers have a duty of loyalty to the Company under Delaware law and our certificate of incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our board of directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us. Our certificate of incorporation also provides that any principal, officer, member, manager and/or employee of Parallel49 or any entity that controls, is controlled by or under common control with Parallel49 (other than any company that is controlled by us) or any investment funds managed by Parallel49 will not be required to offer any transaction opportunity of which such person becomes aware to us and could take any such opportunity for himself, herself or itself or offer such opportunity to other companies in which such person has an investment, unless such opportunity is offered to such person solely in his, her or its capacity as one of our directors.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our common stock could be influenced to some extent by the research and reports that industry or financial analysts publish about the Company and our business. We do not control these analysts. Historically, we have not attracted substantial research coverage, and the current or future analysts who publish information about our common stock may have relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If one or more of these analysts provide inaccurate or unfavorable research, issue an adverse opinion regarding our stock price, cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Our business and operations could be negatively affected by stockholder activism and securities litigation.

Stockholder activism, which could take many forms or arise in a variety of situations, has become increasingly prevalent in recent years. Previously, a stockholder in the Company publicly expressed criticism regarding the Company’s strategic direction, capital allocation priorities and corporate governance in connection with an attempt to nominate a director candidate at our 2023 annual meeting of stockholders. We could also face similar criticism from others, as well as criticism for risks associated with Parallel49’s significant ownership interest in the Company and may be more prone to stockholder activist demands as Parallel49’s has reduced, and may continue to reduce, its ownership in the Company. Additionally, we have in the past been subject to securities litigation following volatility in the price of our common stock, and may again be subject to securities litigation, including as a result of the volatility in the price of our common stock, related to stockholder activism, or otherwise.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our amended and restated certificate of incorporation and bylaws include, among other things, the following:

●	the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
●	stockholder action may only be taken at a special or regular meeting and not by written consent, and special meetings may only be called by a majority of the total number of directors that we would have if there were no vacancies on our board of directors;
●	advance notice procedures and information and disclosure requirements for nominating candidates to our board of directors or presenting matters at stockholder meetings; and
●	allowing only our board of directors to fill vacancies on our board of directors.

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

General Risk Factors

We are required to comply with complex laws and regulations in the United States and other countries and are exposed to business risks associated with our international business. Moreover, changes in such laws could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.

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

None.

Item 1C. Cybersecurity

Cyber threat actors and the types of threats posed are becoming more sophisticated and effective and are increasingly targeting commercial companies. In seeking to mitigate these cyber threats to our business, we take a comprehensive approach to cybersecurity risk management and make securing the data, customers and other stakeholders entrusted to us, a top priority. The board of directors and our management are actively involved in the oversight of our risk management program, which includes cybersecurity. We have established policies, standards, processes and practices for assessing, identifying and managing material risks from cybersecurity threats. There may be instances where our policies and procedures are not properly followed or where such policies and procedures prove to be ineffective. As of the date hereof, we are not aware of any material risk from cybersecurity threats that has materially affected the Company, including our business strategy, results of operations or financial condition. We can provide no assurance that there will not be incidents in the future or that such incidents will not materially affect us, including our business strategy, results of operations, or financial condition. For more information regarding risks related to system security risks, data protection breaches and cyber-attacks, see the risk factor entitled “System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, impair customer and vendor relationships, disrupt our internal operations, harm perception of our products and expose us to litigation and/or regulatory penalties, which could have a material adverse effect on our business and our reputation” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

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

Collaboration

We work to identify and address our cybersecurity risks through a comprehensive, cross-functional approach. Key security, risk and compliance stakeholders meet regularly to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents. We maintain controls and procedures that are designed to encourage prompt escalation of certain cybersecurity incidents so that decisions regarding customer and supplier disclosure, public disclosure and reporting of such incidents can be made by management and the board of directors in a timely manner.

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

Education and Awareness

Our Company policies require our employees to assist in the protection of our customers’ data. We have various training programs, conducted frequently, designed to heighten employees' awareness of current threats, educate them on effective mitigation strategies and reinforce the importance of handling and safeguarding customer and employee data in accordance with our established security protocols. To evaluate the effectiveness of these training programs and monitor the effectiveness of our security controls, we have implemented mock testing practices. Annual incident response training is conducted for administrative personnel that would be expected to be involved with, and respond to, a security incident.

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

Management’s Role

Our Chief Information Security Officer (“CISO”), Chief Information Officer (“CIO”), Chief Technology Officer (“CTO”), Chief Legal and Compliance Officer (“CLCO”) and Director of Information and Cybersecurity (“DC”) have primary responsibility for assessing and managing material cybersecurity risks and are members of an internal committee that reviews issues and initiatives related to data security and privacy (the “Security Committee”), which drives alignment on security decisions across the Company. The CISO has over 20 years of experience in various roles related to information security and related technology, including roles specific to managing security requirements related to organizations operating in the payment card industry. The CIO, CTO and DC also each have over 20 years of experience serving in various roles in information technology fields; the CIO has over 25 years of global technology leadership across fintech, software, and payments industries, leading technology, product, and engineering organizations for multinational companies, with extensive experience in implementing software solutions and managing risk across the entire technology lifecycle. The CTO has been with the Company since 2014 and the DC previously served as the Chief Information Security Officer at an IT services and consulting company. The CLCO has over 20 years of experience managing risks and related disclosure requirements, including risks arising from cybersecurity threats, at publicly traded companies. The Security Committee meets at least quarterly to evaluate security performance metrics, prioritize risks identified through threat intelligence, vulnerability and risk assessments, external audits, and incident response insights, and review the progress of approved security enhancements. The Security Committee also considers and makes recommendations to the Audit Committee on security policies and procedures, security service requirements and risk mitigation strategies.

Item 2.	Properties

Information regarding each of our facilities, which may include multiple leases at each location, is set forth below.

Location	Operations	Square Footage	Owned/ Leased
Littleton, Colorado	Debit and Credit card production, corporate facility	65,000	Leased
Roseville, Minnesota	Debit and Credit card production and personalization services; and Prepaid Debit card packaging services, fulfillment	227,000	Leased
Fort Wayne, Indiana (1)	Debit and Credit card production	45,000	Leased
Nashville, Tennessee	Debit and Credit card personalization services, instant issuance, fulfillment	65,000	Leased
(1)	In 2025, we intend to relocate our current Indiana operations to a new build-to-suit leased facility. This new facility will be located in Fort Wayne, Indiana and will be approximately 80,000 square feet.

Item 3.	Legal Proceedings

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

Holders

There were 19 stockholders of record as of February 27, 2025. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

We do not currently expect that any cash or other dividends will be paid to holders of our common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s board of directors.

Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expired on December 31, 2024 with a remaining unused authorized amount of $11.2 million.

In connection with the share repurchase plan, the Company entered into stock repurchase agreements with Parallel49, which was one of the Company’s majority stockholders. The Company agreed to purchase from Parallel49, and Parallel49 agreed to sell to the Company, three times the number of shares of the Company’s common stock acquired by the Company in the open market from time to time from non-Parallel49 holders up to a maximum of 650,000 shares in total. Pursuant to these agreements, the Company repurchased 364,848 shares from Parallel49 at an average price of $18.09 per share during the year ended December 31, 2024. The agreements with Parallel49 expired on June 30, 2024.

The following table sets forth share repurchases activity for each of the three months of the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1 - 31	—	$—	—	$11,154
November 1 - 30	—	$—	—	$11,154
December 1 - 31	—	$—	—	$—
Total	—	$—	—

Item 6.

[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Overview

CPI is a payments technology company providing a comprehensive range of payment cards and related digital solutions. We are a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and Software-as-a-Service-based (“SaaS-based”) instant issuance services. We are also a market leader in the production of “Prepaid Debit Cards,” which we define as debit cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®) but not linked to a traditional bank account, and related secure packaging solutions. We serve thousands of customers through direct and indirect sales channels and have maintained long-standing relationships with our top customers.

Our revenues are primarily generated from the production of and services related to secure debit and credit cards that are issued on the networks of the Payment Card Brands, including Prepaid Debit Cards.

Segment Overview

Our business consists of the following reportable segments: Debit and Credit, Prepaid Debit, and Other.

Debit and Credit Segment

Our Debit and Credit segment primarily produces secure debit and credit cards and provides card services for U.S. card-issuing financial institutions. Services include personalization; instant issuance, which provides customers the ability to issue an instant personalized debit or credit card on-demand within a customer location; and other payment solutions such as digital push provisioning for mobile wallets.

Prepaid Debit Segment

Our Prepaid Debit segment primarily provides secure packaging solutions, Prepaid Debit Cards, and other integrated prepaid card services to prepaid program managers in the U.S.

Other

Our Other segment includes corporate expenses.

Key Components of Results of Operations

Set forth below is a brief description of key line items of our consolidated statements of operations and comprehensive income.

Net Sales

Net sales reflect our revenue generated from the sale of products and services. Product net sales include the design and production of payment cards, including contact and contactless cards, which includes our eco-focused cards. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only cards. We also generate product revenue from the sale of our Card@Once® instant issuance system and consumables, private label credit cards and retail gift cards. Services net sales include revenue from the personalization and fulfillment of payment cards, tamper-evident secure packaging, fulfillment services, SaaS-based personalization of instant issuance payment cards and other digital offerings. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2 “Summary of Significant Accounting Policies” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates—Revenue Recognition” in this Annual Report on Form 10-K for further information and timing of revenue recognition for net sales. We include gross shipping and handling revenue in net sales.

Cost of Sales

Cost of sales includes the direct and indirect costs of the products we sell and the services that we provide. Product costs include the cost of raw materials, including microchips for all applicable cards and antennas for contactless cards, labor costs, equipment and facilities costs, operation overhead, depreciation and amortization, leases and transport costs. Product costs also include Card@Once instant issuance hardware and consumable product costs. Services costs include the cost of labor, raw materials in the case of tamper-evident secure packaging, equipment and facilities costs, operation overhead, depreciation and amortization, leases and transport costs. Cost of sales can be impacted by many factors, including volume, operational efficiencies, procurement costs, promotional activity, and employee relations. We include the costs of shipping and handling related to customer sales in cost of sales.

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

Other (Expense) Income, net

Other (expense) income, net consists primarily of interest expense and other non-operating items.

Income Tax Expense

Income tax expense consists of our federal and state income taxes at statutory rates, including the impact of other items such as valuation allowances, tax credits, permanent items, and foreign taxes.

Net Income

Net income consists of our income from operations, less other expense, net, and income taxes.

Results of Operations

Year Ended December 31, 2024 Compared With Year Ended December 31, 2023

The following table presents the components of our consolidated statements of operations and comprehensive income for each of the periods presented:

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$250,008	$249,354	$654	0.3%
Services	230,593	195,193	35,400	18.1%
Total net sales	480,601	444,547	36,054	8.1%
Cost of sales (1)	309,382	289,058	20,324	7.0%
Gross profit	171,219	155,489	15,730	10.1%
Operating expenses	108,427	93,899	14,528	15.5%
Income from operations	62,792	61,590	1,202	2.0%
Other expense, net:
Interest, net	(34,087)	(26,913)	(7,174)	26.7%
Loss on debt extinguishment	(2,987)	(243)	(2,744)	*
Other (expense) income, net	(691)	28	(719)	*
Income before taxes	25,027	34,462	(9,435)	(27.4)%
Income tax expense	(5,506)	(10,477)	4,971	(47.4)%
Net income	$19,521	$23,985	$(4,464)	(18.6)%

Gross profit margin	35.6%	35.0%

* Calculation not meaningful.

(1)	For the years ended December 31, 2024 and 2023, net sales and cost of sales each include $1.2 million and $0.7 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2024 compared to the corresponding prior year period. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the consolidated statements of operations and comprehensive income.

Net Sales:

Net sales increased for the year ended December 31, 2024, primarily due to higher Services net sales in our Prepaid Debit segment and higher personalization services net sales in our Debit and Credit segment.

Net sales were negatively impacted by reduced demand from some of our customers for debit and credit card products during 2023 and the first half of 2024, which we believe was the result of economic concerns and supply chain-related purchase timing, whereby certain customers increased their inventory of our products during 2022 amid product availability concerns and then focused on reducing their inventory levels in subsequent periods.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin increased for the year ended December 31, 2024, primarily due to higher net sales described above and the resulting operating leverage.

Operating Expenses:

Operating expenses increased for the year ended December 31, 2024, primarily due to increased compensation-related expenses, including employee performance-based incentive compensation related to stronger 2024 company performance compared to 2023 and salary expenses.

Interest, net:

Interest expense increased for the year ended December 31, 2024, primarily due to payment of an early redemption premium of $5.8 million related to the redemption of the $267.9 million 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”), as well as impacts from higher interest rates on the 10.000% Senior Secured Notes due 2029 (defined below) entered into on July 11, 2024.

Loss on Debt Extinguishment:

During the year ended December 31, 2024, we recorded a loss on debt extinguishment relating to unamortized deferred financing costs in connection with the redemption of the 2026 Senior Notes and the refinancing of our ABL Revolver Credit Agreement in July 2024.

Other (Expense) Income, net:

Other (expense) income, net increased for the year ended December 31, 2024, primarily due to expenses incurred related to a secondary offering of our common stock. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12, “Stockholders’ Deficit” of the consolidated financial statements for further information.

Income Tax Expense:

Our effective tax rates on pre-tax income were 22.0% and 30.4% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate for the year ended December 31, 2024 benefited from increased deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting, and benefits recognized due to the lapse of the statute of limitations related to specific uncertain tax benefit positions. The effective tax rate for the year ended December 31, 2023 was impacted by limitation of executive compensation deductibility related to the former Chief Executive Officer’s (“CEO’s”) retention agreement.

Segment Discussion

Debit and Credit:

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales	$375,261	$361,057	$14,204	3.9%
Gross profit	$128,095	$126,776	$1,319	1.0%
Income from operations	$92,856	$94,906	$(2,050)	(2.2)%

Gross profit margin	34.1%	35.1%

Net Sales:

Net sales for Debit and Credit increased for the year ended December 31, 2024, primarily due to increased Services net sales. The increase in Services net sales was driven by higher personalization and Card@Once services. Products net sales were relatively consistent, as higher volumes of contactless cards were offset by volume declines in contact-only and other cards.

Gross Profit and Gross Profit Margin:

Gross profit for Debit and Credit was relatively consistent and gross profit margin decreased for the year ended December 31, 2024 as the increase in net sales was offset by a higher volume of lower margin products sold compared to the prior year period.

Income from Operations:

Income from operations for Debit and Credit decreased for the year ended December 31, 2024, primarily due to increased employee performance-based incentive compensation related to stronger 2024 company performance compared to 2023 and salary expenses.

Prepaid Debit:

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Net sales	$106,541	$84,237	$22,304	26.5%
Gross profit	$43,124	$28,713	$14,411	50.2%
Income from operations	$37,201	$24,927	$12,274	49.2%

Gross profit margin	40.5%	34.1%

Net Sales:

Net sales for Prepaid Debit increased for the year ended December 31, 2024, primarily due to increased sales to existing customers of higher-priced packaging solutions and healthcare payment cards.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Prepaid Debit increased for the year ended December 31, 2024, primarily due to higher net sales discussed above and the resulting operating leverage.

Income from Operations:

Income from operations for Prepaid Debit increased for the year ended December 31, 2024, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above, partially offset by increased employee performance-based incentive compensation related to stronger 2024 company performance compared to 2023 and salary expenses.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(dollars in thousands)
Operating expenses	$67,265	$58,243	$9,022	15.5%

Operating Expenses:

Other operating expenses increased for the year ended December 31, 2024, primarily due to an increase in compensation-related expenses, including the factors discussed in consolidated “Operating Expenses” above.

Liquidity and Capital Resources

At December 31, 2024, we had $33.5 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven from net income and fluctuations in working capital. Our working capital fluctuates primarily due to the timing of tax payments, timing of receipts from customers, inventory purchases, payments of employee incentive programs and interest payments on our outstanding Senior Notes, with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows through our operating subsidiaries. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels, and our senior secured revolving credit facility (the “2029 ABL Revolver”) with available borrowing capacity of $72.8 million as of December 31, 2024, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations, and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. Factors include, but are not limited to, demand from some of our customers for certain products and services, changes in economic conditions, especially those impacting our customers, and the pricing, terms and availability of goods and services that we purchase, and financings that we enter into.

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2024 increased to $43.3 million from $34.0 million for the year ended December 31, 2023, primarily due to higher net income excluding debt refinancing costs and changes in working capital. Working capital changes included lower employee performance-based incentive compensation payments in 2024 related to 2023 performance as compared to those made in 2023 related to 2022 performance and lower cash paid for interest on our Senior Notes due to the timing of the refinancing, partially offset by payments for incentives related to a customer contract entered into in the first quarter of 2024, a $5.0 million payment pursuant to an agreement entered into on June 2, 2023 with the Company’s prior CEO, and deposits made on machinery and equipment yet to be placed in service. Working capital was also significantly impacted in 2024 by the timing of collections from customers and payments to our vendors.

Financing

As of December 31, 2024 and 2023, we had the following outstanding borrowings:

	December 31,
	2024	2023

	(dollars in thousands)
2029 Senior Notes	$285,000	$—
2026 Senior Notes	—	267,897
Unamortized deferred financing costs	(4,595)	(2,900)
Total long-term debt	$280,405	$264,997

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

Net proceeds from the 2029 Senior Notes, together with cash on hand, were used to redeem the entire principal balance of $267.9 million on the 2026 Senior Notes as of the Closing Date, and to pay related fees, an early redemption premium of 2.156%, and other expenses. The early redemption premium paid is recorded in “Interest, net” on the consolidated statement of operations and comprehensive income for the year ended December 31, 2024.

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

2029 ABL Revolver

On the Closing Date, the Company and CPI CG Inc. as borrower (the “Borrower”), entered into a credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “2029 ABL Revolver”) of up to $75.0 million (the “Maximum Revolver Amount”). The 2029 ABL Revolver is guaranteed by us and our subsidiaries (other than excluded subsidiaries (as defined in the ABL Credit Agreement)), and is secured by substantially all of the assets of the Company, the Borrower and their subsidiaries, (other than excluded subsidiaries (as defined in the ABL Credit Agreement)).

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

Borrowings under the 2029 ABL Revolver bear interest at a rate per annum that ranges based on the applicable term secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus 1.50% to 1.75% (subject, in each case, to a credit spread adjustment of 0.10%), based on the average daily borrowing capacity under the 2029 ABL Revolver over the most recently completed month. The unused portion of the 2029 ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily excess availability under the 2029 ABL Revolver over the immediately preceding month.

As of December 31, 2024, there were no outstanding borrowings on the 2029 ABL Revolver.

Credit Ratings and Debt Covenants

The credit ratings on our debt are an important consideration in our overall business, managing our financing costs and facilitating access to additional capital on favorable terms. Factors that we believe are important in assessing our credit ratings include earnings, cash flow generation, leverage, available liquidity and the overall health of the business.

The 2029 Senior Notes and the 2029 ABL Revolver contain covenants limiting the ability of the Company, the Borrower and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Borrower and its restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the indenture governing the 2029 Senior Notes and the ABL Credit Agreement.

The 2029 ABL Revolver includes limitations on the Borrower’s ability to borrow in certain situations, including limitations based on the calculation of borrowing capacity and further limitations that are triggered if the amount available to borrow under the ABL Revolver is less than the greater of $7.5 million and 10% of the Maximum Revolver Amount. The borrowing capacity represents the net availability under the ABL Revolver and is calculated as the lesser of a) the total of certain eligible assets, including cash, accounts receivable and inventories, further reduced by stated contribution percentages and adjustments (the “Borrowing Base”) and b) the Maximum Revolver Amount. The

Borrowing Base is further reduced by credit line reserves and letters of credit, as well as the loan ledger balance outstanding on the ABL Revolver. Additionally, commencing with the month immediately following a date on which borrowing capacity is below the greater of $7.5 million and 10% of the Maximum Revolver Amount and until such time that borrowing capacity equals or exceeds the greater of $7.5 million and 10% of the Maximum Revolver Amount for 30 consecutive days, the Company must maintain a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of at least 1.00 to 1.00, calculated for the trailing 12 months, in order to borrow under the ABL Revolver.

Cash Priorities

Capital Expenditures

We primarily use cash in investing activities for capital expenditures. During the year ended December 31, 2024, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $9.3 million.

During 2023, we commenced work on relocating and modernizing our production facility in Indiana. Capital expenditures, net for this project are anticipated to increase cash used in investing activities and assets acquired under lease arrangements in 2025.

Share Repurchase Authorization and Activity

On November 2, 2023, our board of directors approved a share repurchase plan authorizing us to repurchase up to $20.0 million of our common stock, par value $0.001 per share. This authorization expired on December 31, 2024 with a remaining unused authorized amount of $11.2 million.

During the year ended December 31, 2024, we repurchased 473,284 shares of our common stock at an average price of $18.16 per share, excluding commissions, or $8.6 million in aggregate, on a trade date basis. This amount includes 364,848 shares purchased from one of our significant stockholders at an average price of $18.09 per share, in accordance with the stock repurchase agreements entered into with Tricor Pacific Capital Partners (Fund IV) US, LP (“Parallel49”).

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of December 31, 2024, the total projected principal and interest payments on our borrowings are $429.7 million, primarily related to the 2029 Senior Notes, of which $29.2 million of interest is expected to be paid in the next 12 months.

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

Leases

We lease equipment and real property for production and services. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, “Financing and Operating Leases,” for details on our leasing arrangements, including future maturities of our operating lease liabilities, as of December 31, 2024.

In February 2024, we entered into a build-to-suit lease agreement to relocate and modernize our operations at our Fort Wayne, Indiana production facility, which is set to commence the later of: (i) the landlord’s delivery of exclusive possession of the premises and (ii) March 1, 2025. Under this lease agreement, we will pay an annual base rent of $0.9 million subject to an annual rent increase of 2.0%. The lease is for 10 years and includes two consecutive options to extend the term of the lease by five years for each such option.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2024, we had approximately $78.9 million of outstanding purchase obligations, of which approximately $66.5 million is expected to be paid in the next 12 months.

Included in the above amounts, during 2023, we entered into a capacity reservation agreement with one of our chip suppliers to reserve production supply capacity due to the current global supply shortage environment. Under the agreement, we agreed to pay certain fees in exchange for the supplier’s commitment to reserve capacity to produce a set quantity of chips from 2023 through 2026, subject to certain conditions, and we have committed to purchase those chips. The total value of the minimum non-cancellable commitment is approximately $190.0 million over the term of the agreement. As of December 31, 2024, the remaining commitment was $62.0 million, of which $49.9 million is expected to be paid in the next 12 months. In the event that the supplier is unable to deliver the specified quantity of chips, it will be subject to liquidated damages of 10% of the price of any non-delivered products.

Cyclical and Seasonal Nature of Business

Payment cards are generally influenced by broader cyclical changes in the economy, with economic downturns potentially resulting in decreases in the demand for our products and services and economic upturns potentially resulting in increases in demand. In particular, prolonged economic downturns typically have resulted in significant reductions in the production demand for general purpose credit cards due to tightening credit conditions. Our net sales are also influenced by changes in customer behavior such as altering inventory management practices, payment card renewal cycles and demand for new products, such as contactless cards. Additionally, we historically have generated higher net sales in the third and fourth quarters of the year, as our sales of Prepaid Debit Card solutions are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and services in anticipation of the holiday season in the United States and timing related to the production of health insurance and health savings account cards.

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

Revenue Recognition

Products Net Sales: “Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, we estimate net sales by taking actual costs incurred and applying historical margins for similar types of contracts. Margins across each business with similar contracts have been relatively consistent and we have not made changes to our methods and assumptions during 2024. Items included in “Products” net sales are produced payment cards, including contact, contactless, eco-focused, and magnetic stripe cards, private label credit cards and retail gift cards. Card@Once hardware and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping.

Services Net Sales: Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of payment cards, providing tamper-evident secure packaging and fulfillment services to prepaid program managers, and SaaS-based personalization of instant issuance debit and credit cards. For work performed but not completed and billed, we estimate revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Margins across each business with similar contracts have been relatively consistent and we have not made changes to our methods and assumptions during 2024.

Customer Contracts: The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. Usually our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis. The contract term as defined by the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

Costs to Obtain a Contract with a Customer: Costs to obtain a contract (“contract costs”) include only those costs incurred to obtain a contract that the Company would not have incurred if the contract had not been obtained. For contracts where the term is greater than one year, these costs are recorded as an asset and amortized consistent with the timing of the related revenue over the life of the contract. To do so, we estimate the amount of the contract costs over the term of the contract as well as the timing of future revenue over the term of the contract to determine the amortization of such costs. The current portion of the asset is included in “Prepaid expenses and other current assets” and the noncurrent portion is included in “Other assets” on the Company's consolidated balance sheets. Contract costs incurred but unpaid are included in “Accrued expenses” on the Company's consolidated balance sheets. Contract costs are expensed as incurred when the amortization period is one year or less.

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

During the ordinary course of business, there are transactions and calculations for which the ultimate tax determination is uncertain. The company is required to make estimates regarding future compensation for covered individuals to determine the value of its deferred tax assets related to the future deductibility of executive stock-based compensation and accrued incentive compensation, which also requires significant judgment. We also establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The reserves are established when we believe that certain positions are likely to be challenged and may not be fully sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or refinement of an estimate. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will impact the current provision for income taxes. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company’s valuation allowance recorded as of December 31, 2024, relates to certain state net operating losses, which the Company estimates may not be fully utilized. Additionally, other changes to the federal and state tax regulations can lead to variability in allowable deductions, which can impact the Company’s valuation allowance.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Assessment of impairment indicators from certain contracts with customers

As discussed in Note 2 to the financial statements, the Company records costs to obtain a contract with a term greater than one year as an asset and amortizes the costs consistent with the timing of the related revenue over the life of the contract. The asset is amortized as a reduction of the transaction price over the period of expected cash flows. The Company estimates the timing of future revenue to determine the amortization of such costs and assesses the asset for impairment. The current portion of the asset is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets on the Company’s consolidated balance sheet. As of December 31, 2024, the Company recorded $11.3 million in prepaid expenses and other current assets and $20.3 million in other assets, a portion of which related to these contract costs.

We identified the assessment of any indicators of impairment of the costs to obtain certain contracts with a term greater than one year as a critical audit matter. Subjective auditor judgment was required to assess any indicators of impairment due to the nature of available evidence.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the Company’s assessment of any indicators of impairment. We compared actual revenue recorded to the terms of certain contracts with customers to determine if any indicators of impairment existed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
March 4, 2025

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$33,544	$12,413
Accounts receivable, net	85,491	73,724
Inventories, net	72,660	70,594
Prepaid expenses and other current assets	11,347	8,647
Total current assets	203,042	165,378
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	68,648	63,053
Intangible assets, net	10,492	14,122
Goodwill	47,150	47,150
Other assets	20,325	3,980
Total assets	$349,657	$293,683
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$16,123	$12,802
Accrued expenses	57,979	35,803
Deferred revenue and customer deposits	1,485	840
Total current liabilities	75,587	49,445
Long-term debt	280,405	264,997
Deferred income taxes	3,318	7,139
Other long-term liabilities	25,968	24,038
Total liabilities	385,278	345,619
Commitments and contingencies (Note 14)
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and 2023	—	—
Stockholders’ deficit:
Common stock; $0.001 par value—100,000,000 shares authorized; 11,240,507 and 11,446,155 shares issued and outstanding at December 31, 2024 and 2023, respectively	11	11
Capital deficiency	(105,429)	(102,223)
Accumulated earnings	69,797	50,276
Total stockholders’ deficit	(35,621)	(51,936)
Total liabilities and stockholders’ deficit	$349,657	$293,683

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Net sales:
Products	$250,008	$249,354
Services	230,593	195,193
Total net sales	480,601	444,547
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	166,036	161,374
Services (exclusive of depreciation and amortization shown below)	131,952	117,397
Depreciation and amortization	11,394	10,287
Total cost of sales	309,382	289,058
Gross profit	171,219	155,489
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	103,401	88,255
Depreciation and amortization	5,026	5,644
Total operating expenses	108,427	93,899
Income from operations	62,792	61,590
Other expense, net:
Interest, net	(34,087)	(26,913)
Loss on debt extinguishment	(2,987)	(243)
Other (expense) income, net	(691)	28
Total other expense, net	(37,765)	(27,128)
Income before income taxes	25,027	34,462
Income tax expense	(5,506)	(10,477)
Net income	$19,521	$23,985

Basic and diluted earnings per share:
Basic earnings per share	$1.75	$2.10
Diluted earnings per share	$1.64	$2.01

Basic weighted-average shares outstanding	11,152,648	11,426,124
Diluted weighted-average shares outstanding	11,878,076	11,917,556

Comprehensive income:
Net income	$19,521	$23,985
Total comprehensive income	$19,521	$23,985

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

	Common Stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficiency	earnings (loss)	Deficit
December 31, 2022	11,390,355	$11	$(108,379)	$26,291	$(82,077)
Shares issued under stock-based compensation plans	68,980	—	(368)	—	(368)
Stock-based compensation	—	—	7,507	—	7,507
Repurchase and retirement of common shares	(13,180)	—	(983)	—	(983)
Components of comprehensive income:
Net income	—	—	—	23,985	23,985
December 31, 2023	11,446,155	$11	$(102,223)	$50,276	$(51,936)
Shares issued under stock-based compensation plans	267,636	—	(3,806)	—	(3,806)
Stock-based compensation	—	—	8,545	—	8,545
Repurchase and retirement of common shares	(473,284)	—	(7,945)	—	(7,945)
Components of comprehensive income:
Net income	—	—	—	19,521	19,521
December 31, 2024	11,240,507	$11	$(105,429)	$69,797	$(35,621)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net income	$19,521	$23,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,790	12,065
Amortization expense	3,630	3,866
Stock-based compensation expense	8,545	7,507
Amortization of debt issuance costs	1,536	1,855
Loss on early extinguishment of debt	8,763	243
Deferred income taxes and other, net	(3,935)	(324)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,786)	6,795
Inventories	(1,990)	(1,638)
Prepaid expenses and other assets	(19,665)	2,346
Income taxes, net	985	(1,162)
Accounts payable	2,762	(11,260)
Accrued expenses and other liabilities	21,512	(7,506)
Deferred revenue and customer deposits	645	(2,731)
Cash provided by operating activities	43,313	34,041
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(9,257)	(6,405)
Other	36	183
Cash used in investing activities	(9,221)	(6,222)
Financing activities
Principal payments on 2026 Senior Notes	(267,897)	(16,954)
Proceeds from 2029 Senior Notes	285,000	—
Net proceeds from ABL Revolver	—	(5,000)
Payments on finance lease obligations	(5,221)	(3,871)
Common stock repurchased	(8,678)	(250)
Debt issuance costs	(6,583)	—
Payment for debt early redemption premium	(5,776)	—
Taxes withheld and paid on stock-based compensation awards	(3,806)	(368)
Cash used in financing activities	(12,961)	(26,443)
Effect of exchange rates on cash	—	—
Net increase in cash and cash equivalents	21,131	1,376
Cash and cash equivalents, beginning of period	12,413	11,037
Cash and cash equivalents, end of period	$33,544	$12,413
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$26,319	$25,738
Income taxes paid	$9,760	$10,462
Income taxes refunded	$(475)	$(86)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,292	$3,091
Financing leases	$9,929	$11,285
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$662	$102

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts or as otherwise indicated)

1. Business

CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payments technology company providing a comprehensive range of payment cards and related digital solutions. CPI is a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and SaaS-based instant issuance services. CPI is also a market leader in the production of Prepaid Debit Cards and related secure packaging solutions.

CPI’s revenues are primarily generated from the production of and services related to secure debit and credit cards that are issued on the networks of the Payment Card Brands (Visa, Mastercard, American Express, and Discover), including Prepaid Debit Cards. The Company’s business consists of the following reportable segments:

●	Debit and Credit: primarily produces secure debit and credit cards and provides card services for U.S. card-issuing financial institutions. Services include personalization; instant issuance, which provides customers the ability to issue an instant personalized debit or credit card on-demand within a customer location; and other payment solutions such as digital push provisioning for mobile wallets;
●	Prepaid Debit: primarily provides secure packaging solutions, Prepaid Debit Cards, and other integrated prepaid card services, to prepaid program managers in the U.S.; and
●	Other: primarily corporate expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These accounting principles require management to make assumptions and estimates relating to the reporting of assets and liabilities in its preparation of the consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, leases, valuation allowances for inventories and deferred taxes, revenue recognized for work performed but not completed, recognition of amounts and timing of contract costs and uncertain tax positions. Actual results could differ from those estimates.

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

	December 31,
	2024	2023
Trade accounts receivable	$78,464	$69,245
Unbilled accounts receivable	7,213	4,725
	85,677	73,970
Less allowance for credit losses	(186)	(246)
Total accounts receivable, net	$85,491	$73,724

The Company maintains an allowance for potential credit losses based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it is determined collection will not occur. The provision for credit losses was immaterial for both the years ended December 31, 2024 and 2023.

For both years ended December 31, 2024 and 2023, one customer represented 18% of the Company’s consolidated net sales.

Inventories

Inventories consist of raw materials and finished goods, and are measured at the lower of cost or net realizable value (determined on a first-in, first-out or specific identification basis). Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Finished goods inventory represents primarily stock cards and Card@Once hardware. The stock cards are not produced for a specific customer, but are ready to be personalized and sold as customer orders are received. The Company monitors inventory for events or circumstances that may indicate the net realizable value is less than the carrying value of inventory, such as negative margins, expiration of material usage and other forms of obsolescence, and records adjustments to the valuation of inventory, as necessary.

For the year ended December 31, 2024 approximately 95% of the total value of purchased microchips and antennas came from three main suppliers, and approximately 78% came from one supplier. Approximately 96% of the total value of purchased microchips and antennas for the year ended December 31, 2023 came from four main suppliers, and approximately 72% came from one supplier.

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

Goodwill and Intangible Assets

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350) and tests at least annually or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company performs its goodwill impairment test by comparing the fair value of the reporting unit with the carrying amount. If this qualitative assessment indicates it is more likely than not the fair value of a reporting unit is less than the carrying amount, a one-step quantitative test is then performed. Factors management considers in this assessment include macroeconomic, industry and market considerations, overall financial performance (both current and projected), cost increases impacting earnings and cash flows, changes in management and strategy, and changes in the composition or carrying amount of net assets. In the event a reporting unit’s carrying value exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.

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

Sales Tax

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from net sales as defined in ASC 606, Revenue from Contracts with Customers. Cash collected from customers is recorded in “Accrued expenses” on the Company’s consolidated balance sheets and then remitted to the proper taxing authority.

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

Net Sales

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the Company has an enforceable right to payment for work performed. For work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are the design and production of payment cards, including contact, contactless, eco-focused, and magnetic stripe cards, CPI’s eco-focused solutions, including cards made with upcycled plastic, metal cards, private label credit cards and retail gift cards. Card@Once hardware and consumables are also included in “Products” net sales, and their associated revenues are recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

Services Net Sales

Net sales are recognized for “Services” as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of payment cards, providing tamper-evident secure packaging and fulfillment services to prepaid program managers, and SaaS-based personalization of instant issuance debit and credit cards. As applicable, for work performed but not completed and unbilled, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

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

Costs to Obtain a Contract with a Customer

Costs to obtain a contract (“contract costs”) include only those costs incurred to obtain a contract that the Company would not have incurred if the contract had not been obtained. For contracts where the term is greater than one year, these costs are recorded as an asset and amortized consistent with the timing of the related revenue over the life of the contract. The current portion of the asset is included in “Prepaid expenses and other current assets” and the noncurrent portion is included in “Other assets” on the Company's consolidated balance sheets. Contract costs incurred but unpaid are included in “Accrued expenses” on the Company's consolidated balance sheets. Contract costs are expensed as incurred when the amortization period is one year or less.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will require enhanced segment disclosures. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2023. The application of ASU 2023-07 did not change which segments are currently reported but did result in additional disclosure in the notes to the financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require a disaggregated rate reconciliation disclosure as well as additional information regarding taxes paid. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2024. The Company has elected not to early adopt this accounting standard.

The adoption of this standard will result in additional income tax disclosures; however, the Company does not anticipate that it will have a material impact on the Company’s consolidated financial position and results of operations.

In November 2024, the Financial Accounting Standards Board issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which will require disclosure of disaggregated information about certain expense captions presented in the income statement. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is evaluating the impact of adoption of this standard and does not anticipate that it will have a material impact on the Company’s consolidated financial position and results of operations.

3. Net Sales

The Company disaggregates its net sales by major source as follows:

	For the year ended December 31, 2024
	Products	Services	Total
Debit and Credit	$251,146	$124,115	$375,261
Prepaid Debit	—	106,541	106,541
Intersegment eliminations	(1,138)	(63)	(1,201)
Total	$250,008	$230,593	$480,601

	For the year ended December 31, 2023
	Products	Services	Total
Debit and Credit	$250,047	$111,010	$361,057
Prepaid Debit	—	84,237	84,237
Intersegment eliminations	(693)	(54)	(747)
Total	$249,354	$195,193	$444,547

4. Inventories

Inventories consisted of the following:

	December 31,
	2024	2023
Raw materials	$64,818	$64,056
Finished goods	7,842	6,538
Total inventories, net	$72,660	$70,594

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	December 31,
	2024	2023
Machinery and equipment	$71,781	$67,506
Machinery and equipment under financing leases	32,272	23,774
Furniture, fixtures and computer equipment	1,123	107
Leasehold improvements	18,875	16,335
Construction in progress	5,141	1,778
Operating lease right-of-use assets	15,090	19,989
	144,282	129,489
Less accumulated depreciation and amortization	(75,634)	(66,436)
Total plant, equipment, leasehold improvements and operating lease right-of-use assets, net	$68,648	$63,053

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 9, “Financing and Operating Leases.”

There were no impairments of the Company’s plant, equipment, leasehold improvements and operating leases right-of-use assets for the years ended December 31, 2024 and 2023.

6. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at December 31, 2024 and 2023. The Company completed its goodwill impairment testing as of October 1, 2024 and did not identify any goodwill impairment during the years ended December 31, 2024 and 2023.

Intangible assets consist of customer relationships, acquired technology, and trademarks. There were no impairments of the Company’s amortizable intangible assets for the years ended December 31, 2024 and 2023.

At December 31, 2024 and 2023, intangible assets, excluding goodwill, were comprised of the following:

		December 31, 2024			December 31, 2023
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	17.2	$55,454	$(45,248)	$10,206	$55,454	$(41,971)	$13,483
Acquired technology	10.0	7,101	(7,101)	—	7,101	(6,967)	134
Trademarks	8.7	3,330	(3,044)	286	3,330	(2,825)	505
Intangible assets subject to amortization		$65,885	$(55,393)	$10,492	$65,885	$(51,763)	$14,122

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2024 was as follows:

2025	$3,440
2026	2,471
2027	1,947
2028	1,580
2029	1,054
$10,492

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the consolidated balance sheets were as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2024
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2024	2024	Level 1	Level 2	Level 3
Liabilities:
2029 Senior Notes	$285,000	$304,571	$—	$304,571	$—

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2023
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2023	2023	Level 1	Level 2	Level 3
Liabilities:
2026 Senior Notes	$267,897	$261,834	$—	$261,834	$—

The aggregate fair value of the Company’s 2029 Senior Notes and 2026 Senior Notes (each as defined in Note 10, “Long-Term Debt”) was based on quoted prices for identical or similar liabilities in markets that are not active and, as a result, they are classified as Level 2 inputs.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023
Accrued payroll and related employee expenses	$9,493	$11,431
Accrued employee performance-based incentive compensation	4,664	667
Employer payroll taxes	868	298
Accrued rebates	3,956	2,919
Capitalized contract costs payable	8,000	—
Accrued interest	13,506	6,830
Current operating and financing lease liabilities	9,065	7,318
Accrued share repurchases	—	733
Other	8,427	5,607
Total accrued expenses	$57,979	$35,803

Other accrued expenses as of December 31, 2024 and 2023 consisted primarily of miscellaneous accruals for invoices not yet received, executive retention and severance, and self-insurance claims incurred but have yet to be reported.

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

The components of operating and finance lease costs were as follows:

	Year Ended December 31,
	2024	2023
Operating lease costs	$3,278	$3,191
Short-term and variable lease costs	1,009	741
Total expense from operating leases	$4,287	$3,932

Finance lease costs:
Right-of-use amortization expense	$3,198	$2,314
Interest on lease liabilities	1,104	784
Total financing lease costs	$4,302	$3,098

The following table reflects balances for operating and financing leases:

	December 31,
	2024	2023
Operating leases:
Operating lease right-of-use assets, net of amortization	$9,853	$11,234

Current operating lease liabilities	$2,468	$2,539
Non-current operating lease liabilities	8,242	9,384
Total operating lease liabilities	$10,710	$11,923

Financing leases:
Plant, equipment and leasehold improvements	$32,272	$23,774
Accumulated depreciation	(6,533)	(3,335)
Total financing leases in plant, equipment and leasehold improvements, net	$25,739	$20,439

Current financing lease liabilities	$6,597	$4,779
Non-current financing lease liabilities	16,204	13,327
Total financing lease liabilities	$22,801	$18,106

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net” on the Company's consolidated balance sheets. Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities” on the Company's consolidated balance sheets. As of December 31, 2024, the Company had additional operating lease payment obligations, related to buildings and office space, of approximately $8.0 million which had not yet commenced. These leases are expected to commence in 2025 and have lease terms of up to 10 years.

Components of lease expense were as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term:
Operating leases	4.06	4.70
Financing leases	3.84	3.98

Weighted-average discount rate:
Operating leases	7.04%	7.19%
Financing leases	6.23%	6.28%

Cash paid on operating lease liabilities was $2.5 million and $2.4 million during the years ended December 31, 2024 and 2023, respectively.

Future cash payment with respect to lease obligations as of December 31, 2024 were as follows:

	Operating	Financing
	Lease	Leases
Year Ending
2025	$3,142	$7,831
2026	2,987	6,416
2027	2,833	5,485
2028	2,513	4,224
2029	886	1,707
Total lease payments	12,361	25,663
Less imputed interest	(1,651)	(2,862)
Total	$10,710	$22,801

10. Long-Term Debt

As of December 31, 2024 and 2023, long-term debt consisted of the following:

	December 31,
	2024	2023
2029 Senior Notes	$285,000	$—
2026 Senior Notes	—	267,897
Unamortized deferred financing costs	(4,595)	(2,900)
Total long-term debt	280,405	264,997
Less current maturities	—	—
Long-term debt, net of current maturities	$280,405	$264,997

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

Net proceeds from the 2029 Senior Notes, together with cash on hand, were used to redeem the entire principal balance of $267.9 million of the 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”) as of the Closing Date, and to pay related fees, an early redemption premium of 2.156%, and other expenses. The early redemption premium paid is recorded in “Interest, net” on the consolidated statement of operations and comprehensive income for the year ended December 31, 2024.

The 2029 Senior Notes mature on July 15, 2029. Interest is payable on the 2029 Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2025. The 2029 Senior Notes are guaranteed by the Company and its domestic subsidiaries (other than the Issuer), and are secured by substantially all of the assets of the Issuer and the guarantors, subject to customary exceptions. The Company may be required to make an offer to repurchase the 2029 Senior Notes, upon the occurrence of certain events including a change of control or certain asset sales. The 2029 Senior Notes also require the Company to comply with certain covenants limiting the ability of the Company and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the indenture governing the 2029 Senior Notes.

2029 ABL Revolver

On the Closing Date, the Company and CPI CG Inc. as borrower (the “Borrower”), entered into a credit agreement (the “ABL Credit Agreement”) with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “2029 ABL Revolver”) of up to $75.0 million (the “Maximum Revolver Amount”). The 2029 ABL Revolver is guaranteed by the Company and its subsidiaries (other than excluded subsidiaries (as defined in the ABL Credit Agreement)), and is secured by substantially all of the assets of the Company, the Borrower and their subsidiaries (other than excluded subsidiaries (as defined in the ABL Credit Agreement)).

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

Borrowings under the 2029 ABL Revolver bear interest at a rate per annum that ranges based on the applicable term secured overnight financing rate (“SOFR”) as administered by the Federal Reserve Bank of New York plus 1.50% to 1.75% (subject, in each case, to a credit spread adjustment of 0.10%), based on the average daily borrowing capacity under the 2029 ABL Revolver over the most recently completed month. The unused portion of the 2029 ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily excess availability under the 2029 ABL Revolver over the immediately preceding month.

The 2029 ABL Revolver includes limitations on the Borrower’s ability to borrow in certain situations, including limitations based on the calculation of borrowing capacity and further limitations that are triggered if the amount available to borrow under the ABL Revolver is less than the greater of $7.5 million and 10% of the Maximum Revolver Amount. The borrowing capacity represents the net availability under the ABL Revolver and is calculated as the lesser of a) the total of certain eligible assets, including cash, accounts receivable and inventories, further reduced by stated contribution percentages and adjustments (the “Borrowing Base”) and b) the Maximum Revolver Amount. The Borrowing Base is further reduced by credit line reserves and letters of credit, as well as the loan ledger balance outstanding on the ABL Revolver. Additionally, commencing with the month immediately following a date on which borrowing capacity is below the greater of $7.5 million and 10% of the Maximum Revolver Amount and until such time that borrowing capacity equals or exceeds the greater of $7.5 million and 10% of the Maximum Revolver Amount for 30 consecutive days, the Company must maintain a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of at least 1.00 to 1.00, calculated for the trailing 12 months, in order to borrow under the ABL Revolver.

The 2029 ABL Revolver contains covenants limiting the ability of the Company, the Borrower and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Borrower and its restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the ABL Credit Agreement.

As of December 31, 2024, there were no outstanding borrowings on the 2029 ABL Revolver.

Deferred Financing Costs

Certain costs incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective-interest rate method. As of December 31, 2024, the remaining unamortized debt issuance costs recorded on the 2029 Senior Notes were $4.6 million and are reported as a reduction to the long-term debt balance. The remaining unamortized debt issuance costs on the 2029 ABL Revolver were $1.4 million and are recorded as other assets (current and long-term) on the consolidated balance sheet as of December 31, 2024.

During the year ended December 31, 2024, the Company recorded a $3.0 million loss on debt extinguishment relating to the unamortized deferred financing costs in connection with the redemption of the 2026 Senior Notes and the termination of the 2026 ABL Revolver.

11. Income Taxes

Income tax expense and effective income tax rates consist of the following:

	December 31,
	2024	2023
Current taxes:
Domestic	$9,318	$10,126
Foreign	9	20
	9,327	10,146
Deferred taxes:
Domestic	(3,821)	331
Foreign	—	—
	(3,821)	331
Income tax expense	$5,506	$10,477
Income before income taxes:
Domestic income	$24,987	$34,400
Foreign income	40	62
Total	$25,027	$34,462
Effective income tax rate	22.0%	30.4%

The Company’s effective tax rates on pre-tax income were 22.0% and 30.4% for the years ended December 31, 2024 and 2023, respectively. The decrease in the Company’s effective tax rate for the year ended December 31, 2024 compared to the prior year related to increased deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting, and a decrease in unrecognized tax benefits due to the lapse of statute of limitations. The effective tax rate for the year ended December 31, 2023 was impacted by limitation of executive compensation deductibility related to the former CEO’s retention agreement.

For the years ended December 31, 2024 and 2023, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	5.4	4.4
Expiration of capital loss carryover	7.1	—
Valuation allowance	(7.1)	—
Unrecognized tax benefits	(2.8)	0.1
Tax credits	(1.4)	(0.5)
Permanent items(1)	(0.2)	5.3
Other	—	0.1
Effective income tax rate	22.0%	30.4%
(1)	Includes the deductibility limitations on excess compensation.

For the year ended December 31, 2024, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, which had a tax rate impact of 5.4%. Other items impacting the effective tax rate in 2024 include unrecognized tax benefits, tax deductibility limitations on executive compensation and permanent items. For the year ended December 31, 2023, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, which had a tax rate impact of 4.4%. Other items impacting the effective tax rate in 2023 include tax deductibility limitations on executive compensation and permanent items.

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Accrued expense	$3,414	$1,928
Net operating loss carryforward	133	130
Stock-based compensation	2,400	1,798
Interest limitation	2,424	1,689
Lease liability	2,730	3,026
Capital loss carryover	—	2,110
Research and development costs	2,070	1,350
Other	2,772	3,244
Total gross deferred tax assets	15,943	15,275
Valuation allowance	(872)	(2,616)
Net deferred tax assets	15,071	12,659
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(8,552)	(8,825)
Intangible assets	(6,075)	(6,745)
Right-of-use assets	(2,511)	(2,851)
Other	(1,251)	(1,377)
Total gross deferred tax liabilities	(18,389)	(19,798)
Net deferred tax liabilities	$(3,318)	$(7,139)

The valuation allowance as of December 31, 2024, is primarily relating to the use of state interest deductions that may generate future state net operating losses, which may not be fully recognized. The valuation allowance as of December 31, 2023 related to a capital loss realized on the sale of a foreign subsidiary whereby the Company did not anticipate a capital gain in the foreseeable future that would allow for the recognition of the capital loss carryover. The capital loss carryover expired after five years, which was December 31, 2024.

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

The Company has recorded compensation for certain covered employees in excess of $1.0 million per year. Under Internal Revenue Code (IRC) Section 162(m), the Company is prohibited from deducting the amount of tax compensation that exceeds $1.0 million per year for these employees. The covered employees are defined as the CEO, Chief Financial Officer (“CFO”), and the three next-highest-compensated officers of the Company. The Company considers the impact of the estimated IRC Section 162(m) limitations on the future deductibility of existing temporary differences.

Unrecognized Tax Benefits

Unrecognized tax benefits represent the aggregate tax effect of differences between the tax return positions and the amounts otherwise recognized in the Company’s consolidated financial statements, and are reflected in “Accrued expenses” and “Other long-term liabilities” on the Company’s consolidated balance sheets. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax provision only when based upon the technical merits, it is “more-likely-than-not” that the tax position will be sustained upon examination.

Balance as of December 31, 2023	$1,317
Increase related to current year tax position	82
Increase related to prior year tax position	37
Decrease related to lapse of statute of limitations	(767)
Balance as of December 31, 2024	$669

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $0.1 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

The Company believes that it is reasonably possible that approximately $0.5 million of its unrecognized tax benefits may be recognized by the end of 2025 as a result of a lapse of the statute of limitations, which is reflected in “Accrued expenses” on the Company’s consolidated balance sheets as of December 31, 2024.

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

Share Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expired on December 31, 2024 with a remaining unused authorized amount of $11.2 million.

During the year ended December 31, 2024, the Company repurchased 473,284 shares of its common stock at an average price of $18.16 per share, excluding commissions, or $8.6 million in aggregate, on a trade date basis. This amount includes 364,848 shares purchased from one of the Company’s significant stockholders at an average price of $18.09 per share, in accordance with the stock repurchase agreements entered into with Tricor Pacific Capital Partners (Fund IV) US, LP (“Parallel49”).

Secondary Offering

On September 30, 2024, significant stockholders Tricor Pacific Capital Partners (Fund IV), LP and Tricor Pacific Capital Partners (Fund IV) US, LP entered into an underwriting agreement for the sale of an aggregate of 1,380,000 shares of CPI common stock in a public offering. In conjunction with the Company’s initial public offering in October 2015, the Company entered into a registration rights agreement with its significant stockholders whereby the Company is required to pay expenses incurred in an offering of shares of CPI common stock by the Company’s significant stockholders other than underwriters’ fees, discounts, commissions, and certain transfer taxes.

The offering contemplated in the underwriting agreement closed on October 2, 2024, and total expenses paid by the Company on behalf of the significant stockholders pursuant to the registration rights agreement for the offering were approximately $0.5 million. The Company did not sell any securities in the offering and did not receive any proceeds from the sale of the shares offered by the significant stockholders.

13. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the years ended December 31, 2024 and 2023, 36,826 and 72,049 potentially dilutive securities, respectively, are excluded from the calculation of diluted earnings per share. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023
Numerator:
Net income	$19,521	$23,985

Denominator:
Basic weighted-average common shares outstanding	11,152,648	11,426,124
Dilutive shares	725,428	491,432
Diluted weighted-average common shares outstanding	11,878,076	11,917,556

Basic earnings per share	$1.75	$2.10

Diluted earnings per share	$1.64	$2.01

14. Commitments and Contingencies

Commitments

During 2023, the Company entered into a capacity reservation agreement with one of its chip suppliers to reserve production supply capacity due to the current global supply shortage environment. Under the agreement, we agreed to pay certain fees in exchange for the supplier’s commitment to reserve capacity to produce a set quantity of chips from 2023 through 2026, subject to certain conditions, and we have committed to purchase those chips. As of December 31, 2024, the remaining commitment was $62.0 million, of which $49.9 million is expected to be paid in the next 12 months with the remaining expected to be paid in 2026. The Company's total purchases under this commitment were $68.4 million and $60.8 million during the years ended December 31, 2024 and 2023, respectively.

Refer to Note 9 “Financing and Operating Leases” for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2026 and 2029 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs. The Company’s financing leases expire at various dates between 2025 and 2029 and contain purchase options which the Company may exercise to keep the machinery in use.

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

The aggregate amounts charged to expense in connection with the plan were $2.4 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, there were 866,564 shares of common stock available for grant under the Omnibus Plan. Options have seven-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding as of December 31, 2023	909,438	$18.79	4.06	$6,482
Exercised	(125,144)	5.98	—
Expired	(1,459)	24.71	—
Forfeited	(1,572)	18.01	—
Outstanding as of December 31, 2024	781,263	$20.84	2.67	$9,925
Options vested and exercisable as of December 31, 2024	711,979	$20.70	2.52	$9,333

Options vested and expected to vest as of December 31, 2024	781,263	$20.84	2.67	$9,925

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
		Grant-Date
	Number	Fair Value
Unvested as of December 31, 2023	160,121	$10.92
Vested	(89,265)	10.69
Forfeited	(1,572)	11.12
Unvested as of December 31, 2024	69,284	$11.21

Unvested stock options of 69,284 as of December 31, 2024 have a seven-year term and are expected to vest ratably over a two-year period on each anniversary of the grant date. No options were granted during the year ended December 31, 2024. The weighted average fair value of options granted during the year ended December 31, 2023 was $11.21. The total fair value of options vested during the years ended December 31, 2024 and 2023 was $1.0 million and $1.2 million, respectively.

The fair value of the stock option awards granted for the year ended December 31, 2023 was determined using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2024	2023
Expected term in years (1)	—	2.90
Volatility (2)	—%	73.16%
Risk-free interest rate (3)	—%	4.46%
Dividend yield (4)	—%	—%
(1)	The Company estimated the expected term based on the average of the weighted-average vesting period and the contractual term of the stock option awards by utilizing the “simplified method,” as the Company does not have sufficient available historical data to estimate the expected term of these stock option awards.
(2)	Volatility was based on a weighting of the Company’s historical volatility and a representative peer group, which is comprised of companies with similar industry, size and financial leverage.
(3)	The risk-free interest rate was determined by using the United States Treasury rate for the period consistent with the expected term described above.
(4)	The Company’s expected annual dividend yield was zero based on current practice.

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2024 under the Omnibus Plan:

			Weighted-Average
			Remaining
		Weighted-Average	Amortization
		Grant-Date	Period
	Shares	Fair Value	(in Years)
Outstanding as of December 31, 2023	713,360	$21.25
Granted	226,739	23.90
Vested	(305,348)	21.57
Forfeited	(38,535)	20.30
Outstanding as of December 31, 2024	596,216	$22.15	1.25

The restricted stock unit awards contain conditions associated with continued employment or service. Restricted stock units granted in 2024 are expected to vest ratably over a one or three-year period on each anniversary of the grant date. Shares of common stock will be issued to the award recipients on the vesting date. The weighted average fair value of restricted stock units granted during the years ended December 31, 2024 and 2023 was $23.90 and $21.39, respectively. The total fair value of shares vested during the years ended December 31, 2024 and 2023 was $6.6 million and $2.2 million, respectively.

During 2024, executives received a quarterly restricted stock unit grant comprising one-fourth of the annual equity-based incentive component of their total compensation. The number of shares awarded will be determined based on a value tied to the monthly average closing price of the Company’s common stock.

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

In January 2024, the Company granted 60,000 performance stock units (PSU) in connection with the appointment of its CEO, with a grant date fair value of $0.9 million using a Monte Carlo simulation model. The PSU award will vest, subject to continued employment, in equal one-third increments upon the attainment of the rolling weighted average closing price of the Company’s common stock equaling or exceeding each of $35.00, $50.00, and $65.00, in each case, for at least 90 consecutive trading days during the five-year performance period commencing on the grant date. Additionally, the Company granted its CEO 40,000 restricted stock units which will vest entirely at the end of the four year service period.

As of December 31, 2024, the total unrecognized compensation expense related to unvested options and restricted stock units was $7.1 million, which the Company expects to recognize over an estimated weighted-average period of approximately 1.3 years.

17. Segment Reporting

The Company’s chief operating decision maker is its CEO, who is charged with management of the Company and is responsible for the evaluation of operating performance and decision-making about the allocation of resources to operating segments based on the measures of net sales and EBITDA.

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

As of December 31, 2024, the Company’s reportable segments were as follows:

●	Debit and Credit;
●	Prepaid Debit; and
●	Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces secure debit and credit cards and provides card services, including digital services, for U.S. card-issuing financial institutions. Products produced by this segment primarily include payment cards, including contact, contactless, eco-focused, and magnetic stripe cards. This segment also provides personalization services; instant issuance solutions, which provides customers the ability to issue an instant personalized debit or credit card on-demand within a customer location; and other payment solutions such as digital push provisioning.

Prepaid Debit Segment

The Prepaid Debit segment primarily provides integrated prepaid card services to prepaid program managers primarily in the U.S., including tamper-evident secure packaging. This segment also produces payment cards issued on the networks of the Payment Card Brands that are included in the tamper-evident secure packages.

Other

The Other segment includes corporate expenses.

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the years ended December 31, 2024 and 2023, were as follows:

	Year Ended December 31, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$251,146	$—	$—	$(1,138)	$250,008
Services	124,115	106,541	—	(63)	230,593
Total net sales	375,261	106,541	—	(1,201)	480,601
Cost of sales
Products(1)	167,174	—	—	(1,138)	166,036
Services(1)	72,255	59,760	—	(63)	131,952
Depreciation and amortization	7,737	3,657	—	—	11,394
Total cost of sales	247,166	63,417	—	(1,201)	309,382
Gross profit	128,095	43,124	—	—	171,219
Operating expenses	35,239	5,923	67,265	—	108,427
Income (loss) from operations	$92,856	$37,201	$(67,265)	$—	$62,792

EBITDA by segment:
Income (loss) from operations	$92,856	$37,201	$(67,265)	$—	$62,792
Depreciation and amortization	8,854	3,896	3,670	—	16,420
Other income (expense)	(82)	(10)	(3,586)	—	(3,678)
EBITDA	$101,628	$41,087	$(67,181)	$—	$75,534

Gross profit margin	34.1%	40.5%	*	*	35.6%
EBITDA margin	27.1%	38.6%	*	*	15.7%
*	Calculation not meaningful.
(1)	Exclusive of depreciation and amortization.

	Year Ended December 31, 2023
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$250,047	$—	$—	$(693)	$249,354
Services	111,010	84,237	—	(54)	195,193
Total net sales	361,057	84,237	—	(747)	444,547
Cost of sales
Products(1)	162,067	—	—	(693)	161,374
Services(1)	64,461	52,990	—	(54)	117,397
Depreciation and amortization	7,753	2,534	—	—	10,287
Total cost of sales	234,281	55,524	—	(747)	289,058
Gross profit	126,776	28,713	—	—	155,489
Operating expenses	31,870	3,786	58,243	—	93,899
Income (loss) from operations	$94,906	$24,927	$(58,243)	$—	$61,590

EBITDA by segment:
Income (loss) from operations	$94,906	$24,927	$(58,243)	$—	$61,590
Depreciation and amortization	9,025	2,860	4,046	—	15,931
Other income (expense)	29	(1)	(243)	—	(215)
EBITDA	$103,960	$27,786	$(54,440)	$—	$77,306

Gross profit margin	35.1%	34.1%	*	*	35.0%
EBITDA margin	28.8%	33.0%	*	*	17.4%
*	Calculation not meaningful.
(1)	Exclusive of depreciation and amortization.

	December 31,
	2024	2023
Net income	$19,521	$23,985
Interest, net	34,087	26,913
Income tax expense	5,506	10,477
Depreciation and amortization	16,420	15,931
EBITDA	$75,534	$77,306

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Debit and Credit	$248,970	$235,680
Prepaid Debit	60,621	38,265
Other	40,066	19,738
Total assets	$349,657	$293,683

Capital Expenditures of Reportable Segments

Total capital expenditures of the Company’s reportable segments as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Debit and Credit	$6,921	$5,116
Prepaid Debit	2,319	963
Other	17	326
Total capital expenditures	$9,257	$6,405

(This page has been left blank intentionally.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Under the supervision of and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective as of December 31, 2024.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2024, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2024, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal No. 1—Election of Directors,” “Directors and Corporate Governance,” and “Executive Officers” of our definitive proxy statement for the 2025 annual meeting of stockholders.

Code of Business Conduct and Ethics

The Company’s Code of Business Conduct and Ethics and Code of Conduct for Financial Officers that are applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, are available on our website at investor.cpicardgroup.com or in printed form upon request by writing to the attention of: Investor Relations, CPI Card Group Inc. at 10368 West Centennial Road, Littleton, Colorado 80127.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, agents and consultants, as well as the Company itself, that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the discussion in “Executive Compensation,” and “Directors and Corporate Governance” of our definitive proxy statement for the 2025 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the discussion in “Security Ownership of Certain Beneficial Owners, Directors and Management,” and “Equity Compensation Plan Information Table” of our definitive proxy statement for the 2025 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion of “Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” of our definitive proxy statement for the 2025 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion in “Fees Paid to Independent Registered Public Accounting Firm” of our definitive proxy statement for the 2025 annual meeting of stockholders.

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

3. Exhibits

Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation of CPI Card Group Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2022).

3.1.1	Amendment to Certificate of Incorporation of CPI Card Group Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 31, 2023).

3.2	Fourth Amended and Restated Bylaws of CPI Card Group Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed December 13, 2024).

4.1	Form of Stock Certificate (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

4.2	Description of Registrant’s Securities (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2022).

4.3

Indenture, dated as of July 11, 2024, by and among CPI CG Inc., as issuer, CPI Card Group Inc., as a guarantor, the subsidiary guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed July 11, 2024).

4.4	Form of 10.000% Senior Secured Notes due 2029 (included as Exhibit A to the Indenture included herewith as Exhibit 4.3).

10.1

Guaranty and Security Agreement, dated as of July 11, 2024, among CPI Card Group Inc. and certain of its subsidiaries from time to time party thereto and JPMorgan Chase Bank N.A., as collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed July 11, 2024).

10.2

Credit Agreement, dated as of July 11, 2024, among CPI Card Group Inc., CPI CG Inc., the lenders from time to time party thereto and JPMorgan Chase Bank N.A., as administrative agent and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed July 11, 2024).

10.3	Registration Rights Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.4	Director Nomination Agreement by and between CPI Card Group Inc. and the Tricor Funds (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.5	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.6**	CPI Card Group Inc. Omnibus Incentive Plan, as amended and restated effective January 30, 2024 (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).

10.7**	Form of Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2017).

10.8**	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.9**

Form of Executive Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.10**

Form of Executive Restricted Stock Unit Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.11**	Form of Director Restricted Stock Unit Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.12**

Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan, dated September 25, 2017, by and between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2017).

10.13*,**	Form of Performance-Based Award Agreement under the CPI Card Group Inc. Omnibus Incentive Plan.

10.14*,**	Form of 2024 Executive Short-Term Incentive Plan.

10.15**	CPI Card Group Inc. U.S. Executive Severance and Change in Control Guidelines (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.16**

Employment and Non-Competition Agreement, dated September 25, 2017, by and between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2017).

10.17**	Offer Letter, dated May 3, 2023 by and between CPI Card Group Inc. and Jeffrey Hochstadt (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023).

10.18**	Employment Agreement, dated January 25, 2024 by and between CPI Card Group Inc. and John Lowe (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).

10.19**	Employment Agreement, dated December 13, 2022 by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 8, 2023).

10.20**	Form of Nonqualified Stock Option Agreement by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023).

10.21**	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023).

10.22**	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Current Report on Form 8-K filed June 5, 2023).

10.23**	Letter Agreement between Scott Scheirman and the Company dated June 2, 2023 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 5, 2023).

10.24**	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and John Lowe (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).

10.25**	Form of Performance Stock Unit Agreement by and between CPI Card Group Inc. and John Lowe (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).

10.26*,**	Transition and Separation Agreement effective January 25, 2024 by and between CPI Card Group Inc. and Sarah Kilgore.

10.27

Stock Repurchase Agreement, dated as of December 6, 2023, by and between Tricor Pacific Capital Partners (Fund IV) US, LP and CPI Card Group Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2023).

10.28

Stock Repurchase Agreement, dated as of March 11, 2024, by and between Tricor Pacific Capital Partners (Fund IV) US, LP and CPI Card Group Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 15, 2024).

19.1*	Insider Trading Policy of CPI Card Group, Inc.

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Independent Registered Accounting Firm, KPMG LLP.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer and Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Amended and Restated Clawback Policy of CPI Card Group Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed or furnished herewith.

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

March 4, 2025

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

Name	Title	Date

/s/ John Lowe	President, Chief Executive	March 4, 2025
John Lowe	Officer and Director
(Principal Executive Officer)

/s/ Jeffrey Hochstadt	Chief Financial Officer	March 4, 2025
Jeffrey Hochstadt	(Principal Financial Officer)

/s/ Donna Abbey Carmignani	Chief Accounting Officer	March 4, 2025
Donna Abbey Carmignani	(Principal Accounting Officer)

/s/ Hugh Sanford Riley	Chairman of the Board	March 4, 2025
Hugh Sanford Riley

/s/ Thomas Furey	Director	March 4, 2025
Thomas Furey

/s/ Ravi Mallela	Director	March 4, 2025
Ravi Mallela

/s/ Nicholas Peters	Director	March 4, 2025
Nicholas Peters

/s/ Marc Sheinbaum	Director	March 4, 2025
Marc Sheinbaum

/s/ Valerie Soranno Keating	Director	March 4, 2025
Valerie Soranno Keating

/s/ Lisa Oleson	Director	March 4, 2025
Lisa Oleson