Form 10-Q
period 2025-03-31
CPI Card Group Inc.
filed 2025-05-07
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of April 29, 2025: 11,281,489

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,520	$33,544
Accounts receivable, net	75,493	85,491
Inventories, net	75,251	72,660
Prepaid expenses and other current assets	10,345	11,347
Total current assets	192,609	203,042
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	80,272	68,648
Intangible assets, net of accumulated amortization of $56,253 and $55,393, respectively	9,632	10,492
Goodwill	47,150	47,150
Other assets	22,250	20,325
Total assets	$351,913	$349,657
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$22,056	$16,123
Accrued expenses	41,597	57,979
Deferred revenue and customer deposits	1,554	1,485
Total current liabilities	65,207	75,587
Long-term debt	280,658	280,405
Deferred income taxes	3,136	3,318
Other long-term liabilities	32,629	25,968
Total liabilities	381,630	385,278

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value—100,000,000 shares authorized; 11,281,489 and 11,240,507 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	11	11
Capital deficit	(104,299)	(105,429)
Accumulated earnings	74,571	69,797
Total stockholders’ deficit	(29,717)	(35,621)
Total liabilities and stockholders’ deficit	$351,913	$349,657

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales:
Products	$69,175	$58,158
Services	53,586	53,778
Total net sales	122,761	111,936
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	46,285	37,802
Services (exclusive of depreciation and amortization shown below)	32,630	29,929
Depreciation and amortization	3,150	2,687
Total cost of sales	82,065	70,418
Gross profit	40,696	41,518
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	25,495	26,043
Depreciation and amortization	1,097	1,330
Total operating expenses	26,592	27,373
Income from operations	14,104	14,145
Other expense, net:
Interest, net	(7,685)	(6,425)
Other income (expense), net	18	(65)
Total other expense, net	(7,667)	(6,490)
Income before income taxes	6,437	7,655
Income tax expense	(1,663)	(2,200)
Net income	$4,774	$5,455

Basic and diluted earnings per share:
Basic earnings per share	$0.42	$0.48
Diluted earnings per share	$0.40	$0.46

Basic weighted-average shares outstanding	11,245,844	11,266,699
Diluted weighted-average shares outstanding	12,008,523	11,769,364

Comprehensive income:
Net income	$4,774	$5,455
Total comprehensive income	$4,774	$5,455

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share amounts)

(Unaudited)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
December 31, 2024	11,240,507	$11	$(105,429)	$69,797	$(35,621)
Shares issued under stock-based compensation plans	40,982	—	(541)	—	(541)
Stock-based compensation		—	1,671	—	1,671
Components of comprehensive income:
Net income		—	—	4,774	4,774
March 31, 2025	11,281,489	$11	$(104,299)	$74,571	$(29,717)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
December 31, 2023	11,446,155	$11	$(102,223)	$50,276	$(51,936)
Shares issued under stock-based compensation plans	13,579	—	(109)	—	(109)
Stock-based compensation	—	—	3,060	—	3,060
Repurchase and retirement of common shares	(68,258)	—	(4,921)	—	(4,921)
Components of comprehensive income:
Net income	—	—	—	5,455	5,455
March 31, 2024	11,391,476	$11	$(104,193)	$55,731	$(48,451)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$4,774	$5,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,387	3,049
Amortization expense	860	968
Stock-based compensation expense	1,671	3,060
Amortization of debt issuance costs	329	459
Deferred income taxes and other, net	(314)	(174)
Changes in operating assets and liabilities:
Accounts receivable, net	9,998	5,171
Inventories	(2,460)	(12,984)
Prepaid expenses and other assets	(1,348)	(17,610)
Income taxes, net	444	728
Accounts payable	5,120	10,681
Accrued expenses and other liabilities	(16,937)	9,730
Deferred revenue and customer deposits	69	332
Cash provided by operating activities	5,593	8,865
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(5,301)	(1,506)
Other	50	—
Cash used in investing activities	(5,251)	(1,506)
Financing activities
Payments on finance leases and other obligations	(1,825)	(1,269)
Common stock repurchased	—	(1,250)
Taxes withheld and paid on stock-based compensation awards	(541)	(109)
Cash used in financing activities	(2,366)	(2,628)
Net (decrease) increase in cash and cash equivalents	(2,024)	4,731
Cash and cash equivalents, beginning of period	33,544	12,413
Cash and cash equivalents, end of period	$31,520	$17,144
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$14,998	$11,903
Income taxes paid	$2	$16
Income taxes refunded	$—	$(163)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,382	$—
Financing leases	$1,888	$—
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$1,654	$263
Unsettled share repurchases included in accrued expenses	$—	$4,404

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except share and per share amounts or as otherwise indicated)

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Business Overview

CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payments technology company providing a comprehensive range of payment cards and related digital solutions. CPI is a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and Software-as-a-Service-based (“SaaS-based”) instant issuance services. CPI is also a market leader in the production of “Prepaid Debit Cards,” defined as debit cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®) but not linked to a traditional bank account, and related secure packaging solutions.

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of December 31, 2024 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

Management uses estimates and assumptions relating to the reporting of assets and liabilities as of the date of the financial statements, the reported revenues and expenses recognized during the reporting period, and certain financial statement disclosures in the preparation of the condensed consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and intangible assets, leases, valuation allowances for inventories and deferred taxes, revenue recognized for work performed but not completed, recognition of amounts and timing of contract costs, and uncertain tax positions. Actual results could differ from those estimates.

Net Sales

Products Net Sales

“Products” net sales are recognized when obligations under the terms of a contract with a customer are satisfied. In most instances, this occurs over time as cards are produced for specific customers and have no alternative use and the

Company has an enforceable right to payment for work performed. For work performed but not billed, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts. Items included in “Products” net sales are the design and production of payment cards, including contact, contactless, eco-focused, and magnetic stripe cards; CPI’s eco-focused solutions, including cards made with upcycled plastic; metal cards; private label credit cards; and retail gift cards. Card@Once hardware and consumables are also included in “Products” net sales, with associated revenues recognized at the time of shipping. The Company includes gross shipping and handling revenue in net sales, and shipping and handling costs in cost of sales.

Services Net Sales

Net sales for “Services” are recognized as the services are performed. Items included in “Services” net sales include the personalization and fulfillment of payment cards, including SaaS-based personalization of instant issuance solutions, and the providing of tamper-evident secure packaging and fulfillment services to prepaid program managers. As applicable, for work performed but not billed, the Company estimates revenue by taking actual costs incurred and applying historical margins for similar types of contracts.

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

Costs to Obtain a Contract with a Customer

Costs to obtain a contract (“contract costs”) include only costs that the Company would not have incurred if the contract had not been obtained. For contracts in which the term is greater than one year, these costs are recorded as an asset and amortized consistent with the timing of the related revenue over the life of the contract. The current portion of the asset is included in “Prepaid expenses and other current assets” and the noncurrent portion is included in “Other assets” on the Company's condensed consolidated balance sheets. Contract costs incurred but unpaid are included in “Accrued expenses” on the Company's condensed consolidated balance sheets. Contract costs are expensed as incurred when the amortization period is one year or less.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require a disaggregated rate reconciliation disclosure as well as additional information regarding taxes paid on an annual basis. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2024. The Company has elected not to early adopt this accounting standard. The adoption of this standard will result in additional income tax disclosures for the year ended December 31, 2025; however, the Company does not anticipate that it will have a material impact on the Company’s consolidated financial position and results of operations.

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

2. Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2025	2024
Trade accounts receivable	$67,030	$78,464
Unbilled accounts receivable	8,599	7,213
	75,629	85,677
Less allowance for credit losses	(136)	(186)
Total accounts receivable, net	$75,493	$85,491

3. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$66,474	$64,818
Finished goods	8,777	7,842
Total inventories, net	$75,251	$72,660

5

4. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	March 31,	December 31,
	2025	2024
Machinery and equipment	$72,224	$71,781
Machinery and equipment under financing leases	34,306	32,272
Furniture, fixtures and computer equipment	1,408	1,123
Leasehold improvements	21,190	18,875
Construction in progress	8,174	5,141
Operating lease right-of-use assets	22,544	15,090
	159,846	144,282
Less accumulated depreciation and amortization	(79,574)	(75,634)
Total plant, equipment, leasehold improvements and operating lease right-of-use assets, net	$80,272	$68,648

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at March 31, 2025
	March 31,	March 31,	(Using Fair Value Hierarchy)
	2025	2025	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$285,000	$305,036	$—	$305,036	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2024
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2024	2024	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$285,000	$304,571	$—	$304,571	$—

The aggregate fair value of the Company’s Senior Notes (defined in Note 7, “Long-Term Debt”) was based on quoted prices for identical or similar liabilities in markets that are not active and, as a result, they are classified as Level 2 inputs.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued payroll and related employee expenses	$9,343	$9,493
Accrued employee performance-based incentive compensation	1,999	4,664
Employer payroll taxes	2,033	868
Accrued rebates	2,197	3,956
Capitalized contract costs payable	—	8,000
Accrued interest	5,998	13,506
Current operating and financing lease liabilities	9,776	9,065
Income taxes payable	2,362	881
Other	7,889	7,546
Total accrued expenses	$41,597	$57,979

Other accrued expenses as of March 31, 2025, and December 31, 2024, consisted primarily of miscellaneous accruals for invoices not yet received, accrued taxes, and self-insurance claims incurred but yet to be reported.

7. Long-Term Debt

As of March 31, 2025, and December 31, 2024, long-term debt consisted of the following:

	March 31,	December 31,
	2025	2024
Senior Notes	$285,000	$285,000
Unamortized deferred financing costs	(4,342)	(4,595)
Total long-term debt	280,658	280,405
Less current maturities	—	—
Long-term debt, net of current maturities	$280,658	$280,405

Senior Notes

On July 11, 2024 (the “Closing Date”), the Company completed a private offering by its wholly-owned subsidiary, CPI CG Inc., of $285.0 million aggregate principal amount of 10.000% Senior Secured Notes due 2029 (the “Senior Notes”) and related guarantees at an issue price of 100%. The Senior Notes mature on July 15, 2029 and interest is payable on January 15 and July 15 of each year.

The Company has obligations to make an offer to repay the Senior Notes requiring prepayment in advance of the maturity date upon the occurrence of certain events, including a change of control and certain asset sales.

ABL Revolver

On the Closing Date, the Company and CPI CG Inc. as borrower, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “ABL Revolver”) of up to $75.0 million. The ABL Revolver matures on the earliest to occur of July 11, 2029 and the date that is 91 days prior to the maturity of the Senior Notes.

Borrowings under the ABL Revolver bear interest at a rate per annum that ranges based on the applicable term secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 1.50% to 1.75% (subject, in each case, to a credit spread adjustment of 0.10%), based on the average daily borrowing capacity under the ABL Revolver over the most recently completed month. The unused portion of the ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily excess availability under the ABL Revolver over the immediately preceding month.

As of March 31, 2025, there were no outstanding borrowings on the ABL Revolver.

Deferred Financing Costs

Certain costs incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing using the effective interest rate method. As of March 31, 2025, the remaining unamortized debt issuance costs recorded on the Senior Notes were $4.3 million and were reported as a reduction to the long-term debt balance. The remaining unamortized debt issuance costs on the ABL Revolver were $1.3 million and were recorded as other assets on the condensed consolidated balance sheet as of March 31, 2025.

8. Income Taxes

The Company’s effective tax rates on pre-tax income were 25.8% and 28.7% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the Company’s effective tax rate for the three months ended March 31, 2025, compared to the prior year related to increased deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting. The effective tax rate for the three months ended March 31, 2024, was impacted by limitation of executive compensation deductibility related to the prior-Chief Executive Officer’s (“CEO’s”) retention agreement.

For the three months ended March 31, 2025 and 2024, the effective tax rates differ from the U.S. federal statutory income tax rate as follows:

	March 31,
	2025	2024
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	4.9	6.1
Permanent items (1)	0.4	2.0
Tax credits	(0.5)	(0.4)
Effective income tax rate	25.8%	28.7%

(1)Includes the deductibility limitations on excess compensation.

9. Stockholders’ Deficit

Share Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expired on December 31, 2024 with a remaining unused authorized amount of $11.2 million.

During the three months ended March 31, 2024, the Company repurchased 68,258 shares of its common stock at an average price of $18.29 per share, excluding commissions, or $1.2 million in aggregate, on a trade date basis. As a result of these share repurchases and repurchases during the fourth quarter of 2023, the Company was obligated to purchase 244,314 shares from one of the Company’s significant stockholders at an average price of $18.03 per share, in accordance with the stock repurchase agreements entered into with Tricor Pacific Capital Partners (Fund IV) US, LP.

10. Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2025 and 2024, 18,390 and 39,933 potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$4,774	$5,455

Denominator:
Basic weighted-average common shares outstanding	11,245,844	11,266,699
Dilutive shares	762,679	502,665
Diluted weighted-average common shares outstanding	12,008,523	11,769,364

Basic earnings per share	$0.42	$0.48

Diluted earnings per share	$0.40	$0.46

11. Commitments and Contingencies

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

Voluntary Disclosure Program

The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unpaid payable balances. During the second quarter of 2022, the Company received a letter from the Delaware Secretary of State inviting the Company to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On August 31, 2022, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. The Company continues to work in good faith to complete a review of its books and records related to unclaimed or abandoned property during the periods required under the program. Any potential loss, or range of loss, that may result from this matter is not currently reasonably estimable.

12. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. Effective January 30, 2024, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the total number of shares of the Company’s common stock reserved and available for issuance thereunder by 1,000,000 shares, resulting in a total of 3,200,000 shares issuable under the Omnibus Plan. As of March 31, 2025, there were 831,980 shares of common stock available for grant under the Omnibus Plan.

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

In February 2025, the Company granted executives a performance cash award (PCA) with a grant date fair value of $2.0 million using a Monte Carlo simulation model. The PCA will vest on December 31, 2025, subject to continuous employment and the achievement of certain Company performance goals including the Company’s relative total shareholder return of stock against the Russell 2000 index.

During the three months ended March 31, 2025, the Company granted 38,456 restricted stock units at a weighted average grant date fair value of $29.17, and as of March 31, 2025, there were 593,461 outstanding restricted stock units at a weighted average grant date fair value of $22.38.

As of March 31, 2025, there were 752,641 options outstanding at a weighted average exercise price of $21.40. No options were granted during the three months ended March 31, 2025. Options have seven-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

All equity awards are contingent and issued only upon approval by the compensation committee of the Company’s board of directors, or as otherwise permitted under the Omnibus Plan. The Company accounts for stock-based compensation pursuant to ASC 718, Share-Based Payments. All stock-based compensation is required to be measured at fair value and expensed over the requisite service period, generally defined as the applicable vesting period. The Company accounts for forfeitures as they occur and reverses previously recognized expenses for the unvested portion of the forfeited shares. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.

13. Segment Reporting

The Company’s chief operating decision maker is its CEO, who is charged with the management of the Company and is responsible for the evaluation of operating performance and decision-making about the allocation of resources to operating segments based on the measures of net sales and EBITDA.

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

As of March 31, 2025, the Company’s reportable segments were as follows:

●	Debit and Credit;
●	Prepaid Debit; and
●	Other.

Debit and Credit Segment

The Debit and Credit segment primarily produces secure debit and credit cards and provides card services, including digital services, for U.S. card-issuing financial institutions. Products produced by this segment primarily include payment cards, including contact, contactless, eco-focused, and magnetic stripe cards. This segment also provides personalization services; instant issuance solutions, which provide customers the ability to issue an instant personalized debit or credit card on-demand within a customer location; and other payment solutions such as digital push provisioning for mobile wallets.

Prepaid Debit Segment

The Prepaid Debit segment primarily provides integrated prepaid card services to prepaid program managers primarily in the U.S., including payment cards issued on the networks of the Payment Card Brands and related tamper-evident secure packaging.

Other

The Other segment includes corporate expenses.

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31, 2025
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$69,625	$—	$—	$(450)	$69,175
Services	26,895	26,713	—	(22)	53,586
Total net sales	96,520	26,713	—	(472)	122,761
Cost of sales
Products (1)	46,735	—	—	(450)	46,285
Services (1)	16,433	16,219	—	(22)	32,630
Depreciation and amortization	2,098	1,052	—	—	3,150
Total cost of sales	65,266	17,271	—	(472)	82,065
Gross profit	31,254	9,442	—	—	40,696
Operating expenses	9,551	1,443	15,598	—	26,592
Income (loss) from operations	$21,703	$7,999	$(15,598)	$—	$14,104

EBITDA by segment:
Income (loss) from operations	$21,703	$7,999	$(15,598)	$—	$14,104
Depreciation and amortization	2,271	1,116	860	—	4,247
Other income (expense)	(7)	6	19	—	18
EBITDA	$23,967	$9,121	$(14,719)	$—	$18,369

Gross profit margin	32.4%	35.3%	*	*	33.2%
EBITDA margin	24.8%	34.1%	*	*	15.0%

	Three Months Ended March 31, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$58,371	$—	$—	$(213)	$58,158
Services	29,602	24,198	—	(22)	53,778
Total net sales	87,973	24,198	—	(235)	111,936
Cost of sales
Products (1)	38,015	—	—	(213)	37,802
Services (1)	16,592	13,359	—	(22)	29,929
Depreciation and amortization	1,871	816	—	—	2,687
Total cost of sales	56,478	14,175	—	(235)	70,418
Gross profit	31,495	10,023	—	—	41,518
Operating expenses	8,741	1,278	17,354	—	27,373
Income (loss) from operations	$22,754	$8,745	$(17,354)	$—	$14,145

EBITDA by segment:
Income (loss) from operations	$22,754	$8,745	$(17,354)	$—	$14,145
Depreciation and amortization	2,150	871	996	—	4,017
Other income (expense)	(62)	(1)	(2)	—	(65)
EBITDA	$24,842	$9,615	$(16,360)	$—	$18,097

Gross profit margin	35.8%	41.4%	*	*	37.1%
EBITDA margin	28.2%	39.7%	*	*	16.2%
*	Calculation not meaningful.
(1)	Exclusive of depreciation and amortization.

Reconciliation of Net Income to EBITDA

	Three Months Ended March 31,
	2025	2024
Net income	$4,774	$5,455
Interest, net	7,685	6,425
Income tax expense	1,663	2,200
Depreciation and amortization	4,247	4,017
EBITDA	$18,369	$18,097

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of March 31, 2025, and December 31, 2024, were as follows:

	March 31,	December 31,
	2025	2024
Debit and Credit	$260,525	$248,970
Prepaid Debit	54,376	60,621
Other	37,012	40,066
Total assets	$351,913	$349,657

Capital Expenditures of Reportable Segments

Total capital expenditures of the Company’s reportable segments as of March 31, 2025 and 2024, were as follows:

	Three Months Ended March 31,
	2025	2024
Debit and Credit	$4,712	$750
Prepaid Debit	589	756
Total capital expenditures	$5,301	$1,506

14. Subsequent Events

On May 6, 2025, the Company entered into a definitive agreement to acquire, and completed the acquisition of, Arroweye Solutions, Inc. (“Arroweye”), a leading provider of digitally-driven on-demand payment card solutions for the U.S. market, based in Las Vegas, Nevada. The purchase price was $45.6 million, subject to customary post-closing working capital adjustments, and was funded through a combination of cash on hand and the Company’s available capacity under the ABL Revolver. The business is expected to be included in the Debit and Credit segment. Given the timing of the closing of the transaction and the issuance of the interim financial statements, the Company has not yet completed its initial accounting for the business combination and therefore is unable to disclose details of the assets acquired and liabilities assumed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Management’s Discussion and Analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “affirm,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: (i) risks relating to our business and industry, such as a deterioration in general economic conditions, including due to inflationary conditions, resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our failure to retain our existing key customers or identify and attract new customers; the highly competitive, saturated and consolidated nature of our marketplace; our inability to develop, introduce and commercialize new products and services, including due to our inability to undertake research and development activities; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner or at all; system security risks, data protection breaches and cyber-attacks; the usage, or lack thereof, of artificial intelligence technologies; disruptions, delays or other failures in our supply chain, including as a result of inflationary pressures, single-source suppliers, failure or inability of suppliers to comply with our code of conduct or contractual requirements, trade restrictions, tariffs, foreign conflicts or political unrest in countries in which our suppliers operate, and our inability to pass related costs on to our customers or difficulty meeting customers’ delivery expectations due to extended lead times; changes in U.S. trade policy and the impact of tariffs on our business and results of operations; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; defects in our software and computing systems; disruptions in production at one or more of our facilities due to weather conditions, climate change, political instability, or social unrest; problems in production quality, materials and process and costs relating to product defects and any related product liability and/or warranty claims and damage to our reputation; our inability to recruit, retain and develop qualified personnel, including key personnel, and implement effective succession processes; our substantial indebtedness, including the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our inability to make debt service payments or refinance such indebtedness; our inability to successfully execute on acquisitions, including the acquisition of Arroweye, or divestitures or strategic relationships; our status as an accelerated filer and complying with the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting and risks relating to investor confidence in our financial reporting; environmental, social and governance (“ESG”) preferences and demands of various stakeholders and the related impact on our ability to access capital, produce our products in conformity with stakeholder preferences, comply with stakeholder demands and comply with any related legal or regulatory requirements or restrictions; negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; damage to our reputation or brand image; the effects of climate change on our business; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our inability to renew licenses with key technology licensors; our limited ability to raise capital, which may lead to delays in innovation or the abandonment of our strategic initiatives; costs and impacts related to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers; our inability to realize the full value of our long-lived assets; costs and potential liabilities associated with compliance or failure to comply with laws and regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; the effects of trade restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects ongoing foreign conflicts on the global economy; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; (ii) risks relating to ownership of our common stock, such as those associated with concentrated ownership of our stock by our significant stockholders and potential conflicts of interests with other stockholders; the impact of concentrated ownership of our common stock and the sale or perceived sale of a substantial amount of common stock on the trading volume and market price of our common stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of or were nominated by our significant stockholders; the influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock; the impact of stockholder activism or securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholders to change the composition of our board of directors; and (iii) general risks, such as relating to our ability to comply with a wide variety of complex evolving laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings and the adequacy of our insurance policies; and other risks that are described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025, in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q and our other reports filed from time to time with the SEC.

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

Company Overview

CPI is a payments technology company providing a comprehensive range of payment cards and related digital solutions. We are a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and Software-as-a-Service-based (“SaaS-based”) instant issuance services. We are also a market leader in the production of “Prepaid Debit Cards,” defined as debit cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®) but not linked to a traditional bank account, and related secure packaging solutions. We serve thousands of customers through direct and indirect sales channels and have maintained long-standing relationships with our top customers.

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

Prepaid Debit Segment

Our Prepaid Debit segment primarily provides integrated prepaid card services to prepaid program managers primarily in the U.S., including payment cards issued on the networks of the Payment Card Brands and related tamper-evident secure packaging.

Other

Our Other segment includes corporate expenses.

Trends and Uncertainties That May Affect our Financial Performance

Macroeconomic Trends and Uncertainty

We continue to monitor macroeconomic trends and uncertainties such as the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and profitability. As a result of the tariffs announced by the U.S. presidential administration in the first quarter of 2025, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges and fluctuations in the costs of raw materials and components used in our products. In addition, tariffs or other trade restrictions may lead to continuing economic uncertainty, which may reduce demand for our products and services, and negatively affect our net sales and profitability. We are continuing to evaluate these factors and their possible effects as well as our ability to potentially offset all or a portion of the impacts through pricing actions and cost savings efforts for the rest of fiscal year 2025 and in the future.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations and comprehensive income for each of the periods presented:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$69,175	$58,158	$11,017	18.9%
Services	53,586	53,778	(192)	(0.4)%
Total net sales	122,761	111,936	10,825	9.7%
Cost of sales (1)	82,065	70,418	11,647	16.5%
Gross profit	40,696	41,518	(822)	(2.0)%
Operating expenses	26,592	27,373	(781)	(2.9)%
Income from operations	14,104	14,145	(41)	(0.3)%
Other expense, net:
Interest, net	(7,685)	(6,425)	(1,260)	19.6%
Other income (expense), net	18	(65)	83	* %
Income before taxes	6,437	7,655	(1,218)	(15.9)%
Income tax expense	(1,663)	(2,200)	537	(24.4)%
Net income	$4,774	$5,455	$(681)	(12.5)%

Gross profit margin	33.2%	37.1%

* Calculation not meaningful.

(1)For the three months ended March 31, 2025 and 2024, net sales and cost of sales each include $0.5 million and $0.2 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the three months ended March 31, 2025, compared to the corresponding prior year period. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of operations and comprehensive income.

Net Sales:

Net sales increased for the three months ended March 31, 2025, primarily due to increased Products net sales in our Debit and Credit segment and higher Services net sales in our Prepaid Debit segment, partially offset by lower Services net sales in our Debit and Credit segment.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin decreased for the three months ended March 31, 2025, as increases in net sales were offset by negative impacts from differences in sales mix and increased production costs in our Debit and Credit segment.

Operating Expenses:

Operating expenses decreased for the three months ended March 31, 2025, primarily due to decreased compensation-related expenses, including the impact of costs in the prior year period related to the prior-Chief Executive Officer (“CEO”) retention agreement, partially offset by increased professional fees.

Interest, net:

Interest expense increased for the three months ended March 31, 2025, primarily due to impacts from higher interest rates and higher average borrowing on the 10.000% Senior Secured Notes due 2029 (defined below) entered into on July 11, 2024, compared to the 8.625% Senior Secured Notes due 2026 outstanding in the prior year period.

Other Expense, net:

Other expense, net was relatively consistent for the three months ended March 31, 2025.

Income Tax Expense:

Our effective tax rates on pre-tax income were 25.8% and 28.7% for the three months ended March 31, 2025 and 2024, respectively. The decrease in our effective tax rate for the three months ended March 31, 2025, compared to the prior year related to increased deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting. The effective tax rate for the three months ended March 31, 2024, was impacted by limitation of executive compensation deductibility related to the prior-CEO retention agreement.

Segment Discussion

Debit and Credit:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Net sales	$96,520	$87,973	$8,547	9.7%
Gross profit	$31,254	$31,495	$(241)	(0.8)%
Income from operations	$21,703	$22,754	$(1,051)	(4.6)%

Gross profit margin	32.4%	35.8%

Net Sales:

Net sales for Debit and Credit increased for the three months ended March 31, 2025, primarily due to increased Products net sales, partially offset by decreased Services net sales. The increase in Products net sales was driven by higher volumes of contactless cards, including eco-focused. The decrease in Services net sales was driven by lower personalization services.

Gross Profit and Gross Profit Margin:

Gross profit for Debit and Credit was relatively consistent and gross profit margin decreased for the three months ended March 31, 2025, primarily due to negative impacts of differences in sales mix and increased production costs.

Income from Operations:

Income from operations for Debit and Credit decreased for the three months ended March 31, 2025, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above, as well as increased compensation-related expenses.

Prepaid Debit:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Net sales	$26,713	$24,198	$2,515	10.4%
Gross profit	$9,442	$10,023	$(581)	(5.8)%
Income from operations	$7,999	$8,745	$(746)	(8.5)%

Gross profit margin	35.3%	41.4%

Net Sales:

Net sales for Prepaid Debit increased for the three months ended March 31, 2025, primarily due to increased sales of higher-priced packaging solutions and healthcare payment solutions.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Prepaid Debit decreased for the three months ended March 31, 2025, primarily due to negative impacts from differences in sales mix.

Income from Operations:

Income from operations for Prepaid Debit decreased for the three months ended March 31, 2025, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Operating expenses	$15,598	$17,354	$(1,756)	(10.1)%

Operating Expenses:

Other operating expenses decreased for the three months ended March 31, 2025, primarily due to decreased compensation-related expenses, including the impact of costs in the prior year period related to the prior-CEO retention agreement, partially offset by increased professional fees.

Liquidity and Capital Resources

At March 31, 2025, we had $31.5 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven by net income and fluctuations in working capital. Our working capital fluctuates primarily due to the timing and size of tax payments, receipts from customers, inventory purchases, payments of employee incentive programs, and interest payments on our outstanding Senior Notes, with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt, and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels and our senior secured revolving credit facility (the “ABL Revolver”) with available borrowing capacity of $72.8 million as of March 31, 2025, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. Factors include, but are not limited to, demand from some of our customers for certain products and services; changes in economic conditions, especially those impacting our customers; the pricing, terms and availability of goods and services that we purchase; and financings that we enter into.

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2025, decreased to $5.6 million from $8.9 million for the three months ended March 31, 2024, primarily due to lower net income excluding non-cash items and increased working capital usage. Working capital benefits from lower inventory purchases, increased collections on accounts receivable, and lower payments related to the prior-CEO retention agreement were more than offset by incentive payments related to a customer contract originally entered into in the first quarter of 2024, higher employee performance-based incentive compensation payments in 2025, and higher cash paid for interest on our Senior Notes due to higher interest rates and higher average borrowings.

Financing

As of March 31, 2025, and December 31, 2024, we had the following outstanding borrowings:

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Senior Notes	$285,000	$285,000
Unamortized deferred financing costs	(4,342)	(4,595)
Total long-term debt	$280,658	$280,405

Senior Notes

On July 11, 2024 (the “Closing Date”), we completed a private offering by our wholly-owned subsidiary, CPI CG Inc., of $285.0 million aggregate principal amount of 10.000% Senior Secured Notes due 2029 (the “Senior Notes”) and related guarantees at an issue price of 100%. The Senior Notes mature on July 15, 2029 and interest is payable on January 15 and July 15 of each year.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control and certain asset sales.

ABL Revolver

On the Closing Date, the Company and CPI CG Inc. as borrower, entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “ABL Revolver”) of up to $75.0 million. The ABL Revolver matures on the earliest to occur of July 11, 2029 and the date that is 91 days prior to the maturity of the Senior Notes. We primarily utilize our ABL Revolver to provide general liquidity and to support shorter term financing requirements.

Borrowings under the ABL Revolver bear interest at a rate per annum that ranges based on the applicable term secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 1.50% to 1.75% (subject, in each case, to a credit spread adjustment of 0.10%), based on the average daily borrowing capacity under the ABL Revolver over the most recently completed month. The unused portion of the ABL Revolver commitment accrues a commitment fee, which ranges from 0.375% to 0.50% per annum, based on the average daily excess availability under the ABL Revolver over the immediately preceding month.

As of March 31, 2025, there were no outstanding borrowings on the ABL Revolver. Subsequent to the quarter ended March 31, 2025, we utilized $35 million of our ABL Revolver borrowing capacity to fund the acquisition of Arroweye.

Amounts borrowed and outstanding under the ABL Revolver and Senior Notes are required to be repaid in full, together with any accrued and unpaid interest, no later than July 15, 2029 and may be subject to earlier mandatory prepayment upon certain events.

Cash Priorities

Capital Expenditures

We primarily use cash in investing activities for capital expenditures. During the three months ended March 31, 2025, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $5.3 million.

During 2023, we commenced work on relocating and modernizing our production facility in Indiana. Capital expenditures, net, for this project are anticipated to impact cash used in investing activities and assets acquired under lease arrangements in 2025.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of March 31, 2025, the total projected principal and interest payments on our borrowings were $414.9 million, primarily related to the Senior Notes, of which $28.9 million of interest is expected to be paid in the next 12 months.

The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2029, and the principal is due upon maturity. We have estimated our future interest payments assuming no additional borrowings under the ABL Revolver, no early redemptions of principal on the Senior Notes, and no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early, or refinance all or a portion of our borrowings in future periods.

Leases

We lease equipment and real property for production and services. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, “Financing and Operating Leases,” in our Annual Report on Form 10-K for the year ended December 31, 2024, for details on our leasing arrangements, including future maturities of our operating lease liabilities.

In February 2024, we entered into a build-to-suit lease agreement to relocate and modernize our operations at our Fort Wayne, Indiana production facility, which commenced in the first quarter of 2025, and payments beginning in the second half of 2025. Under this lease agreement, we will pay an annual base rent of $0.9 million, subject to an annual rent increase of 2.0%. The lease is for 10 years and includes two consecutive options to extend the term of the lease by five years for each such option.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of March 31, 2025, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, for which there were no material changes as of March 31, 2025, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Exchange Act of 1934) as of March 31, 2025, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Refer to Note 11, “Commitments and Contingencies” of the condensed consolidated financial statements in this report for information regarding legal proceedings.

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been the following material changes with respect to such risk factors.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, beginning in the first quarter of 2025, the U.S. administration has announced, delayed, re-imposed and revised a series of broad-based, as well as country-, bloc- and sector-specific, tariffs on goods imported into the United States, as well as other trade policy changes, such as the elimination of the “de minimis” exemption from customs duties and taxes for imported goods from China and Hong Kong falling below a threshold value, which is expected to come into effect in May 2025. Such actions have given, and may continue to give, rise to further escalations of trade measures by the United States and impacted countries, including the announcement of retaliatory tariffs on certain goods imported from the

United States. Further developments with regard to the timing and manner in which tariffs are implemented, the amount, scope and nature of tariffs, the countries subject to new or additional tariffs imposed by the United States, and tariffs imposed by other countries on goods imported from the United States are rapidly evolving and may change unexpectedly at any time, making it difficult for us to predict future developments regarding global tariffs or other trade restrictions or their ultimate effects on our business and results of operations.

Our business requires access to certain raw materials and components used in our products, including technology, substrates, and other materials which we source from multiple suppliers located in various countries. In addition, some manufacturing equipment and spare parts purchased from various countries may also be affected. Any imposition of or increase in tariffs on imports of such materials, as well as corresponding price increases for such materials, may increase our costs. To the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our profitability. Higher materials costs could also diminish our ability to develop new projects, particularly during times of economic uncertainty, and limit our ability to pursue growth opportunities.

In addition, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence and inflation, and ultimately reduced demand for our products and services. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities. There is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impair our business by reducing demand for our products and services, increasing trade-related costs or disrupting established supply chains.

Risks Related to our Acquisition of Arroweye.

We may not realize the potential benefits from the acquisition of Arroweye because of difficulties related to integration, the achievement of synergies and other challenges.

We completed the acquisition of Arroweye on May 6, 2025 (the “Acquisition”). Prior to the completion of the Acquisition, we and Arroweye operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. If we are not able to successfully integrate Arroweye’s business with ours, the anticipated benefits of the Acquisition may not be realized fully or may take longer than expected to be realized. Specifically, the following issues, among others, must be addressed in combining Arroweye’s operations with ours in order to realize the anticipated benefits of the Acquisition so the combined company performs as the parties anticipate:

●	combining the companies’ logistics, marketing, and administration methods;
●	combining Arroweye’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the Acquisition, the failure of which would result in the anticipated benefits of the Acquisition not being realized in the time frame currently anticipated or at all;
●	maintaining existing agreements with customers, suppliers and talent and avoiding delays in entering into new agreements with prospective customers, suppliers, and talent;
●	determining whether and how to address possible differences in corporate cultures and management philosophies;
●	integrating the companies’ administrative and information technology infrastructure;
●	developing products and technology that allow value to be unlocked in the future;
●	ensuring the effectiveness of Arroweye’s internal control over financial reporting; and
●	evaluating and forecasting the financial impact of the Acquisition transaction, including accounting charges.

In addition, at times the attention of certain members of our management and resources may be focused on integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business and the business of the combined company. We have incurred, and may continue to incur, significant, non-recurring costs in connection with the Acquisition and integrating the operations of CPI and Arroweye. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

We funded the Acquisition with significant additional indebtedness. If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition could be materially harmed.

We utilized $35 million of our ABL Revolver borrowing capacity to fund the Acquisition. Our ability to repay or refinance our borrowings will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business and other factors, some of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot guarantee that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1*

Agreement and Plan of Merger dated May 6, 2025, by and among CPI CG Inc., Apollo Merger Subsidiary, Inc., Arroweye Solutions, Inc., and WT Representative LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 7, 2025).

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

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.
May 7, 2025	/s/ John Lowe
John Lowe
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2025	/s/ Jeffrey Hochstadt
Jeffrey Hochstadt
Chief Financial Officer
(Principal Financial Officer)

May 7, 2025	/s/ Donna Abbey Carmignani
Donna Abbey Carmignani
Chief Accounting Officer
(Principal Accounting Officer)