Form 10-Q
period 2025-06-30
CPI Card Group Inc.
filed 2025-08-08
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of July 31, 2025: 11,337,367

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$17,124	$33,544
Accounts receivable, net	87,495	85,491
Inventories, net	83,872	72,660
Prepaid expenses and other current assets	15,850	11,347
Total current assets	204,341	203,042
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	104,774	68,648
Intangible assets, net of accumulated amortization of $57,340 and $55,393, respectively	20,945	10,492
Goodwill	48,211	47,150
Other assets	21,524	20,325
Total assets	$399,795	$349,657
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$24,564	$16,123
Accrued expenses	52,933	57,979
Deferred revenue and customer deposits	1,535	1,485
Total current liabilities	79,032	75,587
Long-term debt	310,911	280,405
Deferred income taxes	—	3,318
Other long-term liabilities	38,878	25,968
Total liabilities	428,821	385,278

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value—100,000,000 shares authorized; 11,334,910 and 11,240,507 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	11	11
Capital deficit	(104,126)	(105,429)
Accumulated earnings	75,089	69,797
Total stockholders’ deficit	(29,026)	(35,621)
Total liabilities and stockholders’ deficit	$399,795	$349,657

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales:
Products	$80,950	$63,844	$150,125	$122,002
Services	48,803	54,974	102,389	108,752
Total net sales	129,753	118,818	252,514	230,754
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	54,978	41,893	101,263	79,695
Services (exclusive of depreciation and amortization shown below)	30,546	31,743	63,176	61,672
Depreciation and amortization	4,109	2,794	7,259	5,481
Total cost of sales	89,633	76,430	171,698	146,848
Gross profit	40,120	42,388	80,816	83,906
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	29,291	26,225	54,786	52,268
Depreciation and amortization	1,406	1,254	2,503	2,584
Total operating expenses	30,697	27,479	57,289	54,852
Income from operations	9,423	14,909	23,527	29,054
Other expense, net:
Interest, net	(8,069)	(6,530)	(15,754)	(12,955)
Other (expense) income, net	(13)	(78)	5	(143)
Total other expense, net	(8,082)	(6,608)	(15,749)	(13,098)
Income before income taxes	1,341	8,301	7,778	15,956
Income tax expense	(823)	(2,300)	(2,486)	(4,500)
Net income	$518	$6,001	$5,292	$11,456

Basic and diluted earnings per share:
Basic earnings per share	$0.05	$0.54	$0.47	$1.03
Diluted earnings per share	$0.04	$0.51	$0.44	$0.97

Basic weighted-average shares outstanding	11,297,785	11,049,968	11,271,815	11,158,334
Diluted weighted-average shares outstanding	11,927,943	11,776,894	11,969,909	11,817,584

Comprehensive income:
Net income	$518	$6,001	$5,292	$11,456
Total comprehensive income	$518	$6,001	$5,292	$11,456

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share amounts)

(Unaudited)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
March 31, 2025	11,281,489	$11	$(104,299)	$74,571	$(29,717)
Shares issued under stock-based compensation plans	53,421	—	(536)	—	(536)
Stock-based compensation	—	—	709	—	709
Components of comprehensive income:
Net income	—	—	—	518	518
June 30, 2025	11,334,910	$11	$(104,126)	$75,089	$(29,026)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
December 31, 2024	11,240,507	$11	$(105,429)	$69,797	$(35,621)
Shares issued under stock-based compensation plans	94,403	—	(1,077)	—	(1,077)
Stock-based compensation	—	—	2,380	—	2,380
Components of comprehensive income:
Net income	—	—	—	5,292	5,292
June 30, 2025	11,334,910	$11	$(104,126)	$75,089	$(29,026)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
March 31, 2024	11,391,476	$11	$(104,193)	$55,731	$(48,451)
Shares issued under stock-based compensation plans	79,612	—	(1,177)	—	(1,177)
Stock-based compensation		—	2,094	—	2,094
Repurchase and retirement of common shares	(284,492)	—	(3,024)	—	(3,024)
Components of comprehensive income:
Net income	—	—	—	6,001	6,001
June 30, 2024	11,186,596	$11	$(106,300)	$61,732	$(44,557)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
December 31, 2023	11,446,155	$11	$(102,223)	$50,276	$(51,936)
Shares issued under stock-based compensation plans	93,191	—	(1,286)	—	(1,286)
Stock-based compensation	—	—	5,154	—	5,154
Repurchase and retirement of common shares	(352,750)	—	(7,945)	—	(7,945)
Components of comprehensive income:
Net income	—	—	—	11,456	11,456
June 30, 2024	11,186,596	$11	$(106,300)	$61,732	$(44,557)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$5,292	$11,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,815	6,188
Amortization expense	1,947	1,877
Stock-based compensation expense	3,038	5,154
Amortization of debt issuance costs	658	917
Deferred income taxes and other, net	850	(1,879)
Changes in operating assets and liabilities:
Accounts receivable, net	7,451	(2,720)
Inventories	(7,769)	(15,584)
Prepaid expenses and other assets	2,253	(20,316)
Income taxes, net	(3,154)	1,598
Accounts payable	4,977	7,079
Accrued expenses and other liabilities	(13,471)	9,858
Deferred revenue and customer deposits	50	480
Cash provided by operating activities	9,937	4,108
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(9,112)	(2,744)
Cash paid for acquisition, net of cash acquired	(42,442)	—
Other	50	—
Cash used in investing activities	(51,504)	(2,744)
Financing activities
Proceeds from borrowings on debt	35,000	4,000
Payments on debt	(5,000)	—
Payments on finance leases and other obligations	(3,776)	(2,413)
Common stock repurchased	—	(6,481)
Debt issuance costs	—	(118)
Taxes withheld and paid on stock-based compensation awards	(1,077)	(1,286)
Cash provided by (used in) financing activities	25,147	(6,298)
Net decrease in cash and cash equivalents	(16,420)	(4,934)
Cash and cash equivalents, beginning of period	33,544	12,413
Cash and cash equivalents, end of period	$17,124	$7,479
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$15,453	$12,332
Income taxes paid	$6,381	$6,481
Income taxes refunded	$(60)	$(272)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,844	$1,292
Financing leases	$8,761	$983
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$1,815	$500
Unsettled share repurchases included in accrued expenses	$—	$2,197

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

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires that most assets (both tangible and intangible) and liabilities are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Results of operations of the acquired company are included in the Company’s results from the date of the acquisition. Acquisition-related costs are expensed as incurred and included in “Selling, general, and administrative expenses” in the Company’s condensed consolidated statement of operations and comprehensive income.

Net Sales

Products Net Sales

The Company reassessed certain aspects of its revenue recognition practices under ASC 606, Revenue from Contracts with Customers, and the legal enforceability of certain contract terms based on evolving business practices where the Company and a customer deviate from contract terms after an order is placed but before it is shipped. This assessment highlights the Company’s approach relating to goods that are in production but not yet shipped, reflecting its emphasis on maintaining long-term customer relationships.

Such deviations may impact the legal enforceability of payment terms for goods that are in the process of being produced but not shipped. As a result, the Company concluded that certain contracts no longer meet the criteria for over-time revenue recognition under ASC 606. Effective prospectively beginning in the second quarter of 2025, the Company now recognizes revenue for these contracts at a point in time, typically upon shipment or customer acceptance. Additionally, in connection with the acquisition and integration of Arroweye Solutions, Inc. ("Arroweye") during the second quarter of 2025, the Company assessed Arroweye’s customer contracts and determined that Arroweye revenue should also be recognized at point-in-time.

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

2. Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2025	2024
Trade accounts receivable	$87,885	$78,464
Unbilled accounts receivable	—	7,213
	87,885	85,677
Less allowance for credit losses	(390)	(186)
Total accounts receivable, net	$87,495	$85,491

3. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$72,208	$63,863
Work in process	4,850	955
Finished goods	6,814	7,842
Total inventories, net	$83,872	$72,660

4. Acquisition

Arroweye Acquisition

On May 6, 2025, the Company acquired Arroweye, a leading provider of digitally-driven on-demand payment card solutions for the U.S. market, based in Las Vegas, Nevada, for a purchase price of $45.6 million, subject to customary post-closing working capital adjustments. As of June 30, 2025, the estimated adjusted purchase price was $46.0 million. The acquisition was funded through a combination of cash on hand and the Company’s available capacity under the ABL Revolver (defined in Note 8, “Long-Term Debt”), with $1.5 million of the purchase price held in escrow. The Company incurred $2.3 million of acquisition-related costs during the six months ended June 30, 2025, which are presented in “Selling, general and administrative” expenses in the Company’s condensed consolidated statement of operations and comprehensive income. The final consideration and the final purchase price allocation are subject to an additional working capital adjustment, further analysis of tax balances, final valuation of identifiable intangible assets, and other items.

The Arroweye financial results are included in the Company's Debit and Credit segment from the date of acquisition.

All assets and liabilities have been recorded at fair value, excluding deferred tax liabilities. The following table summarizes the preliminary allocations of purchase price:

June 30,
2025
Cash and cash equivalents	$1,603
Accounts receivable	9,427
Inventories	4,071
Prepaid expenses and other current assets	1,683
Plant, equipment, leasehold improvements and operating lease right-of-use assets	18,275
Intangible assets	12,400
Goodwill	1,061
Deferred income taxes	6,256
Other assets	298
Total assets	55,074
Accounts payable	2,837
Accrued expenses	3,849
Accrued long-term operating leases	2,371
Total purchase price	$46,017

The goodwill recognized for Arroweye is primarily attributable to the assembled workforce and is recorded in the Debit and Credit segment. The amount attributed to goodwill is not tax deductible.

The preliminary estimated fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Weighted Average	June 30,
	Life (Years)	2025
Trademark	2.5	$600
Acquired technology	7.0	4,400
Customer relationships	15.0	7,400
Total identifiable intangible assets acquired		$12,400

The fair values of the trademark and customer relationships were determined using, in respective order, the relief from royalty and excess earnings methodologies of the income approach. The fair value of acquired technology was determined using the cost to replace methodology of the cost approach. The valuations of the intangible assets were derived using Level 3 inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates.

5

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	June 30,	December 31,
	2025	2024
Machinery and equipment	$82,362	$71,781
Machinery and equipment under financing leases	41,030	32,272
Furniture, fixtures and computer equipment	4,451	1,123
Leasehold improvements	23,549	18,875
Construction in progress	10,618	5,141
Operating lease right-of-use assets	27,459	15,090
	189,469	144,282
Less accumulated depreciation and amortization	(84,695)	(75,634)
Total plant, equipment, leasehold improvements and operating lease right-of-use assets, net	$104,774	$68,648

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at June 30, 2025
	June 30,	June 30,	(Using Fair Value Hierarchy)
	2025	2025	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$285,000	$302,456	$—	$302,456	$—
ABL Revolver	$30,000	$30,000	$—	$30,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2024
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2024	2024	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$285,000	$304,571	$—	$304,571	$—

The aggregate fair value of the Company’s Senior Notes (defined in Note 8, “Long-Term Debt”) was based on quoted prices for identical or similar liabilities in markets that are not active and, as a result, they are classified as Level 2 inputs. The fair value measurement associated with the ABL Revolver approximates its carrying value as of June 30, 2025, given the applicable variable interest rates.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

7. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued payroll and related employee expenses	$10,304	$9,493
Accrued employee performance-based incentive compensation	2,220	4,664
Employer payroll taxes	400	868
Accrued rebates	3,520	3,956
Capitalized contract costs payable	—	8,000
Accrued interest	13,446	13,506
Current operating and financing lease liabilities	11,630	9,065
Income taxes payable	309	881
Other	11,104	7,546
Total accrued expenses	$52,933	$57,979

Other accrued expenses as of June 30, 2025, and December 31, 2024, consisted primarily of miscellaneous accruals for invoices not yet received, self-insurance claims incurred but yet to be reported, and accrued restructuring and severance.

8. Long-Term Debt

As of June 30, 2025, and December 31, 2024, long-term debt consisted of the following:

	June 30,	December 31,
	2025	2024
Senior Notes	$285,000	$285,000
ABL Revolver	30,000	—
Unamortized deferred financing costs	(4,089)	(4,595)
Total long-term debt	310,911	280,405
Less current maturities	—	—
Long-term debt, net of current maturities	$310,911	$280,405

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

ABL Revolver

On the Closing Date, the Company and CPI CG Inc. as borrower (the “Borrower”), entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “ABL Revolver”) of up to $75.0 million. The ABL Revolver matures on the earliest to occur of July 11, 2029, and the date that is 91 days prior to the maturity of the Senior Notes.

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

As of June 30, 2025, the Company had $30.0 million of outstanding borrowings on the ABL Revolver.

Deferred Financing Costs

Certain costs incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing. As of June 30, 2025, the remaining unamortized debt issuance costs recorded on the Senior Notes were $4.1 million and were reported as a reduction to the long-term debt balance. The remaining unamortized debt issuance costs on the ABL Revolver were $1.4 million and were recorded as other assets on the condensed consolidated balance sheet as of June 30, 2025.

9. Income Taxes

The Company’s effective tax rates on pre-tax income were 61.4% and 27.7% for the three months ended June 30, 2025 and 2024, respectively, and 32.0% and 28.2% for the six months ended June 30, 2025 and 2024, respectively. The increase in the Company’s effective tax rate for the three months and six months ended June 30, 2025, compared to the prior year related to limitations on deductibility of executive compensation and non-deductible acquisition-related costs and increased state tax expenses related to the acquisition of Arroweye.

For the six months ended June 30, 2025 and 2024, the effective tax rates differ from the U.S. federal statutory income tax rate as follows:

	June 30,
	2025	2024
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	9.0	6.2
Permanent items (1)	3.6	1.9
Tax credits	(1.6)	(0.9)
Effective income tax rate	32.0%	28.2%
(1)	Includes the deductibility limitations on excess compensation.

As part of the acquisition of Arroweye completed on May 6, 2025, the Company acquired operating loss (NOL) carryforwards of over $85.8 million. The utilization of these NOLs will be subject to applicable limitations and include both NOLs with a 20-year carryover period ($72.1 million), as well as NOLs with no expiration period ($13.7 million). Due to the likelihood of expiration, a gross valuation allowance was calculated of $46.5 million and a net deferred tax asset (DTA) value of $8.6 million was recorded, specifically related to the NOLs.

During the three and six months ended June 30, 2025, the Company utilized $2.2 million of these NOL carryforwards to offset a portion of its taxable income for the period. This resulted in the utilization of approximately $0.5 million of the DTA and a corresponding reduction of the current income tax liability.

The remaining unutilized DTA, net of valuation allowance, specifically related to acquired NOLs is $8.1 million, which the Company expects to use in future periods, subject to applicable limitations.

10. Stockholders’ Deficit

Share Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expired on December 31, 2024 with a remaining unused authorized amount of $11.2 million.

During the six months ended June 30, 2024, the Company repurchased 352,750 shares of its common stock at an average price of $18.14 per share, excluding commissions, or $6.4 million in aggregate, on a trade date basis. As a result of certain of these share repurchases, the Company was obligated to purchase 120,534 shares from one of the Company’s significant stockholders at an average price of $18.23 per share in the subsequent quarter, in accordance with the stock repurchase agreements entered into with Tricor Pacific Capital Partners (Fund IV) US, LP.

11. Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2025 and 2024, 9,363 and 15,185 potentially dilutive securities, respectively, and for the six months ended June 30, 2025 and 2024, 10,693 and 24,298, respectively, were excluded from the calculation of diluted earnings per share. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$518	$6,001	$5,292	$11,456

Denominator:
Basic weighted-average common shares outstanding	11,297,785	11,049,968	11,271,815	11,158,334
Dilutive shares	630,158	726,926	698,094	659,250
Diluted weighted-average common shares outstanding	11,927,943	11,776,894	11,969,909	11,817,584

Basic earnings per share	$0.05	$0.54	$0.47	$1.03

Diluted earnings per share	$0.04	$0.51	$0.44	$0.97

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

13. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. Effective January 30, 2024, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the total number of shares of the Company’s common stock reserved and available for issuance thereunder by 1,000,000 shares, resulting in a total of 3,200,000 shares issuable under the Omnibus Plan. As of June 30, 2025, there were 780,053 shares of common stock available for grant under the Omnibus Plan.

In January 2024, the Company granted 60,000 performance stock units (PSU) in connection with the appointment of its Chief Executive Officer (“CEO”), with a grant date fair value of $0.9 million using a Monte Carlo simulation model. The PSU award will vest, subject to continuous employment, in equal one-third increments upon the attainment of the rolling weighted average closing price of the Company’s common stock equaling or exceeding each of $35.00, $50.00, and $65.00, in each case, for at least 90 consecutive trading days during the five-year performance period commencing on the grant date.

In February 2025, the Company granted executives a performance cash award (PCA) with a grant date fair value of $2.0 million using a Monte Carlo simulation model. The PCA will vest on December 31, 2025, subject to continuous employment and the achievement of certain Company performance goals including the Company’s relative total shareholder return of stock against the Russell 2000 index. Because the award is liability-classified, the award is remeasured at fair value at each reporting date and at settlement, which changes recognized as stock-based compensation expense.

During the six months ended June 30, 2025, the Company granted 112,828 restricted stock units at a weighted average grant date fair value of $24.95, and as of June 30, 2025, there were 545,360 outstanding restricted stock units at a weighted average grant date fair value of $22.23.

As of June 30, 2025, there were 747,937 options outstanding at a weighted average exercise price of $21.46. No options were granted during the six months ended June 30, 2025. Options have seven-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

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

As of June 30, 2025, the Company’s reportable segments were as follows:

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

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended June 30, 2025
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$81,176	$—	$—	$(226)	$80,950
Services	29,581	19,222	—	—	48,803
Total net sales	110,757	19,222	—	(226)	129,753
Cost of sales
Products (1)	55,204	—	—	(226)	54,978
Services (1)	17,860	12,686	—	—	30,546
Depreciation and amortization	3,044	1,065	—	—	4,109
Total cost of sales	76,108	13,751	—	(226)	89,633
Gross profit	34,649	5,471	—	—	40,120
Operating expenses	11,596	1,300	17,801	—	30,697
Income (loss) from operations	$23,053	$4,171	$(17,801)	$—	$9,423

EBITDA by segment:
Income (loss) from operations	$23,053	$4,171	$(17,801)	$—	$9,423
Depreciation and amortization	3,528	1,126	861	—	5,515
Other income (expense)	(33)	—	20	—	(13)
EBITDA	$26,548	$5,297	$(16,920)	$—	$14,925

Gross profit margin	31.3%	28.5%	*	*	30.9%
EBITDA margin	24.0%	27.6%	*	*	11.5%

	Six Months Ended June 30, 2025
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$150,801	$—	$—	$(676)	$150,125
Services	56,476	45,935	—	(22)	102,389
Total net sales	207,277	45,935	—	(698)	252,514
Cost of sales
Products (1)	101,939	—	—	(676)	101,263
Services (1)	34,293	28,905	—	(22)	63,176
Depreciation and amortization	5,142	2,117	—	—	7,259
Total cost of sales	141,374	31,022	—	(698)	171,698
Gross profit	65,903	14,913	—	—	80,816
Operating expenses	21,147	2,743	33,399	—	57,289
Income (loss) from operations	$44,756	$12,170	$(33,399)	$—	$23,527

EBITDA by segment:
Income (loss) from operations	$44,756	$12,170	$(33,399)	$—	$23,527
Depreciation and amortization	5,799	2,242	1,721	—	9,762
Other income (expense)	(40)	6	39	—	5
EBITDA	$50,515	$14,418	$(31,639)	$—	$33,294

Gross profit margin	31.8%	32.5%	*	*	32.0%
EBITDA margin	24.4%	31.4%	*	*	13.2%

	Three Months Ended June 30, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$64,461	$—	$—	$(617)	$63,844
Services	31,159	23,815	—	—	54,974
Total net sales	95,620	23,815	—	(617)	118,818
Cost of sales
Products (1)	42,510	—	—	(617)	41,893
Services (1)	16,988	14,755	—	—	31,743
Depreciation and amortization	1,958	836	—	—	2,794
Total cost of sales	61,456	15,591	—	(617)	76,430
Gross profit	34,164	8,224	—	—	42,388
Operating expenses	8,775	1,315	17,389	—	27,479
Income (loss) from operations	$25,389	$6,909	$(17,389)	$—	$14,909

EBITDA by segment:
Income (loss) from operations	$25,389	$6,909	$(17,389)	$—	$14,909
Depreciation and amortization	2,237	895	916	—	4,048
Other income (expense)	(1)	(1)	(76)	—	(78)
EBITDA	$27,625	$7,803	$(16,549)	$—	$18,879

Gross profit margin	35.7%	34.5%	*	*	35.7%
EBITDA margin	28.9%	32.8%	*	*	15.9%

	Six Months Ended June 30, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$122,832	$—	$—	$(830)	$122,002
Services	60,761	48,013	—	(22)	108,752
Total net sales	183,593	48,013	—	(852)	230,754
Cost of sales
Products (1)	80,525	—	—	(830)	79,695
Services (1)	33,580	28,114	—	(22)	61,672
Depreciation and amortization	3,829	1,652	—	—	5,481
Total cost of sales	117,934	29,766	—	(852)	146,848
Gross profit	65,659	18,247	—	—	83,906
Operating expenses	17,516	2,593	34,743	—	54,852
Income (loss) from operations	$48,143	$15,654	$(34,743)	$—	$29,054

EBITDA by segment:
Income (loss) from operations	$48,143	$15,654	$(34,743)	$—	$29,054
Depreciation and amortization	4,387	1,766	1,912	—	8,065
Other income (expense)	(63)	(2)	(78)	—	(143)
EBITDA	$52,467	$17,418	$(32,909)	$—	$36,976

Gross profit margin	35.8%	38.0%	*	*	36.4%
EBITDA margin	28.6%	36.3%	*	*	16.0%
*	Calculation not meaningful.
(1)	Exclusive of depreciation and amortization.

Reconciliation of Net Income to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$518	$6,001	$5,292	$11,456
Interest, net	8,069	6,530	15,754	12,955
Income tax expense	823	2,300	2,486	4,500
Depreciation and amortization	5,515	4,048	9,762	8,065
EBITDA	$14,925	$18,879	$33,294	$36,976

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of June 30, 2025, and December 31, 2024, were as follows:

	June 30,	December 31,
	2025	2024
Debit and Credit	$330,132	$248,970
Prepaid Debit	48,323	60,621
Other	21,340	40,066
Total assets	$399,795	$349,657

Capital Expenditures of Reportable Segments

Total capital expenditures of the Company’s reportable segments as of June 30, 2025 and 2024, were as follows:

	Six Months Ended June 30,
	2025	2024
Debit and Credit	$7,516	$1,371
Prepaid Debit	1,341	1,373
Other	255	—
Total capital expenditures	$9,112	$2,744

15. Subsequent Events

On July 2, 2025, the Company and the Borrower entered into Amendment No. 1 to Credit Agreement (the “Amendment”), which amends the ABL Revolver to, among other things, increase the available borrowing capacity to $100.0 million from $75.0 million. The amendment did not modify the maturity date of the agreement nor the interest rate.

On July 15, 2025, the Company redeemed $20.0 million of its outstanding $285.0 million aggregate principal amount Senior Notes. The redemption was made pursuant to the terms of the indenture governing the terms of the Senior Notes, at a redemption price of 103.000% of par plus accrued and unpaid interest to the date of redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. Management’s Discussion and Analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “affirm,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: (i) risks relating to our business and industry, such as a deterioration in general economic conditions, including due to inflationary conditions, resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our failure to retain our existing key customers or identify and attract new customers; the highly competitive, saturated and consolidated nature of our marketplace; our inability to develop, introduce and commercialize new products and services, including due to our inability to undertake research and development activities; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner or at all; system security risks, data protection breaches and cyber-attacks; the usage, or lack thereof, of artificial intelligence technologies; disruptions, delays or other failures in our supply chain, including as a result of inflationary pressures, single-source suppliers, failure or inability of suppliers to comply with our code of conduct or contractual requirements, trade restrictions, tariffs, foreign conflicts or political unrest in countries in which our suppliers operate, and our inability to pass related costs on to our customers or difficulty meeting customers’ delivery expectations due to extended lead times; changes in U.S. trade policy and the impact of tariffs on our business and results of operations; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; defects in our software and computing systems; disruptions in production at one or more of our facilities due to weather conditions, climate change, political instability, or social unrest; problems in production quality, materials and process and costs relating to product defects and any related product liability and/or warranty claims and damage to our reputation; our inability to recruit, retain and develop qualified personnel, including key personnel, and implement effective succession processes; our substantial indebtedness, including the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our inability to make debt service payments or refinance such indebtedness; our inability to successfully execute on, integrate, or achieve the anticipated benefits of acquisitions, including the acquisition of Arroweye, or execute on divestitures or strategic relationships; our status as an accelerated filer and complying with the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting and risks relating to investor confidence in our financial reporting; environmental, social and governance (“ESG”) preferences and demands of various stakeholders and the related impact on our ability to access capital, produce our products in conformity with stakeholder preferences, comply with stakeholder demands and comply with any related legal or regulatory requirements or restrictions; negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; damage to our reputation or brand image; the effects of climate change on our business; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our inability to renew licenses with key technology licensors; our limited ability to raise capital, which may lead to delays in innovation or the abandonment of our strategic initiatives; costs and impacts related to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers; our inability to realize the full value of our long-lived assets; costs and potential liabilities associated with compliance or failure to comply with laws and regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; the effects of trade restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects of ongoing foreign conflicts on the global economy; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; (ii) risks relating to ownership of our common stock, such as those associated with concentrated ownership of our stock by our significant stockholders and potential conflicts of interests with other stockholders; the impact of concentrated ownership of our common stock and the sale or perceived sale of a substantial amount of common stock on the trading volume and market price of our common stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of or were nominated by our significant stockholders; the influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock; the impact of stockholder activism or securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholders to change the composition of our board of directors; and (iii) general risks, such as relating to our ability to comply with a wide variety of complex evolving laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings and the adequacy of our insurance policies; and other risks that are described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025, in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 7, 2025, and our other reports filed from time to time with the SEC.

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

On May 6, 2025, we acquired Arroweye Solutions, Inc. (“Arroweye”), a leading provider of digitally-driven on-demand payment card solutions for the U.S. market, based in Las Vegas, Nevada for a purchase price of $45.6 million, subject to customary post-closing working capital adjustments.

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

Trends and Uncertainties That May Affect our Financial Performance

Macroeconomic Trends and Uncertainty

We continue to monitor macroeconomic trends and uncertainties such as the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which have had and may have adverse effects on net sales and profitability. As a result of the tariffs announced by the U.S. presidential administration in the first half of 2025, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we have experienced and anticipate further increased supply chain challenges and fluctuations in the costs of raw materials and components used in our products. In addition, tariffs or other trade restrictions caused and may lead to continuing economic uncertainty, which has and may continue to reduce demand for our products and services, and negatively affect our net sales and profitability. We are continuing to evaluate these factors and their possible effects as well as our ability to potentially offset all or a portion of the impacts through pricing actions and cost savings efforts for the rest of fiscal year 2025 and in the future.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations and comprehensive income for each of the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$80,950	$63,844	$17,106	26.8%	$150,125	$122,002	$28,123	23.1%
Services	48,803	54,974	(6,171)	(11.2)%	102,389	108,752	(6,363)	(5.9)%
Total net sales	129,753	118,818	10,935	9.2%	252,514	230,754	21,760	9.4%
Cost of sales (1)	89,633	76,430	13,203	17.3%	171,698	146,848	24,850	16.9%
Gross profit	40,120	42,388	(2,268)	(5.4)%	80,816	83,906	(3,090)	(3.7)%
Operating expenses	30,697	27,479	3,218	11.7%	57,289	54,852	2,437	4.4%
Income from operations	9,423	14,909	(5,486)	(36.8)%	23,527	29,054	(5,527)	(19.0)%
Other expense, net:
Interest, net	(8,069)	(6,530)	(1,539)	23.6%	(15,754)	(12,955)	(2,799)	21.6%
Other income (expense), net	(13)	(78)	65	* %	5	(143)	148	* %
Income before taxes	1,341	8,301	(6,960)	(83.8)%	7,778	15,956	(8,178)	(51.3)%
Income tax expense	(823)	(2,300)	1,477	(64.2)%	(2,486)	(4,500)	2,014	(44.8)%
Net income	$518	$6,001	$(5,483)	(91.4)%	$5,292	$11,456	$(6,164)	(53.8)%

Gross profit margin	30.9%	35.7%			32.0%	36.4%

* Calculation not meaningful.

(1)For the three months ended June 30, 2025 and 2024, net sales and cost of sales each include $0.2 million and $0.6 million of intersegment eliminations, respectively. For the six months ended June 30, 2025 and 2024, net sales and cost of sales each include $0.7 million and $0.9 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the three and six months ended June 30, 2025, compared to the corresponding prior year period. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of operations and comprehensive income.

Net Sales:

Net sales increased for the three and six months ended June 30, 2025, primarily due to increased Products net sales in our Debit and Credit segment, which included contributions from the acquisition of Arroweye, partially offset by decreased Services net sales in our Debit and Credit and Prepaid Debit segments. The decrease in Services net sales in the Prepaid Debit segment was attributable to a change in accounting resulting in reduced revenue recognition related to work-in-process orders as discussed in Note 1, “Business Overview and Summary of Significant Accounting Policies” of the condensed consolidated financial statements in this report.

Gross Profit and Gross Profit Margin:

Gross profit decreased for the three and six months ended June 30, 2025, primarily due to negative impacts from a change in accounting resulting in reduced revenue recognition related to work-in-process orders, primarily in our Prepaid Debit segment.

Gross profit margin decreased for the three and six months ended June 30, 2025, as negative sales mix and increases in production costs, including increased tariffs, were partially offset by increases in net sales.

Operating Expenses:

Operating expenses increased for the three and six months ended June 30, 2025, primarily due to increased professional service fees related to acquisition and integration costs associated with the acquisition of Arroweye.

Interest, net:

Interest expense increased for the three and six months ended June 30, 2025, primarily due to impacts from higher interest rates and higher average borrowing on the 10.000% Senior Secured Notes due 2029 (defined below) entered into on July 11, 2024, compared to the 8.625% Senior Secured Notes due 2026 outstanding in the prior year period.

Other Income (Expense), net:

Other income (expense), net, was relatively consistent for the three and six months ended June 30, 2025.

Income Tax Expense:

Our effective tax rates on pre-tax income were 61.4% and 27.7% for the three months ended June 30, 2025 and 2024, respectively, and 32.0% and 28.2% for the six months ended June 30, 2025 and 2024, respectively. The increase in the Company’s effective tax rate for the three months and six months ended June 30, 2025, compared to the prior year related to limitations on deductibility of executive compensation and non-deductible acquisition-related costs and increased state tax expenses related to the acquisition of Arroweye.

Segment Discussion

Debit and Credit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)
Net sales	$110,757	$95,620	$15,137	15.8%	$207,277	$183,593	$23,684	12.9%
Gross profit	$34,649	$34,164	$485	1.4%	$65,903	$65,659	$244	0.4%
Income from operations	$23,053	$25,389	$(2,336)	(9.2)%	$44,756	$48,143	$(3,387)	(7.0)%

Gross profit margin	31.3%	35.7%			31.8%	35.8%

Net Sales:

Net sales for Debit and Credit increased for the three and six months ended June 30, 2025, primarily due to increased Products net sales, including contributions from the Arroweye acquisition, partially offset by decreased Services net sales. The increase in Products net sales was driven by higher volumes of contactless cards, including metal cards, as well as increased Card@Once printer sales. The decrease in Services net sales was driven by lower personalization services.

Gross Profit and Gross Profit Margin:

Gross profit for Debit and Credit was relatively consistent for the three and six months ended June 30, 2025, primarily due to increased net sales, including additional net sales from the Arroweye acquisition. Gross profit margin decreased primarily due to negative sales mix and increased production costs, including increased tariffs.

Income from Operations:

Income from operations for Debit and Credit decreased for the three and six months ended June 30, 2025, primarily due to relatively consistent gross profit and increased operating expenses, including increased compensation-related expenses, driven by increased headcount including the Arroweye acquisition.

Prepaid Debit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)
Net sales	$19,222	$23,815	$(4,593)	(19.3)%	$45,935	$48,013	$(2,078)	(4.3)%
Gross profit	$5,471	$8,224	$(2,753)	(33.5)%	$14,913	$18,247	$(3,334)	(18.3)%
Income from operations	$4,171	$6,909	$(2,738)	(39.6)%	$12,170	$15,654	$(3,484)	(22.3)%

Gross profit margin	28.5%	34.5%			32.5%	38.0%

Net Sales:

Net sales for Prepaid Debit decreased for the three and six months ended June 30, 2025, primarily due to a change in accounting resulting in reduced revenue recognition for work-in-process orders, partially offset by increased sales of higher-priced packaging solutions and healthcare payment solutions.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Prepaid Debit decreased for the three and six months ended June 30, 2025, primarily due to negative impacts from a change in accounting resulting in reduced revenue recognition for work-in-process orders; partially offset by increased net sales to existing customers.

Income from Operations:

Income from operations for Prepaid Debit decreased for the three and six months ended June 30, 2025, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)
Operating expenses	$17,801	$17,389	$412	2.4%	$33,399	$34,743	$(1,344)	(3.9)%

Operating Expenses:

Other operating expenses increased for the three months ended June 30, 2025, primarily due to increased professional service fees related to acquisition and integration costs associated with the acquisition of Arroweye, as well as increased severance expense. These increases were partially offset by decreased compensation-related expenses, including decreased stock compensation and employee performance-based incentive compensation.

Other operating expenses decreased for the six months ended June 30, 2025, primarily due to decreased compensation-related expenses, including the impact of costs in the prior year period related to the prior-Chief Executive Officer (“CEO”) retention agreement, and decreased stock compensation. These decreases were partially offset by increased professional service fees related to acquisition and integration costs associated with the acquisition of Arroweye.

Liquidity and Capital Resources

At June 30, 2025, we had $17.1 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven by net income and fluctuations in working capital. Our working capital fluctuates primarily due to the timing and size of tax payments, collections from customers, inventory purchases, payments of employee incentive programs, and interest payments on our outstanding Senior Notes, with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt, and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels and our senior secured revolving credit facility (the “ABL Revolver”) with available borrowing capacity of $42.9 million as of June 30, 2025, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. Factors include, but are not limited to, demand from some of our customers for certain products and services; changes in economic conditions, especially those impacting our customers; the pricing, terms and availability of goods and services that we purchase; and financings that we enter into.

Cash Flows from Operating Activities

Cash provided by operating activities for the six months ended June 30, 2025, increased to $9.9 million from $4.1 million for the six months ended June 30, 2024, primarily due to reduced working capital usage, partially offset by lower net income. Working capital benefited from increased collections on accounts receivable, lower inventory purchases, and lower payments related to the prior-CEO retention agreement, partially offset by incentive payments related to a customer contract originally entered into in the first quarter of 2024, higher employee performance-based incentive compensation payments in 2025, and higher cash paid for interest on our Senior Notes due to a higher coupon rate and higher average borrowings.

Investing Activities

Arroweye Acquisition

On May 6, 2025, we acquired Arroweye for initial cash consideration of $42.4 million, which is net of cash acquired of $1.6 million and an initial working capital adjustment. Final cash consideration is subject to customary post-closing working capital adjustments. The acquisition was funded through a combination of cash on hand and our available capacity under the ABL Revolver. Refer to Note 4, “Acquisition” of the condensed consolidated financial statements in this report for information regarding the acquisition.

Capital Expenditures

During the six months ended June 30, 2025, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $9.1 million, primarily related to the new production facility in Indiana.

Financing

As of June 30, 2025, and December 31, 2024, we had the following outstanding borrowings:

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Senior Notes	$285,000	$285,000
ABL Revolver	30,000	—
Unamortized deferred financing costs	(4,089)	(4,595)
Total long-term debt	$310,911	$280,405

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

ABL Revolver

On the Closing Date, the Company and CPI CG Inc. as borrower (the “Borrower”), entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent, providing for an asset-based, senior secured revolving credit facility (the “ABL Revolver”) of up to $75.0 million. The ABL Revolver matures on the earliest to occur of July 11, 2029 and the date that is 91 days prior to the maturity of the Senior Notes. We primarily utilize our ABL Revolver to provide general liquidity and to support shorter term financing requirements.

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

As of June 30, 2025, we had $30.0 million of outstanding borrowings on the ABL Revolver.

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

Debt Service Requirements

As of June 30, 2025, the total projected principal and interest payments on our borrowings were $451.9 million, primarily related to the Senior Notes, of which $29.5 million of interest is expected to be paid in the next 12 months.

The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2029, and the principal is due upon maturity. We have estimated our future interest payments including an additional $32.0 million of borrowings under the ABL Revolver and early redemptions of principal of $20.0 million on the Senior Notes, both of which occurred on July 15, 2025. This also assumes no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early, or refinance all or a portion of our borrowings in future periods.

Leases

We lease equipment and real property for production and services. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, “Financing and Operating Leases,” in our Annual Report on Form 10-K for the year ended December 31, 2024, for details on our leasing arrangements, including future maturities of our operating lease liabilities.

In February 2024, we entered into a build-to-suit lease agreement to relocate and modernize our operations at our Fort Wayne, Indiana production facility, which commenced in the first quarter of 2025, and payments beginning in 2026. Under this lease agreement, we will pay an annual base rent of $0.9 million, subject to an annual rent increase of 2.0%. The lease is for 10 years and includes two consecutive options to extend the term of the lease by five years for each such option.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of June 30, 2025, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, for which there were no material changes as of June 30, 2025, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Exchange Act of 1934) as of June 30, 2025, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On May 6, 2025, the Company acquired Arroweye. We are currently in the process of integrating Arroweye's controls and processes into our control environment and will incorporate Arroweye in our assessment of the effectiveness of our internal control over financial reporting as of the end of 2026. Other than the change related to the integration of Arroweye, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information

Item 1. Legal Proceedings

Refer to Note 12, “Commitments and Contingencies” of the condensed consolidated financial statements in this report for information regarding legal proceedings.

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025, set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six months ended June 30, 2025, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1*	Form of 2025 Executive Short-Term Incentive Plan.
10.2

Amendment No. 1 to Credit Agreement, by and among CPI Card Group Inc., CPI CG Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2025).

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

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.
August 8, 2025	/s/ John Lowe
John Lowe
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2025	/s/ Jeffrey Hochstadt
Jeffrey Hochstadt
Chief Financial Officer
(Principal Financial Officer)

August 8, 2025	/s/ Donna Abbey Carmignani
Donna Abbey Carmignani
Chief Accounting Officer
(Principal Accounting Officer)