Form 10-Q
period 2025-09-30
CPI Card Group Inc.
filed 2025-11-04
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of October 28, 2025: 11,387,538

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$15,955	$33,544
Accounts receivable, net	90,773	85,491
Inventories, net	85,128	72,660
Prepaid expenses and other current assets	19,487	11,347
Total current assets	211,343	203,042
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	106,303	68,648
Intangible assets, net of accumulated amortization of $58,540 and $55,393, respectively	19,744	10,492
Goodwill	50,648	47,150
Other assets	19,022	20,325
Total assets	$407,060	$349,657
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$29,387	$16,123
Accrued expenses	49,465	57,979
Deferred revenue and customer deposits	3,602	1,485
Total current liabilities	82,454	75,587
Long-term debt	308,433	280,405
Deferred income taxes	3,224	3,318
Other long-term liabilities	38,608	25,968
Total liabilities	432,719	385,278

Commitments and contingencies (Note 12)

Stockholders’ deficit:
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock; $0.001 par value—100,000,000 shares authorized; 11,387,538 and 11,240,507 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	11	11
Capital deficit	(103,067)	(105,429)
Accumulated earnings	77,397	69,797
Total stockholders’ deficit	(25,659)	(35,621)
Total liabilities and stockholders’ deficit	$407,060	$349,657

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales:
Products	$84,453	$69,648	$234,578	$191,650
Services	53,513	55,103	155,902	163,855
Total net sales	137,966	124,751	390,480	355,505
Cost of sales:
Products (exclusive of depreciation and amortization shown below)	59,161	44,199	160,424	123,894
Services (exclusive of depreciation and amortization shown below)	33,201	32,927	96,377	94,599
Depreciation and amortization	4,611	2,927	11,870	8,408
Total cost of sales	96,973	80,053	268,671	226,901
Gross profit	40,993	44,698	121,809	128,604
Operating expenses:
Selling, general and administrative (exclusive of depreciation and amortization shown below)	26,471	25,674	81,257	77,942
Depreciation and amortization	1,504	1,226	4,007	3,810
Total operating expenses	27,975	26,900	85,264	81,752
Income from operations	13,018	17,798	36,545	46,852
Other expense, net:
Interest, net	(8,746)	(13,458)	(24,500)	(26,413)
Loss on debt extinguishment	(287)	(2,987)	(287)	(2,987)
Other expense, net	(242)	(534)	(237)	(677)
Total other expense, net	(9,275)	(16,979)	(25,024)	(30,077)
Income before income taxes	3,743	819	11,521	16,775
Income tax (expense) benefit	(1,435)	474	(3,921)	(4,026)
Net income	$2,308	$1,293	$7,600	$12,749

Basic and diluted earnings per share:
Basic earnings per share	$0.20	$0.12	$0.67	$1.14
Diluted earnings per share	$0.19	$0.11	$0.64	$1.08

Basic weighted-average shares outstanding	11,353,329	11,107,126	11,298,986	11,141,264
Diluted weighted-average shares outstanding	11,853,630	11,872,783	11,937,369	11,856,404

Comprehensive income:
Net income	$2,308	$1,293	$7,600	$12,749
Total comprehensive income	$2,308	$1,293	$7,600	$12,749

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share amounts)

(Unaudited)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
June 30, 2025	11,334,910	$11	$(104,126)	$75,089	$(29,026)
Shares issued under stock-based compensation plans	52,628	—	(423)	—	(423)
Stock-based compensation	—	—	1,482	—	1,482
Components of comprehensive income:
Net income	—	—	—	2,308	2,308
September 30, 2025	11,387,538	$11	$(103,067)	$77,397	$(25,659)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
December 31, 2024	11,240,507	$11	$(105,429)	$69,797	$(35,621)
Shares issued under stock-based compensation plans	147,031	—	(1,500)	—	(1,500)
Stock-based compensation	—	—	3,862	—	3,862
Components of comprehensive income:
Net income	—	—	—	7,600	7,600
September 30, 2025	11,387,538	$11	$(103,067)	$77,397	$(25,659)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
June 30, 2024	11,186,596	$11	$(106,300)	$61,732	$(44,557)
Shares issued under stock-based compensation plans	93,356	—	(1,309)	—	(1,309)
Stock-based compensation	—	—	1,782	—	1,782
Repurchase and retirement of common shares	(120,534)	—	—	—	—
Components of comprehensive income:
Net income	—	—	—	1,293	1,293
September 30, 2024	11,159,418	$11	$(105,827)	$63,025	$(42,791)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
December 31, 2023	11,446,155	$11	$(102,223)	$50,276	$(51,936)
Shares issued under stock-based compensation plans	186,547	—	(2,595)	—	(2,595)
Stock-based compensation	—	—	6,936	—	6,936
Repurchase and retirement of common shares	(473,284)	—	(7,945)	—	(7,945)
Components of comprehensive income:
Net income	—	—	—	12,749	12,749
September 30, 2024	11,159,418	$11	$(105,827)	$63,025	$(42,791)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$7,600	$12,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,730	9,448
Amortization expense	3,147	2,770
Stock-based compensation expense	4,537	6,936
Amortization of debt issuance costs	983	1,206
Loss on early extinguishment of debt	887	8,763
Deferred income taxes and other, net	4,245	(1,781)
Changes in operating assets and liabilities:
Accounts receivable, net	4,150	(5,878)
Inventories	(9,126)	(21,964)
Prepaid expenses and other assets	1,177	(19,343)
Income taxes, net	(5,178)	(602)
Accounts payable	8,834	8,326
Accrued expenses and other liabilities	(16,192)	15,396
Deferred revenue and customer deposits	2,117	626
Cash provided by operating activities	19,911	16,652
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(13,777)	(4,199)
Cash paid for acquisition, net of cash acquired	(42,442)	—
Other	50	1
Cash used in investing activities	(56,169)	(4,198)
Financing activities
Proceeds from borrowings on debt	67,000	293,000
Payments on debt	(40,000)	(275,897)
Payments on finance leases and other obligations	(5,967)	(3,688)
Common stock repurchased	—	(8,678)
Debt issuance costs	(264)	(6,583)
Payment for debt early redemption premium	(600)	(5,776)
Taxes withheld and paid on stock-based compensation awards	(1,500)	(2,595)
Cash provided by (used in) financing activities	18,669	(10,217)
Net (decrease) increase in cash and cash equivalents	(17,589)	2,237
Cash and cash equivalents, beginning of period	33,544	12,413
Cash and cash equivalents, end of period	$15,955	$14,650
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$31,099	$25,128
Income taxes paid	$6,441	$8,247
Income taxes refunded	$(60)	$(409)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,703	$1,292
Financing leases	$11,128	$5,690
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$2,525	$1,527

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

Revenue Recognition

During the second quarter of 2025, the Company reassessed certain aspects of its revenue recognition practices under ASC 606, Revenue from Contracts with Customers, and the legal enforceability of certain contract terms based on evolving business practices where the Company and a customer deviate from contract terms after an order is placed but before it is shipped. This assessment highlights the Company’s approach relating to goods that are in production but have not yet shipped, reflecting its emphasis on maintaining long-term customer relationships.

Such deviations may impact the legal enforceability of payment terms for goods that are in the process of being produced but have not shipped. As a result, the Company concluded that certain contracts no longer meet the criteria for over-time revenue recognition under ASC 606. Effective prospectively beginning in the second quarter of 2025, the Company began recognizing revenue for these contracts at a point in time, typically upon shipment or customer acceptance. Additionally, in connection with the acquisition and integration of Arroweye Solutions, Inc. ("Arroweye") during the second quarter of 2025, the Company assessed Arroweye’s customer contracts and determined that Arroweye revenue should also be recognized at point-in-time.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), to clarify and modernize the accounting for costs related to internal-use software. Although adoption of this accounting standard would have been effective for the Company for fiscal years beginning after December 15, 2027, the Company elected to early adopt the standard in the third quarter of 2025. The application of ASU 2025-06 does not have a material impact on the Company’s consolidated financial position and results of operations.

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

2. Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2025	2024
Trade accounts receivable	$91,019	$78,464
Unbilled accounts receivable	—	7,213
	91,019	85,677
Less allowance for credit losses	(246)	(186)
Total accounts receivable, net	$90,773	$85,491

3. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$72,876	$63,863
Work in process	5,205	955
Finished goods	7,047	7,842
Total inventories, net	$85,128	$72,660

4. Acquisition

Arroweye Acquisition

On May 6, 2025, the Company acquired Arroweye, a leading provider of digitally-driven, on-demand payment card solutions for the U.S. market based in Las Vegas, Nevada, for a purchase price of $45.8 million. The acquisition was funded through a combination of cash on hand and the Company’s available capacity under the ABL Revolver (defined in Note 8, “Long-Term Debt”), with $1.5 million of the purchase price held in escrow. Additionally, the Company incurred $4.1 million of acquisition and integration costs during the nine months ended September 30, 2025, which are presented in “Selling, general and administrative” expenses in the Company’s condensed consolidated statement of operations and comprehensive income. The final purchase price allocation is subject to further analysis of tax balances, final valuation of identifiable intangible assets, and other items.

The Arroweye financial results are included in the Company's Debit and Credit segment from the date of acquisition.

All assets and liabilities have been recorded at fair value, excluding deferred tax liabilities. The following table summarizes the preliminary allocations of purchase price:

Cash and cash equivalents	$1,603
Accounts receivable	9,424
Inventories	3,992
Prepaid expenses and other current assets	2,517
Plant, equipment, leasehold improvements and operating lease right-of-use assets	17,563
Intangible assets	12,400
Goodwill	3,498
Deferred income taxes	3,699
Other assets	298
Total assets	54,994
Accounts payable	2,837
Accrued expenses	3,986
Accrued long-term operating leases	2,371
Total purchase price	$45,800

The goodwill recognized for Arroweye is primarily attributable to the assembled workforce and is recorded in the Debit and Credit segment. The amount attributed to goodwill is not tax deductible.

The preliminary estimated fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Weighted Average
	Life (Years)
Trademark	2.5	$600
Acquired technology	7.0	4,400
Customer relationships	15.0	7,400
Total identifiable intangible assets acquired		$12,400

The fair values of the trademark and customer relationships were determined using the relief from royalty and excess earnings methodologies of the income approach, respectively. The fair value of acquired technology was determined using the cost to replace methodology of the cost approach. The valuations of the intangible assets were derived using Level 3 inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates.

5

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	September 30,	December 31,
	2025	2024
Machinery and equipment	$84,740	$71,781
Machinery and equipment under financing leases	43,397	32,272
Furniture, fixtures and computer equipment	4,582	1,123
Leasehold improvements	25,033	18,875
Construction in progress	11,232	5,141
Operating lease right-of-use assets	28,146	15,090
	197,130	144,282
Less accumulated depreciation and amortization	(90,827)	(75,634)
Total plant, equipment, leasehold improvements and operating lease right-of-use assets, net	$106,303	$68,648

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at September 30, 2025
	September 30,	September 30,	(Using Fair Value Hierarchy)
	2025	2025	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$265,000	$278,780	$—	$278,780	$—
ABL Revolver	$47,000	$47,000	$—	$47,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2024
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2024	2024	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$285,000	$304,571	$—	$304,571	$—

The aggregate fair value of the Company’s Senior Notes (defined in Note 8, “Long-Term Debt”) was based on quoted prices for identical or similar liabilities in markets that are not active and, as a result, they are classified as Level 2 inputs. The fair value measurement associated with the ABL Revolver approximates its carrying value as of September 30, 2025, given the applicable variable interest rates.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

7. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued payroll and related employee expenses	$11,680	$9,493
Accrued employee performance-based incentive compensation	1,993	4,664
Employer payroll taxes	1,445	868
Accrued rebates	4,669	3,956
Capitalized contract costs payable	—	8,000
Accrued interest	6,365	13,506
Current operating and financing lease liabilities	12,304	9,065
Income taxes payable	9	881
Other	11,000	7,546
Total accrued expenses	$49,465	$57,979

Other accrued expenses as of September 30, 2025, and December 31, 2024, consisted primarily of miscellaneous accruals for invoices not yet received, accrued sales and use tax, and self-insurance claims incurred but not yet reported.

8. Long-Term Debt

As of September 30, 2025, and December 31, 2024, long-term debt consisted of the following:

	September 30,	December 31,
	2025	2024
Senior Notes	$265,000	$285,000
ABL Revolver	47,000	—
Unamortized deferred financing costs	(3,567)	(4,595)
Total long-term debt	308,433	280,405
Less current maturities	—	—
Long-term debt, net of current maturities	$308,433	$280,405

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

On July 15, 2025, the Company used available capacity under the ABL Revolver (defined below) to redeem $20.0 million of its outstanding $285.0 million aggregate principal amount Senior Notes. The redemption was made pursuant to the terms of the indenture governing the Senior Notes, at a redemption price of 103.000% of par plus accrued and unpaid interest to the date of redemption.

The Company has obligations to make an offer to repay the Senior Notes requiring prepayment in advance of the maturity date upon the occurrence of certain events, including a change of control and certain asset sales.

ABL Revolver

On the Closing Date, the Company and CPI CG Inc. as borrower (the “Borrower”), entered into a credit agreement with JPMorgan Chase Bank, N.A., as lender, administrative agent and collateral agent (“JPMorgan”), providing for an asset-based, senior secured revolving credit facility (the “ABL Revolver”) of up to $75.0 million. The ABL Revolver matures on the earliest to occur of July 11, 2029, and the date that is 91 days prior to the maturity of the Senior Notes.

On July 2, 2025, the Company, the Borrower, and JPMorgan entered into Amendment No. 1 to Credit Agreement (the “Amendment”), which amends the ABL Revolver to, among other things, increase the available borrowing capacity from $75.0 million to $100.0 million. The Amendment did not modify the maturity date of the ABL Revolver nor the interest rate.

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

As of September 30, 2025, the Company had $47.0 million of outstanding borrowings on the ABL Revolver.

Deferred Financing Costs

Certain costs incurred with borrowings are amortized as an adjustment to interest expense over the life of the borrowing. As of September 30, 2025, the remaining unamortized debt issuance costs recorded on the Senior Notes were $3.6 million and were reported as a reduction to the long-term debt balance. The remaining unamortized debt issuance costs on the ABL Revolver were $1.4 million and were recorded as other assets on the condensed consolidated balance sheet as of September 30, 2025.

9. Income Taxes

The Company’s effective tax rates on pre-tax income were 38.3% and (57.9)% for the three months ended September 30, 2025 and 2024, respectively, and 34.0% and 24.0% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the Company’s effective tax rate for the three months and nine months ended September 30, 2025, compared to the prior year related to limitations on deductibility of executive compensation and non-deductible acquisition-related costs, decreased deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting and increased state tax expenses related to the acquisition of Arroweye.

For the nine months ended September 30, 2025 and 2024, the effective tax rates differ from the U.S. federal statutory income tax rate as follows:

	September 30,
	2025	2024
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	7.1	5.6
Permanent items (1)	7.7	(1.4)
Tax credits	(1.8)	(1.2)
Effective income tax rate	34.0%	24.0%
(1)	Includes the deductibility limitations on excess compensation.

As part of the acquisition of Arroweye completed on May 6, 2025, the Company acquired net operating loss (NOL) carryforwards of over $86.1 million, net of a valuation allowance of $55.7 million. The utilization of these NOLs will be subject to applicable limitations and include both NOLs with a 20-year carryover period ($72.4 million), as well as NOLs with no expiration period ($13.7 million).

During the nine months ended September 30, 2025, the Company utilized $2.9 million of these NOL carryforwards to offset a portion of its taxable income for the period. The remaining unutilized DTA, net of valuation allowance, specifically related to acquired NOLs is $6.0 million, which the Company expects to use in future periods, subject to applicable limitations.

10. Stockholders’ Deficit

Share Repurchases

On November 2, 2023, the Company's board of directors approved a share repurchase plan authorizing the Company to repurchase up to $20.0 million of the Company's common stock, par value $0.001 per share. This authorization expired on December 31, 2024, with a remaining unused authorized amount of $11.2 million.

During the nine months ended September 30, 2024, the Company repurchased 473,284 shares of its common stock at an average price of $18.16 per share, excluding commissions, or $8.6 million in aggregate, on a trade date basis. This amount included 364,848 shares purchased from one of the Company’s significant stockholders at an average price of $18.09 per share, in accordance with the stock repurchase agreements with Tricor Pacific Capital Partners (Fund IV) US, LP. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2025.

11. Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2025 and 2024, 22,751 and 5,728 potentially dilutive securities, respectively, and for the nine months ended September 30, 2025 and 2024, 15,589 and 24,298, respectively, were excluded from the calculation of diluted earnings per share. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$2,308	$1,293	$7,600	$12,749

Denominator:
Basic weighted-average common shares outstanding	11,353,329	11,107,126	11,298,986	11,141,264
Dilutive shares	500,301	765,657	638,383	715,140
Diluted weighted-average common shares outstanding	11,853,630	11,872,783	11,937,369	11,856,404

Basic earnings per share	$0.20	$0.12	$0.67	$1.14

Diluted earnings per share	$0.19	$0.11	$0.64	$1.08

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

Voluntary Disclosure Program

The Company is subject to unclaimed or abandoned property (escheat) laws which require it to turn over to state governmental authorities the property of others held by the Company that has been unclaimed for specified periods of time. Property subject to escheat laws generally relates to uncashed checks, trade accounts receivable credits and unpaid payable balances. During the second quarter of 2022, the Company received a letter from the Delaware Secretary of State inviting the Company to participate in the Delaware Secretary of State’s Abandoned or Unclaimed Property Voluntary Disclosure Agreement Program to avoid being sent an audit notice by the Delaware Department of Finance. On August 31, 2022, the Company entered into Delaware’s Voluntary Disclosure Agreement Program in order to voluntarily comply with Delaware’s abandoned property law in exchange for certain protections and benefits. In October 2025, the Company reached a preliminary settlement to resolve the matter for an immaterial amount.

13. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. Effective January 30, 2024, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the total number of shares of the Company’s common stock reserved and available for issuance thereunder by 1,000,000 shares, resulting in a total of 3,200,000 shares issuable under the Omnibus Plan. As of September 30, 2025, there were 727,878 shares of common stock available for grant under the Omnibus Plan.

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

In February 2025, the Company granted executives a performance cash award (PCA) with a grant date fair value of $2.0 million using a Monte Carlo simulation model. The PCA will vest on December 31, 2025, subject to continuous employment and the achievement of certain Company performance goals including the Company’s relative total shareholder return of stock against the Russell 2000 index. Because the award is liability-classified, the award is remeasured at fair value at each reporting date and at settlement, with changes recognized as stock-based compensation expense.

During the nine months ended September 30, 2025, the Company granted 181,169 restricted stock units at a weighted average grant date fair value of $21.41. As of September 30, 2025, there were 534,679 outstanding restricted stock units at a weighted average grant date fair value of $21.49.

As of September 30, 2025, there were 730,364 options outstanding at a weighted average exercise price of $21.33. No options were granted during the nine months ended September 30, 2025. Options have seven-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

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

As of September 30, 2025, the Company’s reportable segments were as follows:

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

Performance Measures of Reportable Segments

Net sales and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended September 30, 2025
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$85,072	$—	$—	$(619)	$84,453
Services	30,200	23,335	—	(22)	53,513
Total net sales	115,272	23,335	—	(641)	137,966
Cost of sales
Products (1)	59,780	—	—	(619)	59,161
Services (1)	18,012	15,211	—	(22)	33,201
Depreciation and amortization	3,536	1,075	—	—	4,611
Total cost of sales	81,328	16,286	—	(641)	96,973
Gross profit	33,944	7,049	—	—	40,993
Operating expenses	12,667	1,166	14,142	—	27,975
Income (loss) from operations	$21,277	$5,883	$(14,142)	$—	$13,018

EBITDA by segment:
Income (loss) from operations	$21,277	$5,883	$(14,142)	$—	$13,018
Depreciation and amortization	4,113	1,134	868	—	6,115
Other expense	(238)	(1)	(290)	—	(529)
EBITDA	$25,152	$7,016	$(13,564)	$—	$18,604

Gross profit margin	29.4%	30.2%	*	*	29.7%
EBITDA margin	21.8%	30.1%	*	*	13.5%

	Nine Months Ended September 30, 2025
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$235,873	$—	$—	$(1,295)	$234,578
Services	86,676	69,270	—	(44)	155,902
Total net sales	322,549	69,270	—	(1,339)	390,480
Cost of sales
Products (1)	161,719	—	—	(1,295)	160,424
Services (1)	52,305	44,116	—	(44)	96,377
Depreciation and amortization	8,678	3,192	—	—	11,870
Total cost of sales	222,702	47,308	—	(1,339)	268,671
Gross profit	99,847	21,962	—	—	121,809
Operating expenses	33,814	3,909	47,541	—	85,264
Income (loss) from operations	$66,033	$18,053	$(47,541)	$—	$36,545

EBITDA by segment:
Income (loss) from operations	$66,033	$18,053	$(47,541)	$—	$36,545
Depreciation and amortization	9,912	3,376	2,589	—	15,877
Other (expense) income	(278)	5	(251)	—	(524)
EBITDA	$75,667	$21,434	$(45,203)	$—	$51,898

Gross profit margin	31.0%	31.7%	*	*	31.2%
EBITDA margin	23.5%	30.9%	*	*	13.3%

	Three Months Ended September 30, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$69,803	$—	$—	$(155)	$69,648
Services	29,952	25,173	—	(22)	55,103
Total net sales	99,755	25,173	—	(177)	124,751
Cost of sales
Products (1)	44,354	—	—	(155)	44,199
Services (1)	17,342	15,607	—	(22)	32,927
Depreciation and amortization	1,928	999	—	—	2,927
Total cost of sales	63,624	16,606	—	(177)	80,053
Gross profit	36,131	8,567	—	—	44,698
Operating expenses	9,096	1,456	16,348	—	26,900
Income (loss) from operations	$27,035	$7,111	$(16,348)	$—	$17,798

EBITDA by segment:
Income (loss) from operations	$27,035	$7,111	$(16,348)	$—	$17,798
Depreciation and amortization	2,198	1,061	894	—	4,153
Other income (expense)	31	(1)	(3,551)	—	(3,521)
EBITDA	$29,264	$8,171	$(19,005)	$—	$18,430

Gross profit margin	36.2%	34.0%	*	*	35.8%
EBITDA margin	29.3%	32.5%	*	*	14.8%

	Nine Months Ended September 30, 2024
	Debit and Credit	Prepaid Debit	Other	Intersegment Eliminations	Total
Net sales
Products	$192,636	$—	$—	$(986)	$191,650
Services	90,712	73,186	—	(43)	163,855
Total net sales	283,348	73,186	—	(1,029)	355,505
Cost of sales
Products (1)	124,880	—	—	(986)	123,894
Services (1)	50,921	43,721	—	(43)	94,599
Depreciation and amortization	5,757	2,651	—	—	8,408
Total cost of sales	181,558	46,372	—	(1,029)	226,901
Gross profit	101,790	26,814	—	—	128,604
Operating expenses	26,612	4,049	51,091	—	81,752
Income (loss) from operations	$75,178	$22,765	$(51,091)	$—	$46,852

EBITDA by segment:
Income (loss) from operations	$75,178	$22,765	$(51,091)	$—	$46,852
Depreciation and amortization	6,585	2,827	2,806	—	12,218
Other expense	(32)	(3)	(3,629)	—	(3,664)
EBITDA	$81,731	$25,589	$(51,914)	$—	$55,406

Gross profit margin	35.9%	36.6%	*	*	36.2%
EBITDA margin	28.8%	35.0%	*	*	15.6%
*	Calculation not meaningful.
(1)	Exclusive of depreciation and amortization.

Reconciliation of Net Income to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$2,308	$1,293	$7,600	$12,749
Interest, net	8,746	13,458	24,500	26,413
Income tax expense (benefit)	1,435	(474)	3,921	4,026
Depreciation and amortization	6,115	4,153	15,877	12,218
EBITDA	$18,604	$18,430	$51,898	$55,406

Balance Sheet Data of Reportable Segments

Total assets of the Company’s reportable segments as of September 30, 2025, and December 31, 2024, were as follows:

	September 30,	December 31,
	2025	2024
Debit and Credit	$334,879	$248,970
Prepaid Debit	51,444	60,621
Other	20,737	40,066
Total assets	$407,060	$349,657

Capital Expenditures of Reportable Segments

Total capital expenditures of the Company’s reportable segments as of September 30, 2025 and 2024, were as follows:

	Nine Months Ended September 30,
	2025	2024
Debit and Credit	$10,681	$2,800
Prepaid Debit	2,809	1,382
Other	287	17
Total capital expenditures	$13,777	$4,199

15. Subsequent Events

On October 7, 2025, the Company acquired a 20% equity interest in Gift Card Co Pty Ltd, doing business as “Karta,” a digital card technology company and prepaid program manager based in Australia. Total consideration for the transaction was $10.0 million, with $2.5 million paid in cash upon closing, and the remaining $7.5 million will be recorded as contingent consideration. The Company determined it will exercise significant influence and therefore the investment will be accounted for as an equity method investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. Management’s Discussion and Analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “affirm,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: (i) risks relating to our business and industry, such as a deterioration in general economic conditions, including due to inflationary conditions, resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our failure to retain our existing key customers or identify and attract new customers; the highly competitive, saturated and consolidated nature of our marketplace; our inability to develop, introduce and commercialize new products and services, including due to our inability to undertake research and development activities; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and services in a timely manner or at all; system security risks, data protection breaches and cyber-attacks; the usage, or lack thereof, of artificial intelligence technologies; disruptions, delays or other failures in our supply chain, including as a result of inflationary pressures, single-source suppliers, failure or inability of suppliers to comply with our code of conduct or contractual requirements, trade restrictions, tariffs, foreign conflicts or political unrest in countries in which our suppliers operate, and our inability to pass related costs on to our customers or difficulty meeting customers’ delivery expectations due to extended lead times; changes in U.S. trade policy and the impact of tariffs on our business and results of operations; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; defects in our software and computing systems; disruptions in production at one or more of our facilities due to weather conditions, climate change, political instability, or social unrest; problems in production quality, materials and process and costs relating to product defects and any related product liability and/or warranty claims and damage to our reputation; our inability to recruit, retain and develop qualified personnel, including key personnel, and implement effective succession processes; our substantial indebtedness, including the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our inability to make debt service payments or refinance such indebtedness; our inability to successfully execute on, integrate, or achieve the anticipated benefits of acquisitions, including the acquisition of Arroweye, or execute on divestitures, strategic relationships, or investments; our status as an accelerated filer and complying with the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting and risks relating to investor confidence in our financial reporting; environmental, social and governance (“ESG”) preferences and demands of various stakeholders and the related impact on our ability to access capital, produce our products in conformity with stakeholder preferences, comply with stakeholder demands and comply with any related legal or regulatory requirements or restrictions; negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; damage to our reputation or brand image; the effects of climate change on our business; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our inability to renew licenses with key technology licensors; our limited ability to raise capital, which may lead to delays in innovation or the abandonment of our strategic initiatives; costs and impacts related to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers; our inability to realize the full value of our long-lived assets; costs and potential liabilities associated with compliance or failure to comply with laws and regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; the effects of trade restrictions, delays or interruptions in our ability to source raw materials and components used in our products from foreign countries; the effects of ongoing foreign conflicts on the global economy; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; (ii) risks relating to ownership of our common stock, such as those associated with concentrated ownership of our stock by our significant stockholders and potential conflicts of interests with other stockholders; the impact of concentrated ownership of our common stock and the sale or perceived sale of a substantial amount of common stock on the trading volume and market price of our common stock; potential conflicts of interest that may arise due to our board of directors being comprised in part of directors who are principals of or were nominated by our significant stockholders; the influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock; the impact of stockholder activism or actual or threatened securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholders to change the composition of our board of directors; and (iii) general risks, such as relating to our ability to comply with a wide variety of complex evolving laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings and the adequacy of our insurance policies; and other risks that are described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 4, 2025, in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 7, 2025, and our other reports filed from time to time with the SEC.

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

On May 6, 2025, we acquired Arroweye for a purchase price of $45.8 million.

Segment Overview

Our business consists of the following reportable segments: Debit and Credit, Prepaid Debit, and Other.

Debit and Credit Segment

Our Debit and Credit segment primarily produces secure debit and credit cards and provides card services, including digital services, for U.S. card-issuing financial institutions. Products produced by this segment primarily include payment cards, including contact, contactless, eco-focused, metal and magnetic stripe cards. Services include personalization; instant issuance, which provides customers the ability to issue an instant personalized debit or credit card on-demand within a customer location; and other payment solutions such as digital push provisioning for mobile wallets.

Prepaid Debit Segment

Our Prepaid Debit segment primarily provides integrated prepaid card services to prepaid program managers primarily in the U.S., including payment cards issued on the networks of the Payment Card Brands and related tamper-evident secure packaging.

Other

Our Other segment includes corporate expenses.

Trends and Uncertainties That May Affect our Financial Performance

Macroeconomic Trends and Uncertainty

We continue to monitor macroeconomic trends and uncertainties such as the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which have had and may have adverse effects on net sales and profitability. As a result of the tariffs announced by the U.S. presidential administration in the first nine months of 2025, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we have experienced and may experience further increased supply chain challenges and fluctuations in the costs of raw materials and components used in our products. In addition, tariffs or other trade restrictions caused and may lead to continuing economic uncertainty, which has increased costs and may reduce demand for our products and services, and negatively affect our net sales and profitability. We are continuing to evaluate these factors and their possible effects as well as our ability to potentially offset all or a portion of the impacts through pricing actions and cost savings efforts for the rest of fiscal year 2025 and in the future.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations and comprehensive income for each of the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)
Net sales: (1)
Products	$84,453	$69,648	$14,805	21.3%	$234,578	$191,650	$42,928	22.4%
Services	53,513	55,103	(1,590)	(2.9)%	155,902	163,855	(7,953)	(4.9)%
Total net sales	137,966	124,751	13,215	10.6%	390,480	355,505	34,975	9.8%
Cost of sales (1)	96,973	80,053	16,920	21.1%	268,671	226,901	41,770	18.4%
Gross profit	40,993	44,698	(3,705)	(8.3)%	121,809	128,604	(6,795)	(5.3)%
Operating expenses	27,975	26,900	1,075	4.0%	85,264	81,752	3,512	4.3%
Income from operations	13,018	17,798	(4,780)	(26.9)%	36,545	46,852	(10,307)	(22.0)%
Other expense, net:
Interest, net	(8,746)	(13,458)	4,712	(35.0)%	(24,500)	(26,413)	1,913	(7.2)%
Loss on debt extinguishment	(287)	(2,987)	2,700	* %	(287)	(2,987)	2,700	* %
Other expense, net	(242)	(534)	292	* %	(237)	(677)	440	* %
Income before taxes	3,743	819	2,924	357.0%	11,521	16,775	(5,254)	(31.3)%
Income tax (expense) benefit	(1,435)	474	(1,909)	(402.7)%	(3,921)	(4,026)	105	(2.6)%
Net income	$2,308	$1,293	$1,015	78.5%	$7,600	$12,749	$(5,149)	(40.4)%

Gross profit margin	29.7%	35.8%			31.2%	36.2%

* Calculation not meaningful.

(1)For the three months ended September 30, 2025 and 2024, net sales and cost of sales each include $0.6 million and $0.2 million of intersegment eliminations, respectively. For the nine months ended September 30, 2025 and 2024, net sales and cost of sales each include $1.3 million and $1.0 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the three and nine months ended September 30, 2025, compared to the corresponding prior year period. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of operations and comprehensive income.

Net Sales:

Net sales increased for the three months ended September 30, 2025, primarily due to contributions of Products net sales from the acquisition of Arroweye, partially offset by lower Services net sales in our Prepaid Debit segment.

Net sales increased for the nine months ended September 30, 2025, primarily due to higher Products net sales, including increased volumes of contactless cards and contributions from the acquisition of Arroweye, partially offset by decreased Services net sales in our Debit and Credit and Prepaid Debit segments.

The decrease in Services net sales in the Prepaid Debit segment for the nine months ended September 30, 2025 was attributable to a change in accounting in the second quarter of 2025 resulting in reduced revenue recognition related to work-in-process orders as discussed in Note 1, “Business Overview and Summary of Significant Accounting Policies,” of the condensed consolidated financial statements in this report.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin decreased for the three and nine months ended September 30, 2025, primarily due to negative sales mix and increased production costs, including increased tariff and depreciation expenses; partially offset by increases in net sales.

Operating Expenses:

Operating expenses increased for the three and nine months ended September 30, 2025, primarily due to increased professional service fees and other costs associated with the acquisition and integration of Arroweye. These increases were partially offset by decreased compensation-related expenses, including decreased employee performance-based incentive compensation. The three months ended September 30, 2025 was also impacted by decreased executive severance, while the nine months ended September 30, 2025 was also impacted by costs that were incurred in the prior year period in accordance with the former Chief-Executive Officer’s (“CEO”) retention agreement.

Interest, net:

Interest expense decreased for the three and nine months ended September 30, 2025, primarily due to payment in the prior year period of an early redemption premium of $5.8 million related to the redemption in full of the $267.9 million 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”), as compared to payment in the current period of a $0.6 million premium related to the redemption of $20.0 million 10.000% Senior Secured Notes due 2029.

Loss on Debt Extinguishment:

During the three and nine months ended September 30, 2024, we recorded a $3.0 million loss on debt extinguishment relating to the unamortized deferred financing costs in connection with the redemption of the 2026 Senior Notes and the refinancing of our ABL Revolver Credit Agreement in July 2024.

Other Expense, net:

Other expense, net, was relatively consistent for the three and nine months ended September 30, 2025.

Income Tax (Expense) Benefit:

Our effective tax rates on pre-tax income were 38.3 % and (57.9)% for the three months ended September 30, 2025 and 2024, respectively, and 34.0% and 24.0% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the Company’s effective tax rate for the three months and nine months ended September 30, 2025, compared to the prior year related to limitations on deductibility of executive compensation and non-deductible acquisition-related costs, deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting and increased state tax expenses related to the acquisition of Arroweye.

Segment Discussion

Debit and Credit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)
Net sales	$115,272	$99,755	$15,517	15.6%	$322,549	$283,348	$39,201	13.8%
Gross profit	$33,944	$36,131	$(2,187)	(6.1)%	$99,847	$101,790	$(1,943)	(1.9)%
Income from operations	$21,277	$27,035	$(5,758)	(21.3)%	$66,033	$75,178	$(9,145)	(12.2)%

Gross profit margin	29.4%	36.2%			31.0%	35.9%

Net Sales:

Net sales for Debit and Credit increased for the three months ended September 30, 2025, primarily due to increased Products net sales, including contributions from the Arroweye acquisition and increased Card@Once printer sales; partially offset by lower volumes of contact-only EMV cards.

Net sales for Debit and Credit increased for the nine months ended September 30, 2025, primarily due to increased Products net sales, including contributions from the Arroweye acquisition, higher volumes of contactless cards, including metal cards, and increased Card@Once printer sales, partially offset by decreased sales of other cards and personalization services.

Gross Profit and Gross Profit Margin:

Gross profit for Debit and Credit decreased for the three and nine months ended September 30, 2025, primarily due to negative sales mix and increased production costs, including increased tariff and depreciation expenses, partially offset by increases in net sales.

Income from Operations:

Income from operations for Debit and Credit decreased for the three and nine months ended September 30, 2025, primarily due to decreased gross profit and increased operating expenses driven by increased compensation-related expenses resulting from increased headcount, including from the Arroweye acquisition.

Prepaid Debit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)
Net sales	$23,335	$25,173	$(1,838)	(7.3)%	$69,270	$73,186	$(3,916)	(5.4)%
Gross profit	$7,049	$8,567	$(1,518)	(17.7)%	$21,962	$26,814	$(4,852)	(18.1)%
Income from operations	$5,883	$7,111	$(1,228)	(17.3)%	$18,053	$22,765	$(4,712)	(20.7)%

Gross profit margin	30.2%	34.0%			31.7%	36.6%

Net Sales:

Net sales for Prepaid Debit decreased for the three months ended September 30, 2025, primarily due to decreased sales from existing customers.

Net sales for Prepaid Debit decreased for the nine months ended September 30, 2025, primarily due to a change in accounting resulting in reduced revenue recognition for work-in-process orders; partially offset by increased sales of higher-priced packaging solutions and healthcare payment solutions.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Prepaid Debit decreased for the three months ended September 30, 2025, primarily due to decreased net sales. Gross profit and gross profit margin for Prepaid Debit decreased for the nine months ended September 30, 2025, primarily due to a change in accounting that was implemented in the second quarter resulting in reduced revenue recognition for work-in-process orders; partially offset by increased net sales to existing customers.

Income from Operations:

Income from operations for Prepaid Debit decreased for the three and nine months ended September 30, 2025, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of operating expenses shown below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

	(dollars in thousands)
Operating expenses	$14,142	$16,348	$(2,206)	(13.5)%	$47,541	$51,091	$(3,550)	(6.9)%

Operating Expenses:

Other operating expenses decreased for the three and nine months ended September 30, 2025, primarily due to decreased compensation-related expenses, including employee performance-based incentive compensation and executive severance; partially offset by increased professional service fees related to acquisition and integration costs associated with the acquisition of Arroweye. Other operating expenses for the nine months ended September 30, 2025, also decreased due to the impact of costs that were incurred in the prior year period in accordance with the former CEO’s retention agreement.

Liquidity and Capital Resources

At September 30, 2025, we had $16.0 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven by net income and fluctuations in working capital. Our working capital fluctuates primarily due to the timing and size of tax payments, collections from customers, inventory purchases, payments of employee incentive programs, and interest payments on our outstanding Senior Notes, with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt, and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels and our senior secured revolving credit facility (the “ABL Revolver”) with available borrowing capacity of $50.2 million as of September 30, 2025, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. Factors include, but are not limited to, demand from some of our customers for certain products and services; changes in economic conditions, especially those impacting our customers; the pricing, terms and availability of goods and services that we purchase; and financings that we enter into.

Cash Flows from Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2025, increased to $19.9 million from $16.7 million for the nine months ended September 30, 2024, primarily due to reduced working capital usage. Working capital benefited from increased collections on accounts receivable, lower inventory purchases, and lower payments related to the prior-CEO retention agreement, partially offset by incentive payments related to a customer contract originally entered into in the first quarter of 2024, higher employee performance-based incentive compensation payments in 2025, and higher cash paid for interest on our Senior Notes.

Investing Activities

Arroweye Acquisition

On May 6, 2025, we acquired Arroweye for initial cash consideration of $42.4 million. In October 2025, we made a final payment of $1.8 million resulting in a final purchase price of $45.8 million, which includes a final net working capital adjustment. The final cash consideration paid was $44.2 million, which is net of cash acquired of $1.6 million. The acquisition was funded through a combination of cash on hand and our available capacity under the ABL Revolver. Refer to Note 4, “Acquisition” of the condensed consolidated financial statements in this report for information regarding the acquisition.

Capital Expenditures

During the nine months ended September 30, 2025, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $13.8 million, primarily related to our new production facility in Indiana.

Financing

As of September 30, 2025, and December 31, 2024, we had the following outstanding borrowings:

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Senior Notes	$265,000	$285,000
ABL Revolver	47,000	—
Unamortized deferred financing costs	(3,567)	(4,595)
Total long-term debt	$308,433	$280,405

Senior Notes

On the Closing Date, we completed a private offering of the Senior Notes and related guarantees at an issue price of 100%. The Senior Notes mature on July 15, 2029 and interest is payable on January 15 and July 15 of each year.

On July 15, 2025, the Company redeemed $20.0 million of its outstanding $285.0 million aggregate principal amount Senior Notes. The redemption was made pursuant to the terms of the indenture governing the Senior Notes, at a redemption price of 103.000% of par plus accrued and unpaid interest to the date of redemption.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control and certain asset sales.

ABL Revolver

On the Closing Date, the Company, the Borrower, and JPMorgan entered into the ABL Revolver. The ABL Revolver matures on the earliest to occur of July 11, 2029 and the date that is 91 days prior to the maturity of the Senior Notes. We primarily utilize our ABL Revolver to provide general liquidity and to support shorter term financing requirements.

On July 2, 2025, the Company, the Borrower, and JPMorgan entered into the Amendment, which amends the ABL Revolver to, among other things, increase the available borrowing capacity to $100.0 million from $75.0 million. The Amendment did not modify the maturity date of the ABL Revolver nor the interest rate.

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

As of September 30, 2025, we had $47.0 million of outstanding borrowings on the ABL Revolver.

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

Debt Service Requirements

As of September 30, 2025, the total projected principal and interest payments on our borrowings were $422.3 million, primarily related to the Senior Notes, of which $29.1 million of interest is expected to be paid in the next 12 months.

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

In February 2024, we entered into a build-to-suit lease agreement to relocate and modernize our operations at our Fort Wayne, Indiana production facility, which was made available for our use in the first quarter of 2025, and payments beginning in the fourth quarter of 2025. Under this lease agreement, we will pay an annual base rent of $0.9 million, subject to an annual rent increase of 2.0%. The lease commenced on August 1, 2025, for an initial term of 10 years and includes two consecutive options to extend the term of the lease by five years for each such option.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of September 30, 2025, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, for which there were no material changes as of September 30, 2025, included:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Exchange Act of 1934) as of September 30, 2025, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and nine months ended September 30, 2025, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

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

CPI CARD GROUP INC.
November 4, 2025	/s/ John Lowe
John Lowe
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2025	/s/ Jeffrey Hochstadt
Jeffrey Hochstadt
Chief Financial Officer
(Principal Financial Officer)

November 4, 2025	/s/ Donna Abbey Carmignani
Donna Abbey Carmignani
Chief Accounting Officer
(Principal Accounting Officer)