Form 10-K
period 2025-12-31
CPI Card Group Inc.
filed 2026-03-05
CIK 1641614

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates was $148.8 million on June 30, 2025 computed based on the closing price of the registrant’s common stock of $23.72 as reported on the Nasdaq Global Market on that date.

As of February 25, 2026, the number of shares outstanding of the registrant’s common stock was 11,460,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

These risks and uncertainties include, but are not limited to: (i) risks relating to our business and industry, such as a deterioration in general economic conditions, including due to inflationary conditions, resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our failure to retain our existing key customers or identify and attract new customers; the highly competitive, saturated and consolidated nature of our marketplace; our inability to develop, introduce and commercialize new products and related services, including due to our inability to undertake research and development activities; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and related services in a timely manner or at all; system security risks, data protection breaches and cyber-attacks; the usage, or lack thereof, of artificial intelligence technologies; disruptions, delays or other failures in our supply chain, including as a result of inflationary pressures, single-source suppliers, failure or inability of suppliers to comply with our code of conduct or contractual requirements, trade restrictions, tariffs, foreign conflicts or political unrest in countries in which our suppliers operate, and our inability to pass related costs on to our customers or difficulty meeting customers’ delivery expectations due to extended lead times; changes in U.S. and global trade policy and the impact of tariffs on our business and results of operations; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; defects in our software and computing systems; disruptions in production at one or more of our facilities due to weather conditions, climate change, political instability, or social unrest; problems in production quality, materials and process and costs relating to product defects and any related product liability and/or warranty claims and damage to our reputation; our inability to recruit, retain and develop qualified personnel, including key personnel, and implement effective succession processes; our substantial indebtedness, including the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our inability to make debt service payments or refinance such indebtedness; our inability to successfully execute on, integrate, or achieve the anticipated benefits of acquisitions, including the acquisition of Arroweye Solutions, Inc. (“Arroweye”), or execute on divestitures, strategic relationships, or investments; our status as an accelerated filer and complying with the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting and risks relating to investor confidence in our financial reporting; environmental, social and governance (“ESG”) preferences and demands of various stakeholders and the related impact on our ability to access capital, produce our products in conformity with stakeholder preferences, comply with stakeholder demands and comply with any related legal or regulatory requirements or restrictions; negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; damage to our reputation or brand image; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our inability to renew licenses with key technology licensors; our limited ability to raise capital, which may lead to delays in innovation or the abandonment of our strategic initiatives; costs and impacts related to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers; our inability to realize the full value of our long-lived assets; costs and potential liabilities associated with compliance or failure to comply with laws and regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; our failure to operate our business in accordance with the Payment Card Industry Security

Standards Council security standards or other industry standards; the effects of ongoing foreign conflicts on the global economy; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; (ii) risks relating to ownership of our common stock, such as those associated with concentrated ownership of our stock by our significant stockholders and potential conflicts of interests with other stockholders; the impact of concentrated ownership of our common stock and the sale or perceived sale of a substantial amount of common stock on the trading volume and market price of our common stock; potential conflicts of interest that may arise due to our Board of Directors being comprised in part of directors who are principals of or were nominated by our significant stockholders; the influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock; the impact of stockholder activism or actual or threatened securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholders to change the composition of our Board of Directors; and (iii) general risks, such as relating to our ability to comply with a wide variety of complex evolving laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings and the adequacy of our insurance policies; and other risks that are described in Part I, Item 1A, Risk Factors in this Annual Report on Form 10-K and our other reports filed from time to time with the Securities and Exchange Commission (the “SEC”).

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

Overview

CPI is a payments technology company providing a comprehensive range of physical and digital payment solutions for U.S. financial institutions, processors, fintechs, prepaid program managers, and more. We are a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and Software-as-a-Service-based (“SaaS-based”) instant issuance solutions. We are also a market leader in the production of “Prepaid Debit Cards,” defined as debit cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®) but not linked to a traditional bank account, and related secure packaging solutions. We serve thousands of customers through direct and indirect sales channels and have maintained long-standing relationships with our top customers.

The foundation of our strong market position is our focus on customer service, quality and innovation and our comprehensive offering of payment card solutions. Our solutions provide a full suite of products and related services required to produce, personalize and fulfill payment cards, both physically and digitally, while maintaining the security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing design and production with end-to-end offerings that are integrated within our customers’ operations and require process and/or technology integration, such as secure data links to transfer highly sensitive cardholder information. These offerings are important to many of our customers not just for the payment cards themselves but as an essential element in utilizing them as part of their overall branding and marketing initiatives.

The U.S. payment card solutions market in which we operate has experienced growth in cards-in-circulation over a long-term period, driven by new account openings by legacy issuers and new entrants to the payment card market, such as financial technology companies (“fintechs”) and others. The U.S. payment card solutions market is characterized by users (primarily U.S. consumers) maintaining multiple payment cards both physically and digitally and by historically stable and recurring revenue driven by the continuous reissuance of debit and credit cards due to card expiration, re-branding, and card replacement activity, and by U.S. consumers switching from one financial institution to another.

Our revenues are primarily generated from the production and related service offerings of secure debit and credit cards that are issued on the networks of the Payment Card Brands, including Prepaid Debit Cards. Our business consists of the following reportable segments:

●	Debit and Credit: primarily produces secure debit and credit cards and provides related card services for U.S. card-issuing financial institutions, including personalization; instant issuance, which provides customers the ability to issue an instant personalized debit or credit card on-demand within a customer location; and other payment solutions such as digital push provisioning for mobile wallets;
●	Prepaid Debit: primarily provides secure packaging solutions, Prepaid Debit Cards, and other related integrated prepaid card services to prepaid program managers in the U.S.; and
●	Other: primarily corporate expenses.

For additional details regarding our segments, see Part II, Item 8, Financial Statements and Supplementary Data, Note 17 "Segment Reporting," and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Our Strategy

Our vision is to be the most trusted partner for innovative product and related payment technology solutions. We aim to expand our addressable market over the long term through diversification by adding adjacent product and related service offerings, including additional digital solutions, for our extensive customer base, and by leveraging our existing solutions for new customer verticals. We have initiated the expansion of our offerings to customers in non-traditional industry verticals, such as healthcare, which has already expanded our addressable markets. We also believe our connections into the U.S. payments ecosystem that support our digital SaaS-based instant card issuance solution could be utilized by our financial services customers for other digital solutions, as well as by certain businesses outside of the financial services industry.

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

Our Solutions

Debit and Credit Payment and Other Cards

We differentiate from other providers by focusing on high-quality, innovative payment cards. For many customers, we pair card design and production with end-to-end offerings that are integrated within our customers’ operations. In addition to providing payment solutions to typical financial institution and fintech payment card issuers, we also produce payment and other cards for healthcare payments, entertainment venues, government disbursements, and other industries.

We primarily produce contactless cards that are issued on the networks of the Payment Card Brands. Contactless cards (also known as dual interface cards), which share the functionality of a contact card but also have a radio-frequency identification (“RFID”) antenna that utilizes near field communications (“NFC”) technology to allow transactions to process on a contactless basis when the card is brought within the requisite proximity to an NFC-enabled payment terminal. Contactless cards are now the significant majority as a percentage of secure card volume for both CPI and the wider U.S. industry.

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

Our customers provide us with data, in many cases through technology integrations, that we use to personalize payment cards to individual consumers. We provide data preparation and personalization solutions for debit, credit and Prepaid Debit Cards. Our technology-driven personalization provides a wide range of customization options using advanced processes to encode, program, and emboss or print data, such as the cardholder’s name and account number. In addition, we provide data preparation related to the embedded chips within payment cards.

In certain cases, we prepare customized mailers to deliver cards to individual cardholders. We are also able to personalize payment cards and related collateral on a one-by-one, on-demand basis for our customers, enabling individualized offerings in an expedited manner. Our offerings include online ordering of a customized payment card through a program manager, with direct fulfillment to a consumer.

We believe our breadth, quality, and speed of personalization solutions further differentiates us with our financial institution and prepaid program manager customers and enables us to access additional business-to-business and business-to-consumer verticals such as healthcare, corporate incentives, government disbursement, benefits, insurance, tax refund, transit, payroll and others.

Integrated End-to-End On-Demand Payment Card Solution

We expanded our card production, data personalization and fulfillment capabilities in May 2025 through our acquisition of Arroweye. These expanded capabilities allow us to offer our customers increased customization, production, and personalization options through a fully integrated, on-demand payment card solution. This on-demand, highly customizable solution provides customers the opportunity to significantly reduce the time to set up new card programs and eliminates the need to maintain inventories of their customized cards and mailers.

Arroweye’s payment card solutions expanded our customer base across prepaid program managers, payroll related providers, healthcare related providers, and fintechs of all types, in addition to banks and credit unions. We provide these customers a variety of solutions, including debit and credit, incentives, rebates, gift cards, prepaid, payroll, healthcare, government disbursements, insurance, and fleet management services.

SaaS-based Instant Card Issuance and Other Digital Solutions

We provide a comprehensive solution that makes it easy for our customers to issue payment cards in a customer location and on-demand. Our proprietary and patented SaaS-based Card@Once® instant issuance system and personalization solution offers a faster delivery of payment cards by our customers to their consumers, typically within a few minutes. Our comprehensive solution is supported by our proprietary network of integrations and connections the Company has built to connect into the U.S payments ecosystem, including with certain financial institution platform providers, card processors and core banking systems. This network enables the Company to connect real-time data between our customers and those in the U.S. payments ecosystem supplying payment credentials, resulting in a market-leading customer experience.

Our Card@Once software solution transfers data from our servers to encode a contact or contactless card and personalizes the card on a hardware solution placed in our customer’s location. This process results in the issuance of a completely personalized, permanent debit or credit card to individual cardholders within a customer’s location. These processes are audited for Payment Card Industry (“PCI”) Security Standards Council data security standards compliance annually. Our Card@Once solution generates both initial sales revenue for the hardware and recurring revenue from the related card issuance activities. As of December 31, 2025, we serviced approximately 2,500 financial institutions representing more than 14,000 active Card@Once installations.

We also have the ability to provide other digital solutions through our proprietary network of integrations, including digital push provisioning, which allows our customers to push card credentials to a cardholder’s mobile wallet, and digital cards. Although revenues for these additional digital solutions have been insignificant to date, we believe these solutions have the opportunity to grow in the future. We have expanded our digital solution offerings by entering into a strategic relationship with a third-party to resell credit and debit card fraud prevention. We believe we are well positioned to expand our digital solutions offerings to our customers through our proprietary technology integrations with certain financial institution platform providers, card processors, core banking systems, and mobile banking app providers. These integrations have been developed over more than a decade to support the reselling of card personalization services through our digital SaaS-based instant issuance solution. We believe these technology integrations could enable us to provide additional digital solutions to our customers, including our digital push provisioning service as a complement to physical cards. Digital solutions often require upfront investment and additional integration but have the potential to deliver incremental revenue and increased margins over time.

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

Our customers include the largest prepaid program managers in the U.S., with whom we have built joint processes over many years, utilizing technology in certain instances, to facilitate the exchange of critical data such as information used to print and encode card number, expiration, and security codes. Prepaid program managers sell the cards and related packages we produce to retail channels, including national big box, grocery, and convenience/gas retailers, and others in various industries. For prepaid cards sold through retail, the relationships and processes we developed allow us to provide activation data, including information printed on the packaging which transacts with the retailer’s point of sale system to activate cards for use. In certain cases, we also manage the fulfillment of fully completed Prepaid Debit Card packages to retail locations on behalf of our customers.

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

Our Competitive Strengths

●	Strong Market Position. Our vision is to be our customers’ partner of choice by providing market-leading, high-quality payment solutions and customer service and delivering continuous innovation. We believe these efforts have resulted in CPI gaining estimated overall U.S. market share over the last several years. We believe our long-term customer relationships, comprehensive end-to-end card solutions, including eco-focused solutions, and capabilities such as our Card@Once instant issuance solution have contributed to these gains with issuers of secure credit and debit cards in the United States. We have also established a leading market position in the U.S. prepaid debit market, built on high-quality services, innovative tamper-evident secure packaging solutions aimed at reducing fraud and driving shelf appeal, and reliable delivery to our customers.
●	Long-Term Customer Relationships. We have long-standing, trust-based relationships with customers and have collaborated with our top 10 customers for more than 10 years, on average. We strive to put our customers at the center of everything we do. Our customer relationships generally involve the handling of sensitive information and require process and/or technology integration. As a result, our customers often view CPI as a partner they can trust and that can deliver the highest quality products and customer service.

●	Comprehensive End-to-End Card Solutions. The foundation of our strong market position with our small to mid-sized financial institution and fintech customers is our comprehensive end-to-end payment card solutions. Our solutions provide a full suite of products and related services required to produce, personalize and fulfill payment cards, while maintaining the security requirements of the Payment Card Brands. We are integral to many of our customers’ card programs, pairing design and production with end-to-end offerings that are integrated within our customers’ operations and in certain cases utilize data links to transfer highly sensitive cardholder information. Such offerings are important to many of our customers not just for the payment cards themselves but as an essential element in utilizing them as part of their overall branding and marketing initiatives. We believe that our comprehensive solutions, including our Arroweye on-demand solutions, allow many of our customers to choose a single, trusted partner to address their card program needs in a cost-effective manner instead of managing multiple suppliers across a complex value chain.
●	Payment Card Capabilities, Industry Experience, and Proprietary and Patented Solutions. Over the course of our long operating history, we have developed technological, engineering and operational expertise that we believe has made us a leader in our industry, including expertise with respect to complying with global technical standards for smart payment cards. We continuously work to enhance our offerings and to create and deliver next-generation products and solutions that meet the demands of the marketplace and our customers. Our eco-focused cards, including Second Wave cards featuring a core made with recovered ocean-bound plastic and Earthwise cards made with upcycled plastic, address customer demands for eco-focused card options. We now offer highly-customizable on-demand payment card solutions with quick turnaround timing through our Arroweye acquisition. Our expanding digital offerings include Card@Once, a proprietary and patented SaaS-based instant card issuance system. We believe that our technological and operational capabilities, combined with our continuous innovation, gives us a competitive advantage.
●	Integrations with the U.S. Payments Ecosystem. We have developed and continue to expand propritetary technology integrations with certain financial institution platform providers, card processors, core banking systems, and mobile banking app providers. We have been implementing these integrations for more than 10 years to support the reselling of card personalization services through our digital SaaS-based instant issuance solution. We believe these technology integrations could enable us to provide additional digital offerings to customers, including our digital push provisioning service for mobile wallets, which serves as a complement to our physical card personalization.
●	Network of High-Security Facilities. Each of our high-security facilities is audited for compliance with the PCI Security Standards Council by one or more of the Payment Card Brands, forming a network of compliant facilities in the United States. The Payment Card Brands’ attestations of compliance allow us to produce cards bearing these brands and provide relevant and integrated card services for our customers. These audit processes are long and complex, and our facilities and systems must comply with strict standards of security in order to obtain and retain these designations, which are regularly verified by both the Payment Card Brands and our customers. We believe the complexity and investment needed to obtain and retain these compliance designations serves as a barrier to new entrants into our market.
●	Experienced Leadership Team. We have an experienced leadership team focused on serving customers, driving innovation, generating efficient production and services processes, ensuring accountability, delivering timely and high-quality results, and generating long-term value for our stockholders.

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

Solutions for customer segments in our traditional markets include:

●	Large card issuers (defined as the top 10 card issuers in the United States based on an average of cards issued during the past three years): secure debit and credit cards;
●	Small to mid-sized financial institutions: secure debit and credit cards, card personalization, instant card issuance, and other payment solutions including digital solutions. The small to mid-sized financial institutions market segment includes regional banks, independent community banks, credit unions, and others and is often served by us through Resellers. We define “Resellers” as financial institution platform providers and card processor organizations that assist financial institutions with their core banking operations, including management of their credit and debit card programs;
●	Fintechs: secure debit and credit cards and card personalization;
●	Prepaid program managers: Prepaid Debit Cards, secure packaging solutions and other integrated prepaid card services. These prepaid program managers resell to their customer base which represents a significant number of U.S. distribution points, such as retail channels including national big box, grocery, and convenience/gas retailers, and others in various industries, and assist with the management and operations of their customers’ Prepaid Debit Cards programs; and
●	Other: payment and non-payment cards for healthcare providers, entertainment venues, government disbursements and others.

CPI had one customer that accounted for 10% or more of its revenue in 2025. Revenue from this customer was approximately 16% of total revenue for the year ended December 31, 2025, and we have been serving this customer for nearly 20 years. Although our direct relationship is with this customer, this customer resells our product and related services to a large number of indirect customers. More than half of our revenue for the year ended December 31, 2025 was from our top 10 customers, whom we have been serving for an average of more than 10 years. The majority of these sales are from Resellers, who provide our products and related services to thousands of indirect customers. Through our direct and indirect customer relationships, a majority of our annual revenue in our Debit and Credit segment is derived from small to mid-sized financial institutions and fintechs. Individually, many of these customers, including independent community banks and credit unions, represent minor amounts of our annual revenue.

We typically enter into master purchase or related solution agreements that govern the general terms and conditions of our commercial relationships. We then enter into a purchase order or other short-term arrangement that defines the quantities of products to be delivered or related services to be rendered and other terms specific to the order, as appropriate. In most cases, our contractual arrangements include neither exclusivity clauses nor commitments from our customers to order any given quantities of products on a medium or long-term basis.

Production

We have a network of high-security facilities that we leverage to fulfill customer orders, with an array of products and related services available to our customers. We have attempted to design our facilities and operating processes to provide exceptional service to all customers, with capabilities to execute high-volume and lower-volume production runs and on-demand solutions.

As of December 31, 2025, we operated facilities comprising approximately 500,000 square feet in the United States, with the majority of the space dedicated to payment card production, card personalization services, card packaging and fulfillment services. These facilities include a Las Vegas, Nevada location that was obtained through the Arroweye acquisition and a new Fort Wayne, Indiana facility opened in 2025, which replaced our previous facility in that city. See Part I, Item 2, Properties in this Annual Report on Form 10-K for information on the operations of each facility.

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

Sales and Marketing

We market ourselves as a leader and trusted partner in payments, seeking to meet or exceed the needs of our customers through high quality, flexibility, and meaningful, innovative products at value-driven pricing. We strategize and collaborate with our customers to bring them valuable and innovative solutions. We have sales representatives, customer relationships and partners that provide a wide geographic reach across the United States to sell and market our solutions. Our sales representatives offer complete end-to-end solutions that incorporate the full spectrum of our products and related services from concept to delivery.

Our sales and marketing strategy is focused on strengthening our relationships with existing customers through a consultative approach that includes cross-selling expanded related services and sharing expertise to enhance customers’ card programs. Our marketing efforts focus on the needs of our specific types of customers and leverage the strength of our full-service offerings to attract new customers. By tailoring our marketing strategy to different customer segments, we are able to provide relevant targeted solutions to meet our customers’ individual needs. We use an array of marketing communications and thought leadership across various industry publications, editorial white papers, case studies, conferences and trade shows, print and digital advertisements, educational webinars, podcasts, and blogs to introduce our existing customers and new customers to innovations in the payments market. We also strive to develop new or enhanced products by innovating through research and development activities. We believe these efforts drive customer retention and satisfaction and attract new customers.

Competition

The market for products and related services in the payment card industry is highly competitive. Competitive factors for our business include product quality, customer service, innovation, product line comprehensiveness and integration, timely introduction of new products, features and capabilities, and price. Although our company is smaller in size than the corporations that own some of our key competitors, we believe that our size and payment card related focus allow us to be more flexible and responsive to our customers’ needs.

We believe we are in competition with card producers, card personalization service providers, card packaging providers, and others that provide technology and digital solutions related to payment cards, such as ABCorp, CompoSecure L.L.C., Entrust, FIS, Fiserv, Giesecke & Devrient GmbH, HID Global, IDEMIA, Perfect Plastic Printing, Thales, and WestRock (Multi Packaging Solutions), among others.

Certain of these competitors are global conglomerates that possess substantially greater financial, sales and marketing resources than we do and can offer additional integrated products and solutions.

In addition, certain existing and potential customers have the ability to produce and/or personalize debit and credit payment cards in-house. Accordingly, we compete with certain of our customers, including those that offer transaction processing products and related services to financial institutions.

Suppliers

Our general procurement philosophy is to prevent or avoid being dependent on a single-source supplier. We believe we have developed constructive relationships with our suppliers and, in general, receive a high level of cooperation and support from them. However, certain components are only available from a single supplier, or substituting a component from a different supplier may require additional time and investment. Some of the most important components of our products include the microchips and antennas for our card products. Our main suppliers of microchips and antennas include three leading international producers with locations in Germany, Thailand, and Singapore, some of which source materials from Taiwan. For the year ended December 31, 2025, approximately 93% of our purchased microchips and antennas came from these three main suppliers, and approximately 74% came from one supplier, including most of our contactless chips. The other key components for our products are substrates and inlays. Our Second Wave payment cards feature a core made with ROBP, which we either have sourced or currently source from suppliers in Haiti and Thailand.

We monitor supply-chain risks and evaluate alternative suppliers based on numerous attributes including quality, performance, service, scalability, features, innovation, resiliency, importation costs, and price.

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

We rely on a combination of statutory (copyright, trademark and trade secret) and contractual safeguards to protect our intellectual property throughout the world. As of December 31, 2025, we had 67 U.S. and foreign trademark registrations and applications, 59 existing U.S. patents, 55 existing foreign patents, as well as 19 pending U.S. and foreign patent applications. Our U.S. and foreign patents and applications have an average remaining maturity of approximately 11 years, and our trademarks will be due for renewal for additional ten-year periods on an ongoing basis.

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

Financial Services

We are generally not directly subject to federal or state regulations specifically applicable to financial institutions such as banks and credit unions. However, as a provider of products and related services to these financial institutions, our operations may be examined by various state and federal regulatory authorities and representatives of the Federal Financial Institutions Examination Council, which is a formal inter-agency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions. Also, state and federal regulations require our financial institution customers to include certain provisions in their contracts with service providers like us and to conduct ongoing monitoring and risk management for third party relationships. In addition, we engage independent auditors annually to review certain of our operations to provide internal control evaluations for our customers’ auditors.

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

As of December 31, 2025, approximately 1,700 people were employed by CPI, of which nearly half are women and approximately 62% identify as being within a minority category. Approximately 77% of our full-time employees are production and service facility staff. None of our employees are represented by labor unions. We believe that our relations with our employees are positive.

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

Risk Factors Summary

Risks Relating to our Business and Industry

●	A deterioration in general economic conditions, including due to inflation-related challenges, resulting in reduced consumer confidence and consumer and business spending and decreased demand for our products.
●	The unpredictability of our operating results due to the varying cyclicality of the financial card and electronic payment industries, changes in customer inventory management practices, capital requirements, competition, new product developments, technological changes and other factors.
●	Failure to retain existing key customers and attract new customers due to competitive products, pricing pressures, extended production lead times, or the financial health of our customers.
●	The highly competitive, saturated and consolidated nature of our marketplace.

●	Our inability to develop new or enhanced products and related services, including due to our inability to undertake time-consuming and costly research and development activities, or the widespread adoption of technological changes, new products or industry standards, such as digital payment systems or mobile payments, which may render our products obsolete or irrelevant.
●	A cyber-attack or breach of our information technology systems resulting in losses of our intellectual property and/or sensitive cardholder data, harm to our competitive position and a loss of customer trust and confidence, and, as threats evolve, the necessity to invest in significant additional resources to enhance our information security and controls.
●	The usage, or lack thereof, of artificial intelligence technologies.
●	Disruptions, delays or other failures in our supply chain, including due to increased costs and inflationary pressures in our supply chain, single-source suppliers, or the failure or inability of our suppliers to comply with our codes of conduct or contractual requirements, trade restrictions, tariffs, foreign conflicts or political unrest in countries in which our suppliers operate, and our inability to pass related costs on to our customers or difficulty meeting customers’ delivery expectations due to extended lead times.
●	Changes in U.S. and global trade policy and the impact of tariffs have had and may continue to have a material adverse effect on our business and results of operations.
●	Any interruption of our information technology systems, including disruptions or failures of our third-party data centers, inhibiting our ability to serve our customers.
●	Defects in our software and computing systems, resulting in errors or delays in the processing of transactions and other interruptions in our business operations.
●	A disruption at any of our production facilities due to weather conditions, climate change, political instability, or social unrest and our inability to recover quickly or otherwise provide continuity of production to meet customer requirements.
●	Problems in our production processes, including as a result of mechanical or technological failures, which could lead to reduced production capacity and quality.
●	Defects in our products that may give rise to products recalls, product liability and warranty claims as well as damage to our reputation.
●	Failure to recruit, retain and develop qualified new and replacement personnel and implement effective succession processes amidst labor shortages and competitive labor markets.
●	Our indebtedness and the covenants and restrictions in the agreements governing our indebtedness limiting our ability to use our cash flow in certain areas of our business, capitalize on certain business opportunities and pursue our business strategies, all of which could be further impacted if we incur additional debt and could impact our ability to make debt service payments.
●	Our inability to make debt service payments and an inability to refinance our existing debt on favorable terms or at all.
●	Our inability to execute successfully on an acquisition strategy or strategic relationships.
●	We may not realize the potential benefits from the acquisition of Arroweye because of difficulties related to integration, the achievement of synergies and other challenges.
●	Our inability to divest or consolidate certain non-strategic businesses.
●	Our potential failure to comply with the Sarbanes-Oxley Act of 2002, including maintaining effective control over financial reporting and risks relating to investor confidence in our financial reports.
●	The impact of the increasing focus on ESG factors on our ability to produce our products in conformity with stakeholder preferences, and comply with stakeholder demands as well as comply with any new ESG-related legal or regulatory requirements or restrictions, and negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks.
●	Damage to our reputation or brand image resulting from negative perceptions of our business or those entities or individuals with whom we do business.
●	Our inability to protect our trade secrets, intellectual property and proprietary software; to obtain additional intellectual property rights in the future; and to ensure our products are not infringing the intellectual property rights of others.
●	Our inability to renew licenses with key technology licensors, resulting in our loss of access to certain technologies upon which we rely to develop certain of our products.
●	Our inability to successfully access capital markets due to the effects of the low trading volume and fluctuating trading price of our common stock as well as terms of our outstanding indebtedness and unfavorable market conditions, which may lead to delays in innovation or the abandonment of our strategic initiatives.

●	Our exposure to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers.
●	Our inability to realize the full value of our long-lived assets, which represent a significant portion of our total assets.
●	Challenges, costs and potential liabilities associated with compliance or failure to comply with existing or future data privacy and security laws, regulations and other requirements, including customer contractual requirements.
●	Our failure to comply with the standards of the PCI Security Standards Council and other industry standards, including due to an inability to continue to make investments in our facilities necessary to maintain compliance with such standards.
●	The effects of ongoing foreign conflicts on the global economy.
●	Adverse conditions in the banking system and financial markets, including bank and financial institution failures.
●	Our failure to comply with environmental, health and safety laws and regulations, including climate change regulations, that apply to our products and the raw materials we use in our production processes.

Risks Relating to Ownership of our Common Stock

●	Continued concentrated ownership of our shares by our significant stockholders and their ability to control decisions regarding our business direction and policies as well as the potential conflicts of interest that may arise between our significant stockholders and our other stockholders.
●	The impact of concentrated ownership of our common stock and the sale or perceived sale of a substantial amount of common stock on the trading volume and market price of our common stock.
●	Potential conflicts of interest for certain individuals serving on our Board of Directors due to their relationships with our significant stockholders.
●	The influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock.
●	The impact of stockholder activism or securities litigation on the trading price and volatility of our common stock.
●	Certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholders to change the composition of our Board of Directors.

General Risk Factors

●	Our inability to comply with numerous evolving and complex laws and regulations relating to financial reporting standards, corporate governance, data privacy, tax, trade regulations, environmental regulations and permit requirements, export controls, competitive practices, labor and health and safety.
●	Legal costs, the adequacy of our insurance policies, settlement costs and the risk of an adverse decision related to legal or regulatory proceedings or litigation.

Risks Relating to our Business and Industry

Risks associated with reduced levels of consumer and business spending, inflation-related challenges and the effects of an economic downturn could adversely affect our business, financial condition and results of operations.

Our business depends heavily on consumer and business spending. Our revenue is exposed to general economic conditions that affect consumer confidence, spending, discretionary income or purchasing habits. A sustained deterioration in general economic conditions, particularly in the United States, or increases in interest rates may adversely affect our financial performance by reducing the demand for our payment card solutions or reducing the purchase of our higher margin products and credit card issuers may reduce credit limits, close accounts and become more selective in issuing credit cards. Certain of our customers, especially in the fintech space, could be severely impacted by reduced credit card spending, or cease to exist altogether. Additionally, an economic downturn or a global health emergency could result in extended voluntary or mandated closure of retail locations that sell certain of our products to consumers, including our Prepaid Debit Cards. These and other changes in economic conditions could therefore adversely impact our future revenues and profits and cause a materially adverse effect on our business, financial condition and results of operations.

Inflation has adversely affected us by increasing the costs of materials and labor needed to operate our business and could continue to adversely affect us in future periods. In response, we have increased in the past and may in the future increase, the sales prices of our products and related services in order to maintain satisfactory margins. Such increases may result in customer pushback or attrition and be difficult or impossible in future periods, all of which may have an adverse effect on our financial condition and results of operations.

Our operating results are unpredictable and may vary significantly from quarter to quarter and annually and may differ significantly from our expectations.

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

Furthermore, in periods of industry overcapacity or when our customers encounter difficulties, orders are more exposed to cancellations, reductions, price reductions or postponements, or changes in customer inventory management practices which in turn reduce our ability to forecast the next quarter or full-year production levels, revenue, profits and cash flows. For these reasons, our revenue and operating results and cash flows may differ materially from our expectations. This may have a material adverse effect on our business, financial condition and results of operations.

Failure to retain our existing customers or identify and attract new customers would have a material adverse effect on our business.

A substantial portion of our revenue is derived from several large customers. The Company had one customer that accounted for approximately 16% of total revenue for the year ended December 31, 2025. We have been serving this customer for nearly 20 years. In addition, more than half of our revenue for the year ended December 31, 2025 were from our top 10 direct customers, which include certain Resellers. We have been serving these top 10 direct customers for an average of more than 10 years. If one or more of our key customer relationships ends, or if we are unable to offer these and our other products and related services in a high quality and timely manner, our relationships with our customers may be adversely affected and customers may terminate their contracts with us.

In addition, our customer relationships may be impacted by several factors beyond our control, including changes in customer purchasing and inventory management practices, more attractive product offerings from our competitors, pricing and inflationary pressures, Resellers’ and program managers’ ability to retain existing or gain new customers, the financial health of our customers and macroeconomic conditions affecting the payment card industry or our customers. Our business practices may also be subject to periodic audits by customers as part of their third-party risk management programs, the outcome of which may result in customer loss or cause us to incur significant costs to satisfy customer requirements. Because our contractual arrangements with customers generally do not include exclusivity clauses or commitments to order specified quantities of products on a medium or long-term basis, there is no guarantee that we will receive orders on a consistent basis or on favorable terms, or be able to renew contracts or purchase orders in a given year on favorable terms or at all. Additionally, as a result of labor shortages and supply-chain constraints, the Company has in the past experienced, and may in the future experience, extended production lead times which may result in difficulty meeting some customers’ delivery expectations. While we continue to proactively monitor, assess and take steps to minimize disruptions and delays in production, these disruptions and delays have caused, and may continue to cause, the Company to lose or delay customer opportunities.

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

Some of our competitors have larger global customer bases and significantly greater financial, sales and marketing, production, distribution, technical and other capabilities than we do. These competitors may be able to adapt more quickly to new technological requirements and changes in customer and/or regulatory requirements to lower production costs and prices, and utilize their global footprint to win customers with card needs in multiple markets and by producing cards in lower cost geographies. We also face competition from newly established competitors, suppliers of products and customers who develop their own products and related services.

If we cannot compete successfully, we may lose or fail to maintain market share, which could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends upon our ability to develop, introduce and commercialize new products and related services which can be a lengthy and complex process. New and developing technology solutions and products could make our existing technology solutions and products obsolete or irrelevant. We may be unable to commercialize new or improved products and related services we may develop on a timely basis or at all.

Our ability to enhance our current products and related services and to develop and introduce innovative products and related services that address the increasingly sophisticated needs of our customers will significantly affect our future success. We may not be successful in developing, gaining market acceptance of, marketing or selling new or enhanced products and related services that meet these changing demands in a timely manner or at all. Our failure to do so would likely have a material adverse effect on our ability to retain existing customers or attract new ones.

Our ability to develop and deliver new products and related services successfully will depend on various factors, including our ability to:

●	effectively identify and capitalize upon opportunities in new and emerging product markets;
●	invest resources in innovation and research and development;
●	complete and introduce new products and integrated services solutions in a timely manner;
●	license any required third-party technology or intellectual property rights;
●	qualify for and obtain required industry compliance for our products;
●	effectively manage the supply chain and related risks;
●	comply with applicable data protection regulations;

●	execute on our strategy to diversify our products by adding adjacent product and service offerings, including digital solutions; and
●	retain and hire personnel experienced in developing new products and related services.

The research and development of new or enhanced products and related services is a complex, time-consuming, costly and uncertain process requiring the accurate anticipation of technological, market and industry trends, as well as precise technical execution, and all such challenges could adversely affect our ability to meet customer demand for new or enhanced products. We have limited research and development resources compared to many of our competitors, which may result in an immature product development process and lengthy product roll-outs, and competitors may be able to develop and commercialize competing products more quickly and efficiently. Artificial intelligence and machine learning technologies have rapidly developed and if we cannot successfully integrate these technologies into our internal business processes and product and related service offerings in a timely, cost-effective, compliant and responsible manner, we may be at a competitive disadvantage. New or enhanced product and related service offerings may also expose us to additional risks, such as new sources of supplies, increased regulation or reputational harm. If we have difficulty producing innovative products, there could be a material adverse effect on our revenue, results of operations, reputation and business.

Additionally, opportunities to combine or package products and related service offerings and the ability to cross-sell products and related services or expand into new customer verticals or markets are critical to remaining competitive in our industry. As a result, part of our business strategy is to develop new products and related services, including digital solutions, that may be used in conjunction with or in addition to our existing offerings. If we are unable to identify adequate opportunities to cross-sell our products and related services or successfully leverage our offerings to new customer verticals or markets, this may have a material adverse effect on our business, financial condition and results of operations.

Further, the markets for our products and related services are subject to technological changes, frequent introductions of new products and related services, evolving industry standards and changing customer preferences and demands, and our product and service offerings could be rendered obsolete. In particular, the rise in the adoption in digital payment systems or mobile payments may make physical cards less attractive as a method of payment. Certain merchants are also increasingly offering “buy now pay later” installment programs directly to consumers which may eliminate the use of a payment card to complete a transaction. Mobile payments, biometric payments and direct installment payment programs allow consumers to make purchases without the need to carry a physical card and could, if widely adopted, reduce the number of debit and credit cards issued to consumers. In addition, other new and developing technology solutions and products, including artificial intelligence and machine learning capabilities, could make our existing technology solutions and products obsolete or irrelevant. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

System security risks, data protection breaches, and cyber-attacks could compromise our proprietary information, impair customer and vendor relationships, disrupt our internal operations, harm perception of our products and expose us to litigation and/or regulatory penalties, which could have a material adverse effect on our business and our reputation.

The reliability and security of our information technology (“IT”) infrastructure and our ability to protect sensitive and confidential information for our customers, which include many financial institutions, is critical to our business. We have been and may continue to be a target of cyber-attacks or cyber intrusions via the Internet, computer viruses, break-ins, malware, phishing attacks, ransomware attacks, hacking, denial-of-service attacks or other attacks and similar disruptions from unauthorized use of or access to computer systems (including from internal and external sources). In addition, increased attention on and use of artificial intelligence in general or by our employees increases the risk of cyber-attacks and data breaches, which can occur more quickly and evolve more rapidly when artificial intelligence is used, or unintentional disclosure of our proprietary information. A breach of our security defenses could result in a loss of our intellectual property, the release of sensitive cardholder information and customer, consumer or employee personal data, or the loss of production capabilities at one or more of our production facilities. We may also be at risk from cyber-attacks on third parties with whom we do business to the extent their compromised systems interact with our systems or employees. For example, our employees, contractors, customers or other users of our systems are from time-to-time subject to fraudulent inducements by parties attempting to gain access to our data. We have no control over the level of response offered by any third party whose systems have been impacted by a cyber-security breach and to the extent we are also impacted by interacting with compromised systems or bad actors, we could also experience system disruptions, financial loss, fines or penalties and potential damage to our reputation. In recent years these types of incidents have become more prevalent and pervasive across industries, including in our industry.

In addition, our encryption systems are at risk of being breached or decoded. We use encryption technology designed to protect sensitive data while in transit and at rest. Also, smart cards are equipped with keys that encrypt and decode messages intended to secure transactions and maintain the confidentiality of data. The security afforded by this technology depends on the integrity of the encryption keys and the complexity of the algorithms used to encrypt and decode information. Any significant advances in technology that enable the breach of cryptographic systems, malicious software infiltration or that allow for the exploitation of weaknesses in such systems could result in a decline in the security we are able to provide through this technology. Any material breach of our secured systems could harm our competitive position, result in a loss of customer trust and confidence, and cause us to incur significant costs to remedy the damages caused by system or network disruptions, which could ultimately have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to the risks inherent in production and distribution activities, including product quality control issues, disruptions or delays in our supply chain and other external factors over which we have no control. Raw materials used in our products may be sourced from a few key suppliers or a single key supplier. Specifically, certain key components for our payment card products include microchips, substrates (such as PVC), resin, modules, antennas and inlays, which we source from multiple suppliers located in various countries, primarily on a purchase order basis. For the year ended December 31, 2025 approximately 93% of the total value of our purchased microchips and antennas came from three main suppliers, and approximately 74% came from one supplier, including most of our contactless chips. We may enter into supplier agreements from time to time which commit us to purchase products at prices less favorable than those available in the market at the time of the order, or in quantities greater than our future needs. If such supplier is unable or delayed in fulfilling our microchip orders, we could fail to timely fulfill customer orders, which could damage our reputation and result in a loss of customers and customer opportunities and material harm to our financial results.

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

Changes in the financial or business condition of our suppliers, political instability, social or civil unrest, war or adverse market conditions in a supplier’s country, including any new global health emergency, climate change, extreme weather events, demand from other customers of such suppliers or failure to comply with our codes of conduct or other contractual requirements, could render our suppliers unable to provide us with, or render us unable or unwilling to accept, the components we need and thus subject us to losses or increased costs or adversely affect our ability to bring products to market. Further, the failure of our suppliers to deliver goods and services in sufficient quantities, in compliance with applicable standards, contract requirements, or laws and regulations, and in a timely manner could adversely affect our customer service levels, our reputation and our overall business. For example, during the COVID-19 pandemic, we experienced delays in the supply of, and increased costs of, materials necessary to operate our business, which made it difficult to produce our products in a timely manner. In addition, any increases in the costs of goods and services for our business, including because of inflationary pressures or tariffs, may adversely affect our profit margins if we are unable to pass along any higher costs in the form of price increases or otherwise achieve operational cost efficiencies. If a supplier engages in illegal, unethical or other questionable conduct, we may not have visibility into these practices, we may in certain circumstances be deemed to have concurrent responsibility with our supplier for such conduct, and we, and our customers, may face legal or reputational harm in addition to interruptions to our supply chain.

Changes in U.S. and global trade policy and the impact of tariffs have had and may continue to have a material adverse effect on our business and results of operations.

Our business and results of operations has been and may continue to be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, beginning in the first quarter of 2025, the U.S. administration has announced, delayed, re-imposed and revised a series of broad-based, as well as country-, bloc- and sector-specific, tariffs on goods imported into the United States, as well as other trade policy changes. Further, in August 2025, the U.S. administration announced plans to impose tariffs on imported semiconductor chips and in January 2026, imposed tariffs on certain imported semiconductors. While such tariffs did not impact semiconductors used in our products, we have been adversely impacted by tariffs on other imported materials and components used in our products, and we may be adversely impacted by tariffs on imported semiconductors or other materials and components in the future. Further, on February 20, 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. Such actions have given, and may continue to give, rise to further escalations of trade measures by the United States and impacted countries, including the announcement of retaliatory tariffs on certain goods imported from the United States. Further developments with regard to the timing and manner in which tariffs are implemented, the amount, scope and nature of tariffs, the countries subject to new or additional tariffs imposed by the United States, and tariffs imposed by other countries on goods imported from the United States are rapidly evolving and may change unexpectedly at any time, making it difficult for us to predict future developments regarding global tariffs or other trade restrictions or their ultimate effects on our business and results of operations.

Our business requires access to certain raw materials and components used in our products, including technology, substrates, and other materials which we source from multiple suppliers located in various countries. In addition, some manufacturing equipment and spare parts purchased from various countries may also be affected. Any imposition of or increase in tariffs on imports of such materials, as well as corresponding price increases for such materials, has increased and may continue to increase our costs. Our access to certain raw materials and components used in our products may also be adversely impacted by tariffs. In addition, our domestic suppliers may incur tariffs leading to increased prices. To the extent that we have been or will be unable to pass all or any such cost increases on to our customers, such cost increases have adversely affected and could continue to adversely affect our profitability. Higher materials costs could also diminish our ability to develop new projects, particularly during times of economic uncertainty, and limit our ability to pursue growth opportunities.

In addition, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence and inflation, and ultimately reduced demand for our products and related services. Such conditions have and could continue to have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes have increased and could continue to increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities. There is no guarantee that we can avoid the impact of tariff and related economic effects in the future, and these trade measures and retaliations may directly impair our business by reducing demand for our products and related services, increasing trade-related costs or disrupting established supply chains.

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

To serve our customers and operate certain aspects of our business, we depend on data centers and computing infrastructure that is both our own and provided by third party vendors. To the extent applications and data used in our business are hosted by third party vendors at their facilities, we do not control the operation of such facilities or in some cases the hardware and infrastructure within them. Any disruption of, interference with, or inability to keep up with our capacity needs by our third-party data centers or hosted infrastructure partners could interrupt our business operations. In addition, any problems faced by those third-parties with their or our telecommunications network providers, or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our ability to serve our customers also largely depends on the efficient and uninterrupted operation of our own computer information systems and complex production equipment, much of which relies on computer operating systems, residing at our leased facilities. The proper functioning of such systems can be adversely affected by the increasing age and usage of such systems, among other things. Any interruption in our business applications, systems or networks, including due to new system implementations, server downtime, failure to upgrade or patch software, facility issues, natural disasters or energy disruptions, could have a material adverse impact on our operations, sales and operating results. Additionally, we have a limited number of employees with the expertise required to operate such internal applications, systems and networks as well as remediate them in the event of a failure, and thus the attrition of such employees could result in our inability to quickly and effectively resolve future IT issues.

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

Any serious disruption at any of our facilities, including as a result of public health emergencies, severe weather conditions, climate change, natural disasters, hostilities, political instability, social unrest, network outages, or terrorist activities could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs. In the event of a disruption at one of our facilities, our other facilities may not have sufficient capacity or necessary specialized equipment, may have higher production costs, may take significant time to increase production or may fail to meet our customers’ requirements, any of which could negatively impact our business, results of operations and financial condition. Production disruptions may cause our customers to seek alternative supply, which could further adversely affect our profitability.

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

Our ability to repay or refinance our borrowings will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business and other factors, some of which are beyond our control. We cannot guarantee that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. In 2024, we refinanced our existing indebtedness that was due to mature in March 2026, and extended our maturity dates for both our long-term debt and senior secured revolving credit facility. Amounts borrowed and outstanding under our long-term debt agreement and credit facility are required to be repaid in full, together with any accrued and unpaid interest, no later than July 15, 2029 (and may be subject to earlier mandatory prepayment upon certain events). We cannot guarantee that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Further, any renewal or refinancing may occur on less favorable terms for both the long-term debt and credit facility. If we refinance on terms less favorable to us than the current terms, our interest expense may increase significantly, which could impact our results of operations and impair our ability to use our funds for other purposes.

We may not be able to successfully execute our acquisition strategy or integrate acquisitions or strategic investments successfully, or successfully enter into, maintain and leverage business relationships, which could adversely affect our financial condition and results of operations.

We have sought and intend to continue to seek acquisition opportunities, strategic investments, and business relationships to potentially expand into new markets and to enhance our position in existing markets. We may not be able to successfully identify suitable acquisition or relationship opportunities, prevail against competing potential acquirers or business partners, negotiate appropriate acquisition terms, obtain financing that may be needed, extend our product or service offerings into areas in which we have limited experience, enter into new geographic markets, complete proposed acquisitions or successfully integrate acquired businesses into our existing operations. Regularly considering strategic acquisitions, investments, or relationships can also divert management’s attention from other business concerns and lead to significant negotiation, due diligence and other expenses, regardless of whether we pursue or consummate any transaction or arrangement. Even if an acquisition, investment, or business partnership is successfully integrated, it could result in unforeseen liabilities, cause us to lose key employees or other business relationships or may not otherwise perform as planned. If any of these or other factors limit our ability to achieve the anticipated benefits of a transaction or relationship, or if we encounter other unexpected costs and liabilities in connection with the foregoing, our business, financial condition and results of operations could be materially and adversely affected.

We may not realize the potential benefits from the acquisition of Arroweye because of difficulties related to integration, the achievement of synergies and other challenges.

We completed the acquisition of Arroweye on May 6, 2025. Prior to the completion of the acquisition, we and Arroweye operated independently, and there can be no assurances that our businesses can be combined in a manner that allows for the full achievement of substantial benefits. If we are not able to successfully complete the integration of Arroweye’s business with ours, the anticipated benefits of the acquisition may not be realized fully or may take longer than expected to be realized. Specifically, the following issues, among others, must be addressed in combining Arroweye’s operations with ours in order to realize the anticipated benefits of the acquisition:

●	combining the companies’ logistics, marketing, and administration methods;
●	combining Arroweye’s business with our business in a manner that permits us to achieve the synergies anticipated to result from the acquisition, the failure of which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;
●	maintaining existing agreements with customers, suppliers and talent and avoiding delays in entering into new agreements with prospective customers, suppliers, and talent;
●	addressing differences in corporate cultures and management philosophies;
●	integrating the companies’ administrative and information technology infrastructure;
●	developing products and technology that allow value to be unlocked in the future;
●	ensuring the effectiveness of Arroweye’s internal control over financial reporting; and
●	evaluating and forecasting the financial impact of the acquisition transaction, including accounting charges.

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

There have also been changing consumer concerns and perceptions (whether accurate or inaccurate) regarding the potentially adverse environmental effects or sourcing of certain substances and components the Company uses in its products, including PVC plastic. We may be unable to produce or procure our products in conformity with these preferences and concerns, or doing so may require significant research and development costs, increased costs to procure alternative raw materials and components, and additional capital expenditures.

Furthermore, customer, investor and consumer ESG expectations have been varied, rapidly evolving and increasing. Specifically, certain customers are beginning to request that the Company provide information on its plans relating to certain environmental matters such as greenhouse gas (“GHG”) emissions, waste sent to landfills and energy usage. The enhanced stakeholder focus on ESG issues requires the continuous monitoring of various and evolving standards, which is time consuming and costly. In addition, if we communicate certain ESG initiatives or goals, we could fail, or be perceived to fail, to meet them, or we could be criticized for the scope of such initiatives or goals or our approach to meeting those goals.

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

Companies in our industry aggressively protect their intellectual property rights. Our products often contain technology provided to us by other parties such as suppliers or customers, and we compete in an industry that is highly active in generating intellectual property. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. From time to time, we receive notices or are named in litigation that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights or that challenge the validity of our patents. In addition to the costs and distraction that result from intellectual property litigation and infringement claims, an adverse outcome in these types of disputes could prevent us from offering some of our products and related services or from enforcing our intellectual property rights. Settlements can involve royalty or other payments that could reduce our profit margins and may have a material adverse effect on our financial results. Our suppliers, customers and licensors may not be required to fully indemnify us for the costs of defending against infringement claims. In addition, we may be required to indemnify some customers and strategic partners related to allegations, regardless of merit, that our products infringe on the intellectual property rights of others.

We also face risks related to open-source software. Certain of our software is derived from open-source software, which is generally made available to the public by its authors and/or other third parties. Open-source software is often made available under licenses, which impose certain obligations in the event we distribute derivative works of the open-source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works on terms different from those customarily used to protect our intellectual property and we may incur additional costs to the extent we use open-source software that is subject to licensing. With respect to our proprietary software, we generally license such software under terms that prohibit combining it with open-source software. Despite these restrictions, parties may combine our proprietary software with open-source software without our authorization, in which case we might nonetheless be required to release the source code of our proprietary software. Usage of open-source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties, controls on the origin or development of the software or remedies against the licensors. Many of the risks associated with open-source software cannot be eliminated and could have a material adverse effect on our business, financial condition and results of operations.

In addition, the rise of artificial intelligence and machine learning technologies may expose us to increasing risk with regard to both protecting our intellectual property and defending against misappropriation claims. Such technologies are imperfect and the use of artificial intelligence or machine learning technologies by us, our customers or parties with whom we conduct business, and by unrelated third parties could inadvertently cause us to infringe upon other parties’ intellectual property ownership or rights or could alternatively infringe upon our intellectual property rights. As a result, we may be subject to claims we have infringed upon, misappropriated or misused other parties’ intellectual property. We may also have to resort to litigation to enforce our intellectual property rights, either of which could result in substantial costs and diversion of our resources.

We rely on licensing arrangements in production and other fields, and actions taken by any of our licensing partners could have a material adverse effect on our business.

Many of our products integrate third-party technologies that we license or otherwise obtain the right to use, including software relating to smart card operating systems. As part of our strategy, we have entered into licensing agreements with other leading industry participants that provide us with access to technology owned by third parties. For example, we license card technology for use in certain of our products, and we rely on our commercial arrangements with the licensors of such technology for the continued use of these platforms. These licensors may not continue to renew their licenses with us on similar terms or at all, which could negatively impact our revenue. We have also entered into cross-licensing agreements with certain of our competitors that provide for an exchange of intellectual property, including the sharing of certain patent rights in our respective portfolios, and we continue to do so as we pursue additional growth initiatives. If we are unable to enter into new cross-licensing agreements or continue to successfully renew existing cross-licensing agreements, we may lose our access to certain technologies that we rely upon to develop certain of our products and or be forced to cease or delay certain growth initiatives, which could have a material adverse effect on our business.

Our ability to raise capital in the future may be limited, which could lead to delays in innovation and abandonment of our strategic initiatives.

In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. The terms of our outstanding indebtedness and the low trading volume and fluctuating trading price of our common stock may adversely affect our ability to access capital markets, and any such financing may not be available on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. We may be unable to access capital due to unfavorable market conditions or other market factors outside of our control, and we may not be able to raise additional capital when needed. Any failure to achieve adequate funding will delay our products and related services innovation and development and could lead to abandonment of one or more of our strategic initiatives. Any of these events could materially harm our business, financial condition and prospects.

We may become subject to additional tax collection obligations, claims for uncollected amounts, and assessments from unclaimed property audits, new U.S. tax legislation could expose us to additional liabilities and our income tax positions or unclaimed property practices may be challenged by relevant authorities, all of which could adversely affect our cash flows and financial results.

We are required to collect and remit sales tax in multiple U.S. states. Changes in a state’s economic “nexus” laws or sales tax rates could result in additional tax expenses in the event we are unable to pass these expenses along to our customers and additional administrative burden to collect and remit sales tax in such jurisdictions.

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

Our long-lived assets recorded as of December 31, 2025 include $108.4 million of plant, equipment, leasehold improvements and operating lease right-of-use assets, $18.5 million of net intangible assets, and $48.8 million of goodwill.

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

Current and prospective regulations, changes in our product offerings and customer contractual requirements addressing consumer privacy and data use and security could increase our costs of operations, increase the risk of regulatory enforcement, or claims, which could adversely affect our operations, results of operations and financial condition.

In operating a payment card business, we manage large amounts of personally identifiable information of cardholders, including cardholder names, account numbers, healthcare provider names and health savings account numbers, and similar information and are thus subject to laws and requirements relating to data privacy and security, which continue to evolve and may become increasingly difficult to comply with. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, imposes obligations on companies like ours, which process consumer personal information on behalf of their customers, including to use, retain or disclose consumer personal information solely for certain limited purposes, including to provide services to our customers according to the terms of our customer contracts. Other states have enacted or amended similar data privacy laws and regulations. Furthermore, to the extent these laws apply to our customers, our customers have imposed, and may continue to impose additional, privacy related contractual obligations on us, adherence to which may require additional investment in resources and internal processes. Additionally, as we continue to innovate our products and related services offerings, including potentially leveraging the use of artificial intelligence and machine learning capabilities, and expand into new lines of business, and as the number of jurisdictions enacting privacy and related laws increases and the scope of these laws and enforcement efforts expand, we have and may continue to become subject to additional data privacy and security legal requirements and regulations. The legal, political and business environments in these areas are rapidly changing, and subsequent legislation, regulation, litigation, court rulings or other events could expose the Company to increased program costs, liability and reputational damage. New products and related services we develop may also require that we obtain and retain more personally identifiable information for a longer period of time than we have done historically. We have incurred significant expenses to meet the obligations of current privacy-related laws and requirements, and we expect to continue to incur these as well as additional expenses if we become subject to additional privacy-related laws and regulations, which will continue to necessitate us making changes to our internal processes, procedures and systems. Failure to comply with existing or future data privacy and security laws, regulations and requirements could result in fines, sanctions, penalties, civil lawsuits or other adverse consequences as well as loss of customer and consumer confidence, which could materially adversely affect our results of operations, overall business and reputation.

Our failure to operate our business in accordance with the standards of the PCI Security Standards Council or other industry standards applicable to our customers, such as Payment Card Brands compliance standards, could have a material adverse effect on our business.

Many of our customers issue their cards on the networks of the Payment Card Brands that are subject to the standards of the PCI Security Standards Council or other standards and criteria relating to service providers’ and producers’ facilities, products and physical and logical security which we must satisfy to be eligible to supply products and related services to such customers. Most of our contractual arrangements with our customers may be terminated, or customers may cease doing business with us, if we fail to comply with these standards and criteria.

We make significant investments in our high-security facilities to meet these standards and criteria and changes in them. Further investments may be costly, and if we are unable to continue to meet these standards and criteria, we may become ineligible to provide products and related services that have been an important part of our revenue and profitability. For the year ended December 31, 2025, the vast majority of our products and related services were subject to compliance with the standards of one or more of the Payment Card Brands. If we fail to comply with one or more of the standards of the Payment Card Brands or of the PCI Security Standards Council for one or more of our facilities, we may lose the ability to produce cards for or provide services to banks issuing credit or debit cards on the Payment Card Brand networks. Additionally, certain of our facilities operate under variances of certain of these standards. If such variances are not granted in the future or if we are required to move or alter a facility in order to maintain compliance, we may incur significant costs and delays, or may lose our ability to offer services in that facility, which would be disruptive to our business and have an adverse effect on our customer relationships and financial results. If, as a result of noncompliance with standards of the PCI Security Standards Council or the Payment Card Brands, we are not able to produce cards for or provide services to any or all of the issuers issuing debit or credit cards on such networks, we could lose a substantial number of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Prolonged military action in foreign conflicts has impacted and may continue to have adverse effects on the global economy, and such effects could materially adversely affect our business, operations, operating results and financial condition.

Governments in the United States, United Kingdom and European Union have each imposed export controls on certain products and financial and economic sanctions on certain industry sectors and parties in Russia due to the Russia-Ukraine war. Additionally, hostilities in several parts of the Middle East are ongoing and could develop to have a more widespread economic and geopolitical effect in the Middle East, Europe or other regions, and could result in economic sanctions between or among countries. The continuation or escalation of geopolitical tensions or military action related to the conflict and the imposition of additional economic sanctions could continue to adversely affect the global economy and financial markets, disrupt trade and accelerate inflationary pressures, among other things, which could negatively affect the demand for our products and further intensify problems in the global supply chain. Although we do not have any operations in the affected areas, we believe we have experienced shortages in raw materials and increased costs for transportation and energy due in part to the negative impact of the foreign military conflicts on the global economy, which impacts may persist or worsen as these conflicts continue or escalate. Such conflicts also increase the risk of retaliatory acts impacting U.S. companies, which may include disruptions to our or our customers’ or suppliers’ technology infrastructure, including through cyberattack, ransom attack or cyber-intrusion. The extent and duration of any military action, sanctions and resulting market and economic disruptions are impossible to predict but could be substantial.

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

Risks Relating to Ownership of our Common Stock

Certain stockholders own a significant percentage of our common stock, and such stockholders may influence major corporate decisions of the Company and our interests may conflict with the interests of other holders of our common stock.

Parallel49 Equity, through management of the Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (collectively, “Parallel49”), formerly our controlling stockholder, owned approximately 24% of our common stock, in the aggregate, as of December 31, 2025. Tricor Pacific Capital Inc. (the “Tricor Family Office”) owned approximately 19% of our common stock, in the aggregate, as of December 31, 2025.

As a result of their ownership, Parallel49 and the Tricor Family Office, may have the ability to influence the outcome of matters submitted to a vote of all stockholders and, through our Board of Directors, the ability to influence decision-making with respect to our business direction and policies. Matters over which Parallel49 and the Tricor Family Office, directly or indirectly, may exercise influence include the election of directors, approval of business combinations or dispositions and other extraordinary transactions. Parallel49 and the Tricor Family Office may also have interests that differ from the interests of other holders of our securities and may vote in a way that may be adverse to other stockholders’ interests. The concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of the Company, which could materially and adversely affect the market price of our securities.

The concentration of ownership by our significant stockholders and the sale or availability for sale of substantial amounts of our common stock may adversely impact the market price and liquidity of our common stock.

Parallel49 and the Tricor Family Office maintain a significant ownership position in the Company. Continued concentrated ownership could result in a limited number of shares being available to be traded in the market, resulting in reduced liquidity, and historically the price of our common stock has experienced volatility due to the limited number of shares available to trade on the open market.

Additionally, sales of substantial amounts of our common stock in the public market, including sales by our significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock and could materially impair our ability to raise capital through equity offerings in the future. The shares of our common stock held by Parallel49 and the Tricor Family Office may be registered for resale, which means that they may be offered and sold to the public in the future without regard to the volume limitations under Rule 144 of the Securities Act. Parallel49 sold a portion of its shares through an underwriter in 2024, and another portion to the Tricor Family Office in a privately negotiated transaction in 2025. If some or all of the remaining shares are sold by Parallel49 or the participants in their funds or the Tricor Family Office, either through sale on the open market, through privately negotiated transactions or through a distribution to the participants in their funds, or if it is perceived that they will be sold, the market price of our common stock could decline.

Conflicts of interest may arise because directors who are principals of or who were nominated by our significant stockholders serve on our Board of Directors.

We are party to separate director nomination agreements with Parallel49 (the “Parallel49 Director Nomination Agreement”) and the Tricor Family Office (the “Tricor Family Office Director Nomination Agreement” and together with the Parallel49 Director Nomination Agreement, the “Director Nomination Agreements”). Three members of our Board of Directors, Nicholas Peters, who is an officer of Parallel49 (and its predecessor), H. Sanford Riley, and Lisa Oleson, who is the Chief Financial Officer of the Tricor Family Office, each were nominated to serve on our Board of Directors by Parallel49 pursuant to the Parallel49 Director Nomination Agreement. Subject to certain limitations, the Director Nomination Agreements grant Parallel49 and the Tricor Family Office the right to nominate a certain number of individuals to our Board of Directors based on their percentage ownership of our common stock.

Parallel49, the Tricor Family Office, and entities controlled by each may in the future hold equity interests in entities that directly or indirectly compete with us, and companies in which it currently invests may begin directly or indirectly competing with us. As a result, when conflicts between the interests of Parallel49 or the Tricor Family Office, on the one hand, and of our other stockholders, on the other hand, arise, such directors may not be disinterested. Although our directors and officers have a duty of loyalty to the Company under Delaware law and our Amended and Restated Certificate of Incorporation, transactions that we enter into in which a director or officer has a conflict of interest are generally permissible so long as (1) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our Board of Directors and a majority of our disinterested directors approves the transaction, (2) the material facts relating to the director’s or officer’s relationship or interest as to the transaction are disclosed to our stockholders and a majority of our disinterested stockholders approve the transaction or (3) the transaction is otherwise fair to us. Our Amended and Restated Certificate of Incorporation also provides that any principal, officer, member, manager and/or employee of Parallel49 or any entity that controls, is controlled by or under common control with Parallel49 (other than any company that is controlled by us) or any investment funds managed by Parallel49 will not be required to offer any transaction opportunity of which such person becomes aware to us and could take any such opportunity for himself, herself or itself or offer such opportunity to other companies in which such person has an investment, unless such opportunity is offered to such person solely in his, her or its capacity as one of our directors.

Securities analysts may publish unfavorable research or reports about our business or may not publish at all, which could cause our stock price or trading volume to decline.

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

Stockholder activism, which could take many forms or arise in a variety of situations, has become increasingly prevalent in recent years. Previously, a stockholder in the Company publicly expressed criticism regarding the Company’s strategic direction, capital allocation priorities and corporate governance in connection with an attempt to nominate a director candidate at our 2023 annual meeting of stockholders. We could also face similar criticism from others, and may be more prone to stockholder activist demands if and when Parallel49 or the Tricor Family Office reduces ownership in the Company. Additionally, we have in the past been subject to actual and threatened securities litigation following volatility in the price of our common stock, and may again be subject to securities litigation, including as a result of the volatility in the price of our common stock, related to stockholder activism, or otherwise.

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

Certain provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in the best interests of us and our stockholders. The provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-laws include, among other things, the following:

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

We have entered into the Parallel49 Director Nomination Agreement that provides Parallel49 the right to designate nominees for election to our Board of Directors for so long as Parallel49 collectively beneficially owns 5% or more of the total number of shares of our common stock then outstanding. We have also entered the Tricor Family Office Director Nomination Agreement that provides the Tricor Family Office the right to nominate individuals for election to the Company’s Board of Directors for so long as the Tricor Family Office beneficially owns 10% or more of the total number of shares of our common stock then outstanding. The number of nominees that Parallel49 is entitled to designate under the Parallel49 Director Nomination Agreement bears the same proportion to the total number of members of our Board of Directors as the number of shares of common stock beneficially owned by Parallel49 bears to the total number of shares of common stock outstanding, rounded up to the nearest whole number. The number of directors that the Tricor Family Office is entitled to nominate under the Tricor Family Office Director Nomination Agreement is based on the percentage of the outstanding common stock over which the Tricor Family Office and Parallel49 collectively have direct voting control in relation to the total number of directors then serving on the Board, limited by the greater of the number of directors that Parallel49 is then entitled to nominate or has serving on the Board pursuant to the Parallel49 Director Nomination Rights Agreement. In addition, Parallel49 and the Tricor Family Office are entitled to designate or nominate the replacement for any of its board designees whose board service terminates prior to the end of such designee’s term. Parallel49 and the Tricor Family Office, subject to certain limitations, also have the right to have their designees participate on committees of our Board of Directors, subject to compliance with applicable law and stock exchange rules.

We have elected in our Amended and Restated Certificate of Incorporation not to be subject to Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we will not be subject to any anti-takeover effects of Section 203. However, our Amended and Restated Certificate of Incorporation contains provisions that have the same effect as Section 203, except that they provide that Parallel49, their affiliates (including any investment funds managed by Parallel49) and any person that becomes an interested stockholder as a result of a transfer of 5% or more of our voting stock by the forgoing persons to such person are excluded from the “interested stockholder” definition in our Amended and Restated Certificate of Incorporation and are therefore not subject to the restrictions set forth therein that have the same effect as Section 203.

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

Technical Safeguards

The Company’s cybersecurity program evaluates new threats to learn new attacker techniques, adopt defenses and implement new safeguards designed to protect our information systems from cybersecurity threats. These safeguards are evaluated and improved based on, for example, vulnerability assessments, cybersecurity threat intelligence and incident response experience. Independent assessments of the safeguards by external third-party consultants, which also include the detection of threats, are evaluated and improvements to systems are assessed and incorporated where appropriate.

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

External Assessments

Our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. We conduct regular independent cyber audits to assess our controls and alignment against the NIST Cybersecurity Framework, compromise assessments to baseline and assess if a current or past compromise had occurred within our infrastructure, and maintain industry certifications and attestations that demonstrate our dedication to protecting customer data. The results of significant assessments are reported to management, the Board of Directors and Audit Committee. Cybersecurity processes are adjusted based on the information provided from these assessments, as appropriate.

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

Management’s Role

Our Chief Technology Officer (“CTO”), Chief Legal and Compliance Officer (“CLCO”) and Director of Information and Cybersecurity (“DC”) have primary responsibility for assessing and managing material cybersecurity risks and are members of an internal committee that reviews issues and initiatives related to data security and privacy (the “Security Committee”), which drives alignment on security decisions across the Company. The CTO and DC each have over 20 years of experience serving in various roles in information technology fields; the CTO has over 25 years of global technology leadership across fintech, software, and payments industries, leading technology, product, and engineering organizations for multinational companies, with extensive experience in implementing software solutions and managing risk across the entire technology lifecycle. The DC previously served as the Chief Information Security Officer at an IT services and consulting company. The CLCO has over 20 years of experience managing risks and related disclosure requirements, including risks arising from cybersecurity threats, at publicly traded companies. The Security Committee is informed about and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents by meeting at least quarterly to evaluate security performance metrics, prioritizing risks identified through threat intelligence, vulnerability and risk assessments, external audits, and incident response insights, and reviewing the progress of approved security enhancements. The Security Committee also considers and makes recommendations to the Audit Committee on security policies and procedures, security service requirements and risk mitigation strategies.

Item 2.	Properties

Information regarding each of our facilities, which may include multiple leases at each location, is set forth below.

Location	Operations	Square Footage	Owned/ Leased
Littleton, Colorado	Debit and Credit card production	65,000	Leased
Roseville, Minnesota	Debit and Credit personalization services; and Prepaid Debit card packaging services, fulfillment	227,000	Leased
Fort Wayne, Indiana	Debit and Credit card production	80,000	Leased
Nashville, Tennessee	Debit and Credit card personalization services, instant issuance, fulfillment	65,000	Leased
Las Vegas, Nevada	Debit and Credit card production and personalization	76,000	Leased
Denver, Colorado	Corporate facility	4,000	Leased
Henderson, Nevada	Corporate facility	6,000	Leased

Item 3.	Legal Proceedings

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

Holders

There were 17 stockholders of record as of February 25, 2026. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

We do not currently expect that any cash or other dividends will be paid to holders of our common stock in the near future. Any future cash dividend or other dividend declarations are subject to the determination of the Company’s Board of Directors.

Repurchases

None.

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

Company Overview

CPI is a payments technology company providing a comprehensive range of physical and digital payment solutions for U.S. financial institutions, processors, fintechs, prepaid program managers, and more. We are a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and Software-as-a-Service-based (“SaaS-based”) instant issuance services. We are also a market leader in the production of “Prepaid Debit Cards,” defined as debit cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®) but not linked to a traditional bank account, and related secure packaging solutions. We serve thousands of customers through direct and indirect sales channels and have maintained long-standing relationships with our top customers.

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

Key Components of Results of Operations

Beginning in the fourth quarter of 2025, we revised our financial statement presentation to better reflect the integrated nature of the services and solutions provided in connection with our product offerings. Accordingly, we no longer present “Products” and “Services” separately within revenue and cost of goods sold, and prior period amounts have been revised to conform the prior period presentation to the current period presentation.

Set forth below is a brief description of key line items of our consolidated statements of operations and comprehensive income.

Revenue

Revenue is generated from the sale to our customers, including the design and production of contact and contactless payment cards, which includes our eco-focused cards. Contactless cards have additional technology to process contactless transactions and generally have a higher selling price than contact-only cards. We also generate revenue from the sale of our Card@Once® instant issuance system and consumables, private label credit cards and retail gift cards, the personalization and fulfillment of payment cards, tamper-evident secure packaging, fulfillment services, SaaS-based personalization of instant issuance payment cards and other digital offerings. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2 “Summary of Significant Accounting Policies” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Critical Accounting Policies and Estimates—Revenue Recognition” in this Annual Report on Form 10-K for further information and timing of revenue recognition for net sales. We include revenue from gross shipping and handling in revenue.

Cost of Goods Sold

Cost of goods sold includes the direct and indirect costs of the products we sell and the related services that we provide. Costs include the cost of raw materials, including microchips for all applicable cards and antennas for contactless cards, labor costs, equipment and facilities costs, operation overhead, depreciation and amortization, leases and transport costs. These costs also include Card@Once instant issuance hardware and consumable product costs. Additionally, costs include the cost of labor, raw materials in the case of tamper-evident secure packaging, equipment and facilities costs, operation overhead, depreciation and amortization, leases and transport costs. Cost of goods sold can be impacted by many factors, including volume, operational efficiencies, procurement costs, promotional activity, and employee relations. We include the costs of shipping and handling related to customer sales in cost of goods sold.

Gross Profit and Gross Margin

Gross profit consists of our revenue less our cost of goods sold. Gross margin is gross profit as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) primarily consist of expenses for executive, finance, sales, marketing, legal and compliance, information technology, procurement, customer service, human resources, research and development and administrative personnel, including payroll, benefits and stock-based compensation expense, bad debt expense and outside legal and other advisory fees, including consulting, accounting, and software related fees. Selling, general and administrative expenses also includes depreciation and amortization expense and may include impairment charges on tangible and intangible assets, when necessary.

Income from Operations and Operating Margin

Income from operations consists of our gross profit less our net selling, general and administrative expenses. Operating margin is income from operations as a percentage of revenue.

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

Results of Operations

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

The following table presents the components of our consolidated statements of operations and comprehensive income for each of the periods presented:

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenue (1)	$543,534	$480,601	$62,933	13.1%
Cost of goods sold (1)	373,438	309,382	64,056	20.7%
Gross profit	170,096	171,219	(1,123)	(0.7)%
Selling, general and administrative expenses	115,255	108,427	6,828	6.3%
Income from operations	54,841	62,792	(7,951)	(12.7)%
Other expense, net:
Interest, net	(32,466)	(34,087)	1,621	(4.8)%
Loss on debt extinguishment	(287)	(2,987)	2,700	*
Other expense, net	(348)	(691)	343	*
Income before taxes and equity in losses of unconsolidated affiliates	21,740	25,027	(3,287)	(13.1)%
Income tax expense	(6,656)	(5,506)	(1,150)	20.9%
Equity in losses of unconsolidated affiliates	(134)	—	(134)	* %
Net income	$14,950	$19,521	$(4,571)	(23.4)%

Gross profit margin	31.3%	35.6%

* Calculation not meaningful.

(1)	For the years ended December 31, 2025 and 2024, revenue and cost of goods sold each include $1.6 million and $1.2 million of intersegment eliminations, respectively.

The following discussion of our consolidated results of operations and segment results refers to the year ended December 31, 2025 compared to the corresponding prior year period. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the consolidated statements of operations and comprehensive income.

Revenue:

Revenue increased $62.9 million for the year ended December 31, 2025, primarily due to contributions of $42.8 million, or 7.9% of revenue for the year ended December 31, 2025, from the acquisition of Arroweye as well as increased volumes of contactless cards, partially offset by decreased revenue in our Prepaid Debit segment.

The decrease in revenue in the Prepaid Debit segment for the year ended December 31, 2025 was primarily attributable to a change in accounting in the second quarter of 2025 resulting in reduced revenue recognition related to work-in-process orders as discussed in Part II, Item 8, Financial Statements and Supplementary Data, Note 2, “Summary of Significant Accounting Policies.” Excluding the change in accounting, the increase in consolidated revenue would have been $73.0 million, or 15.3%.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin decreased for the year ended December 31, 2025, primarily due to unfavorable sales mix and increased production costs, including increased depreciation and tariff expenses, partially offset by benefits of operating leverage from increased revenue.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses increased for the year ended December 31, 2025, primarily due to increased professional service fees and other costs of $6.0 million associated with the acquisition and integration of Arroweye.

Interest, net:

Interest expense decreased for the year ended December 31, 2025, primarily due to payment in the prior year period of an early redemption premium of $5.8 million related to the redemption in full of the $267.9 million 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”), as compared to payment in the current period of a $0.6 million premium related to the redemption of $20.0 million of our 10.000% Senior Secured Notes due 2029. The decrease was partially offset by impacts of higher average borrowings on the Senior Notes due 2029 and ABL Revolver (defined below) for the year ended December 31, 2025.

Loss on Debt Extinguishment:

During the year ended December 31, 2024, we recorded a $3.0 million loss on debt extinguishment relating to the unamortized deferred financing costs in connection with the redemption of the 2026 Senior Notes and the refinancing of our ABL Revolver in July 2024.

Other Expense, net:

Other expense, net was relatively consistent for the year ended December 31, 2025.

Income Tax Expense:

Our effective tax rates on pre-tax income were 30.6% and 22.0% for the years ended December 31, 2025 and 2024, respectively. The increase in the Company’s effective tax rate for the year ended December 31, 2025 related to non-deductible acquisition-related costs and increased state tax expenses related to the acquisition of Arroweye. The effective tax rate for the year ended December 31, 2024 was impacted by the increased deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting.

Segment Discussion

Debit and Credit:

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenue	$451,475	$375,261	$76,214	20.3%
Gross profit	$138,154	$128,095	$10,059	7.9%
Income from operations	$91,430	$92,856	$(1,426)	(1.5)%

Gross profit margin	30.6%	34.1%

Revenue:

Revenue for Debit and Credit increased for the year ended December 31, 2025, primarily due to contributions from the Arroweye acquisition, higher volumes of contactless cards, including metal cards, and increased Card@Once instant issuance sales, partially offset by decreased sales of other cards and personalization services.

Gross Profit and Gross Profit Margin:

Gross profit increased for Debit and Credit for the year ended December 31, 2025, primarily due to the increase in revenue discussed above.

Gross profit margin decreased for Debit and Credit for the year ended December 31, 2025, primarily due to unfavorable sales mix and increased production costs, including increased depreciation and tariff expenses, partially offset by benefits of operating leverage from increased revenue.

Income from Operations:

Income from operations for Debit and Credit decreased for the year ended December 31, 2025, primarily due to increased selling, general and administrative expenses driven by increased compensation-related expenses resulting from increased headcount due to the Arroweye acquisition, and increased technology costs; partially offset by increased gross profit.

Prepaid Debit:

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Revenue	$93,625	$106,541	$(12,916)	(12.1)%
Gross profit	$31,942	$43,124	$(11,182)	(25.9)%
Income from operations	$26,699	$37,201	$(10,502)	(28.2)%

Gross profit margin	34.1%	40.5%

Revenue:

Revenue for Prepaid Debit decreased $12.9 million for the year ended December 31, 2025, primarily due to a change in accounting in the second quarter of 2025 resulting in reduced revenue recognition for work-in-process orders. Excluding the change in accounting, the decrease in revenue would have been $3.3 million, or 3.3%. The prior year period benefited from significant sales of higher-priced packaging solutions to existing customers.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Prepaid Debit decreased for the year ended December 31, 2025, primarily due to decreased revenue, including the impact of the change in accounting that was implemented in the second quarter resulting in reduced revenue recognition for work-in-process orders.

Income from Operations:

Income from operations for Prepaid Debit decreased for the year ended December 31, 2025, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above.

Other:

As the Other segment is comprised entirely of corporate expenses, income from operations for Other consists of selling, general and administrative expenses shown below.

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(dollars in thousands)
Selling, general and administrative expenses	$63,288	$67,265	$(3,977)	(5.9)%

Selling, general and administrative expenses:

Other selling, general and administrative expenses decreased for the year ended December 31, 2025, primarily due to decreased compensation-related expenses, including employee performance-based incentive compensation and prior year costs associated with the prior-CEO retention agreement; partially offset by increased professional service fees related to acquisition and integration costs associated with the acquisition of Arroweye.

2026 Changes in Reportable Segments

In connection with our increased strategic focus on expanding and developing additional proprietary integrated technological solutions for our customer base, we will implement a new segment structure to assess performance and allocate resources, beginning in the first quarter of 2026. The changes in our segment structure primarily relate to the separation of our proprietary integrated technological related operations into a separate segment from the Debit and Credit segment. A summary of how the segments will be structured follows:

●	Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions;

●	Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and

●	Integrated Paytech: primarily provides a SaaS-based instant issuance solution, which gives customers the ability to issue an instant personalized debit or credit card within a customer location; and other digital payment solutions such as push provisioning for mobile wallets.

Liquidity and Capital Resources

At December 31, 2025, we had $21.7 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven by net income and fluctuations in working capital. Our working capital fluctuates primarily due to timing and size of tax payments, collections from customers, inventory purchases, payments of employee incentive programs, and interest payments on our outstanding Senior Notes, with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt, and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels and our senior secured revolving credit facility (the “ABL Revolver”) with available borrowing capacity of $74.7 million as of December 31, 2025, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. Factors include, but are not limited to, demand from some of our customers for certain products and related services; changes in economic conditions, especially those impacting our customers; the pricing, terms and availability of goods and services that we purchase; and financings that we enter into.

Cash Flows from Operating Activities

Cash provided by operating activities for the year ended December 31, 2025 increased to $59.5 million from $43.3 million for the year ended December 31, 2024, primarily due to reduced working capital usage. Working capital benefited from increased collections on accounts receivable, lower inventory purchases and timing of payments, and lower payments related to the prior-CEO retention agreement, partially offset by incentive payments related to a customer contract originally entered into in the first quarter of 2024, higher employee performance-based incentive compensation payments in 2025, and higher cash paid for interest on our Senior Notes.

Cash Flows from Investing Activities

Arroweye Acquisition

On May 6, 2025, we acquired Arroweye for a final purchase price of $45.8 million. The net cash consideration paid was $44.2 million, which reflects cash acquired of $1.6 million. The acquisition was funded through a combination of cash on hand and our available capacity under the ABL Revolver. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 4, “Acquisition” for information regarding the acquisition.

Capital Expenditures

During the year ended December 31, 2025, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $18.2 million, primarily related to our new production facility in Indiana.

Equity Method Investment

On October 7, 2025, we acquired a 20% equity interest in Gift Card Co Pty Ltd, doing business as “Karta,” a digital card technology company and prepaid program manager based in Australia. Total consideration for the transaction was $10.0 million, with $2.5 million paid in cash upon closing and the remaining $7.5 million was recorded as a contingent consideration, which is included in “Other long-term liabilities” on our consolidated balance sheet. We also retain an option to purchase an additional 31% of Karta prior to early April 2027. Additionally, we incurred $0.3 million in related costs. As of December 31, 2025, the value of the investment was $10.2 million and is included in “Other assets” on our consolidated balance sheet.

Cash Flows from Financing Activities

As of December 31, 2025 and 2024, we had the following outstanding borrowings:

	December 31,
	2025	2024

	(dollars in thousands)
Senior Notes	$265,000	$285,000
ABL Revolver	25,000	—
Unamortized deferred financing costs	(3,332)	(4,595)
Total long-term debt	$286,668	$280,405

Senior Notes

On July 11, 2024 (the “Closing Date”), we completed a private offering by our wholly-owned subsidiary, CPI CG Inc. (the “Issuer”), of $285.0 million aggregate principal amount of 10.000% Senior Notes due 2029 (the “Senior Notes”) and related guarantees at an issue price of 100%. The Senior Notes mature on July 15, 2029 and interest is payable on January 15 and July 15 of each year. The notes and related guarantees were offered and sold in a private transaction exempt from the registration requirements of the Securities Act of 1933, as amended, to persons reasonably believed to be qualified institutional buyers in accordance with Rule 144A under the Securities Act and outside the United States to certain non-U.S. persons in compliance with Regulation S under the Securities Act.

Net proceeds from the Senior Notes, together with cash on hand, were used to redeem the entire principal balance of $267.9 million of the 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”) as of the Closing Date, and to pay related fees, an early redemption premium of 2.156%, and other expenses. The early redemption premium paid is recorded in “Interest, net” on the consolidated statement of operations and comprehensive income for the year ended December 31, 2024.

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

ABL Revolver also includes an uncommitted accordion feature whereby the Borrower may increase the ABL Revolver commitment by an aggregate amount not to exceed $25.0 million, subject to certain conditions. The ABL Revolver matures on the earliest to occur of July 11, 2029 and the date that is 91 days prior to the maturity of the Senior Notes.

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

As of December 31, 2025, we had $25.0 million of outstanding borrowings on the ABL Revolver. Borrowings of $67.0 million in 2025 under the ABL Revolver were primarily utilized to fund the Arroweye acquisition and redeem a portion of the Senior Notes, partially offset by subsequent payments of $42.0 million made throughout the year.

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

The Senior Notes and the ABL Revolver contain covenants limiting the ability of the Company, the Borrower and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Borrower and its restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the indenture governing the Senior Notes and the ABL Credit Agreement.

The ABL Revolver includes limitations on the Borrower’s ability to borrow in certain situations, including limitations based on the calculation of borrowing capacity and further limitations that are triggered if the amount available to borrow under the ABL Revolver is less than the greater of $7.5 million and 10% of the Maximum Revolver Amount. The borrowing capacity represents the net availability under the ABL Revolver and is calculated as the lesser of a) the total of certain eligible assets, including cash, accounts receivable and inventories, further reduced by stated contribution percentages and adjustments (the “Borrowing Base”) and b) the Maximum Revolver Amount. The Borrowing Base is further reduced by credit line reserves and letters of credit, as well as the loan ledger balance outstanding on the ABL Revolver. Additionally, commencing with the month immediately following a date on which borrowing capacity is below the greater of $7.5 million and 10% of the Maximum Revolver Amount and until such time that borrowing capacity equals or exceeds the greater of $7.5 million and 10% of the Maximum Revolver Amount for 30 consecutive days, the Company must maintain a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of at least 1.00 to 1.00, calculated for the trailing 12 months, in order to borrow under the ABL Revolver.

Material Cash Requirements

Our material cash requirements include interest payments on our long-term debt, operating and finance lease payments, and purchase obligations to support our operations.

Debt Service Requirements

As of December 31, 2025, the total projected principal and interest payments on our borrowings are $392.7 million, primarily related to the Senior Notes, of which $28.5 million of interest is expected to be paid in the next 12 months.

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

Leases

We lease equipment and real property for production and services. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, “Financing and Operating Leases,” for details on our leasing arrangements, including future maturities of our operating lease liabilities, as of December 31, 2025.

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of December 31, 2025, we had approximately $62.2 million of outstanding purchase obligations, nearly all of which is expected to be paid in the next 12 months.

Cyclical and Seasonal Nature of Business

Payment cards are generally influenced by broader cyclical changes in the economy, with economic downturns potentially resulting in decreases in the demand for our products and related services and economic upturns potentially resulting in increases in demand. In particular, prolonged economic downturns typically have resulted in significant reductions in the production demand for general purpose credit cards due to tightening credit conditions. Our revenue is also influenced by changes in customer behavior such as altering inventory management practices, payment card renewal cycles and demand for new products, such as contactless cards. Additionally, we historically have generated higher revenue in the third and fourth quarters of the year, as our sales of Prepaid Debit Card solutions are more heavily weighted toward the second half of the year when consumers tend to purchase more of these products and other integrated prepaid card services in anticipation of the holiday season in the United States and timing related to the production of health insurance and health savings account cards.

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

Revenue Recognition

During the second quarter of 2025, the Company reassessed certain aspects of its revenue recognition practices under Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), and the legal enforceability of certain contract terms based on evolving business practices where the Company and a customer deviate from contract terms after an order is placed but before it is shipped. This assessment highlights the Company’s approach relating to goods that are in production but have not yet shipped, reflecting its emphasis on maintaining long-term customer relationships.

Such deviations may impact the legal enforceability of payment terms for goods that are in the process of being produced but have not shipped. As a result, the Company concluded that certain contracts no longer meet the criteria for over-time revenue recognition under ASC 606. Effective prospectively beginning in the second quarter of 2025, the Company began recognizing revenue for these contracts at a point in time, typically upon shipment or customer acceptance. Additionally, in connection with the acquisition and integration of Arroweye during the second quarter of 2025, the Company assessed Arroweye’s customer contracts and determined that Arroweye revenue should also be recognized at point-in-time.

Costs to Obtain a Contract with a Customer

Costs to obtain a contract (“contract costs”) include only those costs incurred to obtain a contract that the Company would not have incurred if the contract had not been obtained. For contracts where the term is greater than one year, these costs are recorded as an asset and amortized consistent with the timing of the related revenue over the life of the contract. To do so, we estimate the amount of the contract costs over the term of the contract as well as the timing of future revenue over the term of the contract to determine the amortization of such costs. Contract costs incurred but unpaid are included in “Accrued expenses” on the Company's consolidated balance sheets. Contract costs are expensed as incurred when the amortization period is one year or less. Assets capitalized for contract costs are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company recorded $2.5 million and $2.1 million, respectively, in “Prepaid expenses and other current assets”, and $8.1 million and $11.1 million, respectively, in “Other assets” related to capitalized contract costs. Amortization of these costs, recorded as a reduction of revenue, totaled $2.6 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.

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

The Company has deferred tax assets and liabilities and maintains valuation allowances where it is more likely than not that all or a portion of deferred tax assets, including net operating loss carryforwards, will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves consideration of estimates regarding the timing and amount of future taxable income by jurisdiction, the reversal of taxable temporary differences and the impact of tax planning strategies. Changes in the relevant facts can significantly impact the judgment or need for valuation allowances. In the event we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

The Company’s valuation allowance recorded as of December 31, 2025, primarily relates to certain federal and state net operating losses obtained through the Arroweye acquisition that the Company estimates may not be fully utilized. Additionally, other changes to the federal and state tax regulations can lead to variability in allowable deductions, which can impact the Company’s valuation allowance.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires that most assets (both tangible and intangible) and liabilities are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets is recognized as goodwill. Critical estimates used in valuing certain intangible assets include but are not limited to the amount and timing of future cash flows, future revenue growth, customer retention rates, expected use of acquired assets, and the determination of royalty and discount rates. A high degree of judgment is required to estimate the fair value of the long-lived assets. We may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. To assist us in making these fair value determinations, we may engage third-party valuation specialists. Due to the high degree of judgment involved in our estimation techniques, any value ultimately derived from our long-lived assets may differ from our estimate of fair value. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of CPI Card Group Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Arroweye Solutions, Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Arroweye Solutions, Inc.’s internal control over financial reporting associated with total assets of $57.7 million and total revenues of $42.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Arroweye Solutions, Inc.

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

Assessment of impairment indicators from certain contracts with customers

As discussed in Note 2 to the financial statements, the Company records costs to obtain a contract with a term greater than one year as an asset and amortizes the costs consistent with the timing of the related revenue over the life of the contract. The asset is amortized as a reduction of the transaction price over the period of expected cash flows. The Company estimates the timing of future revenue to determine the amortization of such costs and assesses the asset for impairment. The current portion of the asset is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets on the Company’s consolidated balance sheet. As of December 31, 2025, the Company recorded $2.5 million in prepaid expenses and other current assets and $8.1 million in other assets.

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

Denver, Colorado
March 5, 2026

CPI Card Group Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$21,700	$33,544
Accounts receivable, net	95,436	85,491
Inventories, net	72,243	72,660
Prepaid expenses and other current assets	15,565	11,347
Total current assets	204,944	203,042
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	108,433	68,648
Intangible assets, net	18,544	10,492
Goodwill	48,764	47,150
Other assets	22,506	20,325
Total assets	$403,191	$349,657
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$27,802	$16,123
Accrued expenses	52,379	57,979
Deferred revenue and customer deposits	3,916	1,485
Total current liabilities	84,097	75,587
Long-term debt	286,668	280,405
Deferred income taxes	2,251	3,318
Other long-term liabilities	47,508	25,968
Total liabilities	420,524	385,278

Commitments and contingencies (Note 14)

Stockholders’ deficit:
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock; $0.001 par value—100,000,000 shares authorized; 11,456,061 and 11,240,507 shares issued and outstanding at December 31, 2025 and 2024, respectively	11	11
Capital deficit	(102,091)	(105,429)
Accumulated earnings	84,747	69,797
Total stockholders’ deficit	(17,333)	(35,621)
Total liabilities and stockholders’ deficit	$403,191	$349,657

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024

Revenue	$543,534	$480,601
Cost of goods sold	373,438	309,382
Gross profit	170,096	171,219
Selling, general and administrative expenses	115,255	108,427
Income from operations	54,841	62,792
Other expense, net:
Interest, net	(32,466)	(34,087)
Loss on debt extinguishment	(287)	(2,987)
Other expense, net	(348)	(691)
Total other expense, net	(33,101)	(37,765)
Income before income taxes and equity in losses of unconsolidated affiliates	21,740	25,027
Income tax expense	(6,656)	(5,506)
Equity in losses of unconsolidated affiliates	(134)	—
Net income	$14,950	$19,521

Basic and diluted earnings per share:
Basic earnings per share	$1.32	$1.75
Diluted earnings per share	$1.25	$1.64

Basic weighted-average shares outstanding	11,327,232	11,152,648
Diluted weighted-average shares outstanding	11,921,875	11,878,076

Comprehensive income:
Net income	$14,950	$19,521
Total comprehensive income	$14,950	$19,521

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(in thousands, except per share amounts)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
December 31, 2023	11,446,155	$11	$(102,223)	$50,276	$(51,936)
Shares issued under stock-based compensation plans	267,636	—	(3,806)	—	(3,806)
Stock-based compensation	—	—	8,545	—	8,545
Repurchase and retirement of common shares	(473,284)	—	(7,945)	—	(7,945)
Components of comprehensive income:
Net income	—	—	—	19,521	19,521
December 31, 2024	11,240,507	$11	$(105,429)	$69,797	$(35,621)
Shares issued under stock-based compensation plans	215,554	—	(1,983)	—	(1,983)
Stock-based compensation	—	—	5,321	—	5,321
Components of comprehensive income:
Net income	—	—	—	14,950	14,950
December 31, 2025	11,456,061	$11	$(102,091)	$84,747	$(17,333)

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net income	$14,950	$19,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,113	12,790
Amortization expense	4,348	3,630
Stock-based compensation expense	6,963	8,545
Amortization of debt issuance costs	1,311	1,536
Loss on early extinguishment of debt	887	8,763
Deferred income taxes and other, net	5,617	(3,935)
Changes in operating assets and liabilities:
Accounts receivable, net	(686)	(11,786)
Inventories	3,608	(1,990)
Prepaid expenses and other assets	9,722	(19,665)
Income taxes, net	(3,024)	985
Accounts payable	7,512	2,762
Accrued expenses and other liabilities	(12,248)	21,512
Deferred revenue and customer deposits	2,431	645
Cash provided by operating activities	59,504	43,313
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(18,176)	(9,257)
Cash paid for acquisition, net of cash acquired	(44,197)	—
Cash paid for purchase of equity method investment	(2,819)	—
Other	63	36
Cash used in investing activities	(65,129)	(9,221)
Financing activities
Proceeds from borrowings on debt	67,000	285,000
Payments on debt	(62,000)	(267,897)
Payments on finance lease obligations	(8,372)	(5,221)
Common stock repurchased	—	(8,678)
Debt issuance costs	(264)	(6,583)
Payment for debt early redemption premium	(600)	(5,776)
Taxes withheld and paid on stock-based compensation awards	(1,983)	(3,806)
Cash used in financing activities	(6,219)	(12,961)
Net (decrease) increase in cash and cash equivalents	(11,844)	21,131
Cash and cash equivalents, beginning of period	33,544	12,413
Cash and cash equivalents, end of period	$21,700	$33,544
Supplemental disclosures of cash flow information
Interest paid	$32,360	$26,319
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,122	$1,292
Financing leases	$15,896	$9,929
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$1,992	$662
Non-cash equity method investment	$7,500	$—
Non-cash equity in losses of unconsolidated affiliates	$(134)	$—

See accompanying notes to consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollars in thousands, except share and per share amounts or as otherwise indicated)

1. Business

CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payments technology company providing a comprehensive range of physical and digital payment solutions for U.S. financial institutions, processors, fintechs, prepaid program managers, and more. CPI is a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and SaaS-based instant issuance solutions. CPI is also a market leader in the production of “Prepaid Debit Cards,” defined as debit cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard, American Express and Discover) but not linked to a traditional bank account, and related secure packaging solutions.

CPI’s revenues are primarily generated from the production of and related offerings of secure debit and credit cards that are issued on the networks of the Payment Card Brands, including Prepaid Debit Cards. The Company’s business consists of the following reportable segments:

●	Debit and Credit: primarily produces secure debit and credit cards and provides card services for U.S. card-issuing financial institutions, including personalization; instant issuance, which provides customers the ability to issue an instant personalized debit or credit card on-demand within a customer location; and other payment solutions such as digital push provisioning for mobile wallets;
●	Prepaid Debit: primarily provides secure packaging solutions, Prepaid Debit Cards, and other integrated prepaid card services to prepaid program managers in the U.S.; and
●	Other: primarily corporate expenses.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Beginning in the fourth quarter of 2025, the Company revised our financial statement presentation to better reflect the integrated nature of the services and solutions provided in connection with its product offerings. Accordingly, the Company no longer presents “Products” and “Services” separately within revenue and cost of goods sold, and prior period amounts have been revised to conform the prior period presentation to the current period presentation.

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

	December 31,
	2025	2024
Trade accounts receivable	$95,902	$78,464
Unbilled accounts receivable	—	7,213
	95,902	85,677
Less allowance for credit losses	(466)	(186)
Total accounts receivable, net	$95,436	$85,491

The Company maintains an allowance for potential credit losses based upon its assessment of the collectability of accounts receivable. Accounts are written off against the allowance when it is determined collection will not occur. The provision for credit losses was immaterial for both the years ended December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, one customer represented 16% and 18%, respectively, of the Company’s consolidated revenue.

Inventories

Inventories consist of raw materials, finished goods, and work in process, and are measured at the lower of cost or net realizable value (determined on a first-in, first-out or specific identification basis). Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Finished goods inventory represents primarily stock cards and Card@Once hardware. The stock cards are not produced for a specific customer, but are ready to be personalized and sold as customer orders are received. The Company monitors inventory for events or circumstances that may indicate the net realizable value is less than the carrying value of inventory, such as negative margins, expiration of material usage and other forms of obsolescence, and records adjustments to the valuation of inventory, as necessary.

For the year ended December 31, 2025 approximately 93% of the total value of purchased microchips and antennas came from three main suppliers, and approximately 74% came from one supplier. Approximately 95% of the total value of purchased microchips and antennas for the year ended December 31, 2024 came from three main suppliers, and approximately 78% came from one supplier.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting, which requires that most assets (both tangible and intangible) and liabilities are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets is recognized as goodwill. Certain adjustments to the assessed fair values of the assets and liabilities made subsequent to the acquisition date, but within the measurement period, which is one year or less, are recorded as adjustments to goodwill. Results of operations of the acquired company are included in the Company’s results from the date of the acquisition. Acquisition-related costs are expensed as incurred and included in “Selling, general, and administrative expenses” in the Company’s consolidated statement of operations and comprehensive income.

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

Goodwill and Intangible Assets

The Company accounts for its goodwill under the authoritative guidance for goodwill and other intangible assets (ASC 350, Intangibles – Goodwill and Other) and tests at least annually or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company performs its goodwill impairment test by comparing the fair value of the reporting unit with the carrying amount. If this qualitative assessment indicates it is more likely than not the fair value of a reporting unit is less than the carrying amount, a one-step quantitative test is then performed. Factors management considers in this assessment include macroeconomic, industry and market considerations, overall financial performance (both current and projected), cost increases impacting earnings and cash flows, changes in management and strategy, and changes in the composition or carrying amount of net assets. In the event a reporting unit’s carrying value exceeds its fair value, the Company recognizes an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.

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

Equity Method Investments

The Company accounts for investments in entities over which it has significant influence, but not control or joint control, using the equity method of accounting under ASC 323, Investments – Equity Method and Joint Ventures. Significant influence is generally presumed to exist when the Company holds 20% or more of the voting power of the investee, unless it can be clearly demonstrated that such influence does not exist.

Under the equity method, the investment is initially recognized at cost, and the carrying amount is subsequently adjusted to recognize the Company’s share of the investee’s net income or loss, which is recognized in the condensed consolidated statement of operations. The carrying amount of the investment is also adjusted for the Company’s share of other comprehensive income or loss of the investee and is reduced by any dividends received from the investee.

The Company assesses its equity method investments for indicators of impairment at each reporting period. If impairment indicators exist and the fair value of the investment has declined below its carrying value and is deemed to be other than temporary, an impairment loss is recognized in the consolidated statements of operations and comprehensive income.

On October 7, 2025, the Company acquired a 20% equity interest in Gift Card Co Pty Ltd, doing business as “Karta.” The total consideration for the transaction was $10.0 million, with $2.5 million paid in cash upon closing, and the remaining $7.5 million recorded as contingent consideration, which is included in “Other long-term liabilities” on the Company’s consolidated balance sheet. The contingent consideration is payable in the form of rebates based on future sales to Karta. The Company also retains an option to purchase an additional 31% of Karta prior to early April 2027. Additionally, the Company incurred $0.3 million in related costs. As of December 31, 2025, the value of the investment was $10.2 million and is included in “Other assets” on the Company's consolidated balance sheet.

Sales Tax

The Company records sales tax collected from its customers on a net basis, and therefore excludes it from revenue as defined in ASC 606, Revenue from Contracts with Customers. Cash collected from customers is recorded in “Accrued expenses” on the Company’s consolidated balance sheets and then remitted to the proper taxing authority.

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

Customer Contracts

The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, enforceable rights and obligations for goods and related services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company's contracts are generally short term in nature.

Costs to Obtain a Contract with a Customer

Costs to obtain a contract (“contract costs”) include only costs that the Company would not have incurred if the contract had not been obtained. For contracts in which the term is greater than one year, these costs are recorded as an asset and amortized consistent with the timing of the related revenue over the life of the contract. Contract costs incurred but unpaid are included in “Accrued expenses” on the Company's consolidated balance sheets. Contract costs are expensed as incurred when the amortization period is one year or less. Assets capitalized for contract costs are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairments were recorded for the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company recorded $2.5 million and $2.1 million, respectively, in “Prepaid expenses and other current assets”, and $8.1 million and $11.1 million, respectively, in “Other assets” related to capitalized contract costs. Amortization of these costs, recorded as a reduction of revenue, totaled $2.6 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), to clarify and modernize the accounting for costs related to internal-use software. Although adoption of this accounting standard would have been effective for the Company for fiscal years beginning after December 15, 2027, the Company elected to early adopt the standard in the third quarter of 2025. Adoption of ASU 2025-06 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires a disaggregated rate reconciliation disclosure as well as additional information regarding taxes paid on an annual basis. The Company adopted the standard and applied the disclosure requirements on a retrospective basis effective for the year ended December 31, 2025. Adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the impact of adoption of this standard and does not anticipate that it will have a material impact on the Company’s consolidated financial position and results of operations.

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

3. Inventories

Inventories consisted of the following:

	December 31,
	2025	2024
Raw materials	$61,564	$63,863
Work in process	3,868	955
Finished goods	6,811	7,842
Total inventories, net	$72,243	$72,660

4. Acquisition

Arroweye Acquisition

On May 6, 2025, the Company acquired Arroweye, a leading provider of on-demand payment card solutions for the U.S. market based in Las Vegas, Nevada, for a purchase price of $45.8 million. The acquisition was funded through a combination of cash on hand and the Company’s available capacity under the ABL Revolver (defined in Note 10, “Long-Term Debt”), with $1.5 million of the purchase price held in escrow, of which was fully relieved in the fourth quarter of 2025. Additionally, the Company incurred $6.0 million of acquisition and integration costs during the year ended December 31, 2025, which are presented in “Selling, general and administrative” expenses in the Company’s consolidated statement of operations and comprehensive income.

The Arroweye financial results are included in the Company's Debit and Credit segment from the date of acquisition.

All assets and liabilities have been recorded at fair value, excluding deferred tax liabilities. The following table summarizes the allocations of purchase price:

Cash and cash equivalents	$1,603
Accounts receivable	9,424
Inventories	3,992
Prepaid expenses and other current assets	2,517
Plant, equipment, leasehold improvements and operating lease right-of-use assets	17,563
Intangible assets	12,400
Goodwill	1,614
Deferred income taxes	5,583
Other assets	298
Total assets	54,994
Accounts payable	2,837
Accrued expenses	3,986
Accrued long-term operating leases	2,371
Total purchase price	$45,800

The goodwill recognized for Arroweye is primarily attributable to the assembled workforce and is recorded in the Debit and Credit segment. The amount attributed to goodwill is not tax deductible.

The fair values of the identifiable intangible assets acquired at the date of acquisition are as follows:

	Weighted Average
	Life (Years)
Trademark	2.5	$600
Acquired technology	7.0	4,400
Customer relationships	15.0	7,400
Total identifiable intangible assets acquired		$12,400

The fair values of the trademark and customer relationships were determined using the relief from royalty and excess earnings methodologies, respectively. The fair value of acquired technology was determined using the cost to replace methodology. The valuations of the intangible assets were derived using Level 3 inputs and require significant judgment and estimates, including the amount and timing of future cash flows and the determination of royalty and discount rates.

5. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	December 31,
	2025	2024
Machinery and equipment	$85,835	$71,781
Machinery and equipment under financing leases	48,194	32,272
Furniture, fixtures and computer equipment	5,795	1,123
Leasehold improvements	32,892	18,875
Construction in progress	4,746	5,141
Operating lease right-of-use assets	27,390	15,090
	204,852	144,282
Less accumulated depreciation and amortization	(96,419)	(75,634)
Total plant, equipment, leasehold improvements and operating lease right-of-use assets, net	$108,433	$68,648

Operating lease right-of-use assets, net of accumulated amortization, are further described in Note 9, “Financing and Operating Leases.”

There were no impairments of the Company’s plant, equipment, leasehold improvements and operating leases right-of-use assets for the years ended December 31, 2025 and 2024.

6. Goodwill and Other Intangible Assets

The Company reports all of its goodwill in the Debit and Credit segment at December 31, 2025 and 2024. The Company completed its goodwill impairment testing as of October 1, 2025 and did not identify any goodwill impairment during the years ended December 31, 2025 and 2024.

Intangible assets consist of customer relationships, acquired technology, and trademarks. There were no impairments of the Company’s amortizable intangible assets for the years ended December 31, 2025 and 2024.

At December 31, 2025 and 2024, intangible assets, excluding goodwill, were comprised of the following:

		December 31, 2025			December 31, 2024
	Weighted Average		Accumulated	Net Book		Accumulated	Net Book
	Life (Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer relationships	16.9	$62,854	$(48,855)	$13,999	$55,454	$(45,248)	$10,206
Acquired technology	7.9	11,501	(7,519)	3,982	7,101	(7,101)	—
Trademarks	7.8	3,930	(3,367)	563	3,330	(3,044)	286
Intangible assets subject to amortization		$78,285	$(59,741)	$18,544	$65,885	$(55,393)	$10,492

The estimated future aggregate amortization expense for the identified amortizable intangibles noted above as of December 31, 2025 was as follows:

2026	$3,833
2027	3,269
2028	2,702
2029	2,175
2030	1,122
Thereafter	5,443
$18,544

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the consolidated balance sheets were as follows:

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2025
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2025	2025	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$265,000	$281,616	$—	$281,616	$—
ABL Revolver	$25,000	$25,000	$—	$25,000	$—

	Carrying		Fair Value Measurement at
	Value as of	Fair Value as of	December 31, 2024
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2024	2024	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$285,000	$304,571	$—	$304,571	$—

The aggregate fair value of the Company’s Senior Notes (defined in Note 10, “Long-Term Debt”) was based on quoted prices for identical or similar liabilities in markets that are not active and, as a result, they are classified as Level 2 inputs. The fair value measurement associated with the ABL Revolver approximates its carrying value as of December 31, 2025, given the applicable variable interest rates.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2025	2024
Accrued payroll and related employee expenses	$13,634	$9,493
Accrued employee performance-based incentive compensation	2,664	4,664
Employer payroll taxes	845	868
Accrued rebates	2,819	3,956
Capitalized contract costs payable	—	8,000
Accrued interest	12,792	13,506
Current operating and financing lease liabilities	12,457	9,065
Other	7,168	8,427
Total accrued expenses	$52,379	$57,979

Other accrued expenses as of December 31, 2025 and 2024 consisted primarily of miscellaneous accruals for invoices not yet received, self-insurance claims incurred but not yet reported, and sales and use tax.

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

The components of operating and finance lease costs were as follows:

	Year Ended December 31,
	2025	2024
Operating lease costs	$5,028	$3,278
Short-term and variable lease costs	1,814	1,009
Total expense from operating leases	$6,842	$4,287

Finance lease costs:
Right-of-use amortization expense	$4,619	$3,198
Interest on lease liabilities	1,632	1,104
Total financing lease costs	$6,251	$4,302

The following table reflects balances for operating and financing leases:

	December 31,
	2025	2024
Operating leases:
Operating lease right-of-use assets, net of amortization	$19,139	$9,853

Current operating lease liabilities	$3,994	$2,468
Non-current operating lease liabilities	15,746	8,242
Total operating lease liabilities	$19,740	$10,710

Financing leases:
Plant, equipment and leasehold improvements	$48,194	$32,272
Accumulated depreciation	(9,618)	(6,533)
Total financing leases in plant, equipment and leasehold improvements, net	$38,576	$25,739

Current financing lease liabilities	$8,463	$6,597
Non-current financing lease liabilities	22,595	16,204
Total financing lease liabilities	$31,058	$22,801

Finance and operating lease ROU assets are recorded in “Plant, equipment, leasehold improvements, and operating lease right-of-use assets, net” on the Company's consolidated balance sheets. Financing and operating lease liabilities are recorded in “Accrued expenses” and “Other long-term liabilities” on the Company's consolidated balance sheets.

Components of lease expense were as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term:
Operating leases	5.76	4.06
Financing leases	3.80	3.84

Weighted-average discount rate:
Operating leases	6.64%	7.04%
Financing leases	6.21%	6.23%

Cash paid on operating lease liabilities was $3.1 million and $2.5 million during the years ended December 31, 2025 and 2024, respectively.

Future cash payment with respect to lease obligations as of December 31, 2025 were as follows:

	Operating	Financing
	Leases	Leases
Year Ending
2026	$5,156	$10,096
2027	5,049	9,165
2028	4,501	7,904
2029	2,692	5,432
2030	1,369	2,199
Thereafter	5,006	—
Total lease payments	23,773	34,796
Less imputed interest	(4,033)	(3,738)
Total	$19,740	$31,058

10. Long-Term Debt

As of December 31, 2025 and 2024, long-term debt consisted of the following:

	December 31,
	2025	2024
Senior Notes	$265,000	$285,000
ABL Revolver	25,000	—
Unamortized deferred financing costs	(3,332)	(4,595)
Total long-term debt	286,668	280,405
Less current maturities	—	—
Long-term debt, net of current maturities	$286,668	$280,405

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

Net proceeds from the Senior Notes, together with cash on hand, were used to redeem the entire principal balance of $267.9 million of the 8.625% Senior Secured Notes due 2026 (the “2026 Senior Notes”) as of the Closing Date, and to pay related fees, an early redemption premium of 2.156%, and other expenses. The early redemption premium paid is recorded in “Interest, net” on the consolidated statement of operations and comprehensive income for the year ended December 31, 2024.

On July 15, 2025, the Company used available capacity under the ABL Revolver (defined below) to redeem $20.0 million of its outstanding $285.0 million aggregate principal amount Senior Notes. The redemption was made pursuant to the terms of the indenture governing the Senior Notes, at a redemption price of 103.000% of par plus accrued and unpaid interest to the date of redemption.

The Senior Notes mature on July 15, 2029. Interest is payable on the Senior Notes on January 15 and July 15 of each year, beginning on January 15, 2025. The Senior Notes are guaranteed by the Company and its domestic subsidiaries (other than the Issuer), and are secured by substantially all of the assets of the Issuer and the guarantors, subject to customary exceptions. The Company has obligations to make an offer to repay the Senior Notes requiring prepayment in advance of the maturity date upon the occurrence of certain events, including a change of control and certain asset sales. The Senior Notes also require the Company to comply with certain covenants limiting the ability of the Company and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the indenture governing the Senior Notes.

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

The ABL Revolver consists of revolving loans, letters of credit and swing line loans provided by lenders, with a sublimit on letters of credit outstanding at any time of $10.0 million. The ABL Revolver also includes an uncommitted accordion feature whereby the Borrower may increase the ABL Revolver commitment by an aggregate amount not to exceed $25.0 million, subject to certain conditions. The ABL Revolver matures on the earliest to occur of July 11, 2029 and the date that is 91 days prior to the maturity of the Senior Notes.

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

The ABL Revolver includes limitations on the Borrower’s ability to borrow in certain situations, including limitations based on the calculation of borrowing capacity and further limitations that are triggered if the amount available to borrow under the ABL Revolver is less than the greater of $7.5 million and 10% of the Maximum Revolver Amount. The borrowing capacity represents the net availability under the ABL Revolver and is calculated as the lesser of a) the total of certain eligible assets, including cash, accounts receivable and inventories, further reduced by stated contribution percentages and adjustments (the “Borrowing Base”) and b) the Maximum Revolver Amount. The Borrowing Base is further reduced by credit line reserves and letters of credit, as well as the loan ledger balance outstanding on the ABL Revolver. Additionally, commencing with the month immediately following a date on which borrowing capacity is below the greater of $7.5 million and 10% of the Maximum Revolver Amount and until such time that borrowing capacity equals or exceeds the greater of $7.5 million and 10% of the Maximum Revolver Amount for 30 consecutive days, the Company must maintain a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of at least 1.00 to 1.00, calculated for the trailing 12 months, in order to borrow under the ABL Revolver.

The ABL Revolver contains covenants limiting the ability of the Company, the Borrower and the Company’s restricted subsidiaries to, among other things, incur or guarantee additional debt or issue disqualified stock or certain preferred stock; create or incur liens; pay dividends, redeem stock or make other distributions; make certain investments; create restrictions on the ability of the Borrower and its restricted subsidiaries to pay dividends to the Company or make other intercompany transfers; transfer or sell assets; merge or consolidate; and enter into certain transactions with affiliates, subject to a number of important exceptions and qualifications as set forth in the ABL Credit Agreement.

Deferred Financing Costs

Certain costs incurred with borrowings are amortized as an adjustment to interest expense over the life of the borrowing. As of December 31, 2025, the remaining unamortized debt issuance costs recorded on the Senior Notes were $3.3 million and were reported as a reduction to the long-term debt balance. The remaining unamortized debt issuance costs on the ABL Revolver were $1.3 million and were recorded as other assets on the consolidated balance sheet as of December 31, 2025.

During the year ended December 31, 2025, the Company recorded a $0.3 million loss on debt extinguishment relating to the unamortized deferred financing costs in connection with the redemption of the Senior Notes.

11. Income Taxes

The components of income before income tax expense consist of the following:

	December 31,
	2025	2024
United States	$21,669	$24,986
Foreign	71	41
Total	$21,740	$25,027

The components of income tax expense consist of the following:

	December 31,
	2025	2024
Current income tax expense:
US federal	$453	$7,494
US state and local	1,665	1,824
Foreign	21	9
Total current income tax expense	2,139	9,327

Deferred income tax expense:
US federal	4,171	(3,694)
US state and local	346	(127)
Foreign	—	—
Total deferred income tax expense	4,517	(3,821)

Total income tax expense:
US federal	4,624	3,800
US state and local	2,011	1,697
Foreign	21	9
Total income tax expense	$6,656	$5,506

For the years ended December 31, 2025 and 2024, the effective tax rate differs from the U.S. federal statutory income tax rate as follows:

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
US federal statutory tax rate	$4,565	21.0%	$5,256	21.0%
State and local income taxes, net of federal income tax effect (1)	1,743	8.0	1,428	5.7
Foreign tax effects:
United Kingdom	3	—	2	—
Effects of changes in tax laws or rates enacted in the current period	—	—	—	—
Effect of cross-border tax laws	—	—	—	—
Tax credits:
Research and development tax credits	(239)	(1.1)	(223)	(0.9)
Other	(33)	(0.2)	(5)	—
Changes in valuation allowances	—	—	(1,757)	(7.0)
Nontaxable or nondeductible items:
Excess compensation (both current and future)	557	2.6	691	2.8
Share-based payment awards	158	0.7	(906)	(3.6)
Other	323	1.5	135	0.5
Changes in unrecognized tax benefits	(502)	(2.3)	(897)	(3.6)
Other adjustments:
Expiration of capital loss carryover	—	—	1,757	7.0
Other	81	0.4	25	0.1
Effective tax rate	$6,656	30.6%	$5,506	22.0%

(1) The majority of the state tax effect relates to Minnesota and California.

The increase in the Company’s effective tax rate for the year ended December 31, 2025 compared to the prior year related to non-deductible acquisition-related costs and increased state tax expenses related to the acquisition of Arroweye. The effective tax rate for the year ended December 31, 2024 was impacted by the increased deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting.

For the year ended December 31, 2025, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, which had a tax rate impact of 8.0%. Other items impacting the effective tax rate in 2025 include tax deductibility limitations on executive compensation and permanent items. For the year ended December 31, 2024, the effective tax rate differs from the federal statutory rate primarily due to state income taxes, which had a tax rate impact of 5.7%. Other items impacting the effective tax rate in 2024 include tax deductibility limitations on executive compensation, permanent items and unrecognized tax benefits due to statute of limitations.

The amount of taxes paid (net of refunds received) consist of the following:

	December 31,
	2025	2024
US federal	$5,000	$8,350
US state and local:
Minnesota	650	75
Other	733	849
Subtotal	1,383	924
Foreign:
Other	14	11
Subtotal	14	11
Total	$6,397	$9,285

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Accrued expense	$3,250	$3,414
Net operating loss carryforward	22,648	133
Stock-based compensation	2,174	2,400
Interest limitation	3,920	2,424
Lease liability	5,200	2,730
Research and development costs	722	2,070
Other	2,413	2,772
Total gross deferred tax assets	40,327	15,943
Valuation allowance	(15,556)	(872)
Net deferred tax assets	24,771	15,071
Deferred tax liabilities:
Plant, equipment and leasehold improvements	(12,489)	(8,552)
Intangible assets	(8,258)	(6,075)
Right-of-use assets	(5,042)	(2,511)
Prepaid expenses and other	(1,233)	(1,251)
Total gross deferred tax liabilities	(27,022)	(18,389)
Net deferred tax liabilities	$(2,251)	$(3,318)

The valuation allowance as of December 31, 2025, is primarily related to Arroweye’s net operating losses that are limited to taxable income generated from acquired business, and the use of state interest deductions that may generate future state net operating losses, which may not be fully recognized.

The Company has state and local operating loss carryforwards which will expire at various dates from 2033 to 2038. The Company generally expects to be able to utilize these losses prior to expiration, but applied a valuation allowance to losses that may not be fully recognized.

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

Balance as of December 31, 2024	$669
Increase related to current year tax position	97
Increase related to prior year tax position	22
Decrease related to prior year tax position	—
Decrease related to lapse of statute of limitations	(436)
Balance as of December 31, 2025	$352

The amount of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate is $0.4 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

The Company recognizes interest and penalties with respect to unrecognized tax benefits as a component of income tax expense. The amount of accrued interest and penalties related to unrecognized tax benefits was $0.1 million for each of the years ended December 31, 2025 and 2024. The Company remains subject to U.S. federal, state and foreign examinations for years after 2020.

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

During the year ended December 31, 2024, the Company repurchased 473,284 shares of its common stock at an average price of $18.16 per share, excluding commissions, or $8.6 million in aggregate, on a trade date basis. This amount included 364,848 shares purchased from one of the Company’s significant stockholders at an average price of $18.09 per share, in accordance with the stock repurchase agreements with Tricor Pacific Capital Partners (Fund IV) US, LP. The Company did not repurchase any shares of its common stock during the year ended December 31, 2025.

13. Earnings per Share

Basic and diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the years ended December 31, 2025 and 2024, potentially dilutive securities of 18,848 and 36,826, respectively, are excluded from the calculation of diluted earnings per share. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024
Numerator:
Net income	$14,950	$19,521

Denominator:
Basic weighted-average common shares outstanding	11,327,232	11,152,648
Dilutive shares	594,643	725,428
Diluted weighted-average common shares outstanding	11,921,875	11,878,076

Basic earnings per share	$1.32	$1.75

Diluted earnings per share	$1.25	$1.64

14. Commitments and Contingencies

Commitments

Refer to Note 9 “Financing and Operating Leases” for details on the Company’s future cash payments with respect to financing and operating leases. During the normal course of business, the Company enters into non-cancellable agreements to purchase goods and services, including production equipment and information technology systems. The Company leases real property for its facilities under non-cancellable operating lease agreements. Land and facility leases expire at various dates between 2026 and 2035 and contain various provisions for rental adjustments and renewals. The leases typically require the Company to pay property taxes, insurance and normal maintenance costs. The Company’s financing leases expire at various dates between 2026 and 2030 and contain purchase options which the Company may exercise to keep the machinery in use.

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

The aggregate amounts charged to expense in connection with the plan were $2.7 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025, there were 783,837 shares of common stock available for grant under the Omnibus Plan. Options have seven-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

The following is a summary of the activity in outstanding stock options under the Omnibus Plan:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(in Years)	Value
Outstanding as of December 31, 2024	781,263	$20.84	2.67	$9,925
Exercised	(34,206)	7.02	—
Expired	(148,596)	47.59	—
Forfeited	(527)	19.12	—
Outstanding as of December 31, 2025	597,934	$14.98	2.07	$2,930
Options vested and exercisable as of December 31, 2025	597,934	$14.98	2.07	$2,930
Options vested and expected to vest as of December 31, 2025	597,934	$14.98	2.07	$2,930

The following is a summary of the activity in unvested stock options under the Omnibus Plan:

		Weighted-Average
		Grant-Date
	Number	Fair Value
Unvested as of December 31, 2024	69,284	$11.21
Vested	(68,453)	11.16
Expired	(304)	33.45
Forfeited	(527)	19.12
Unvested as of December 31, 2025	—	$—

There were no unvested stock options as of December 31, 2025 and there were no options granted during the year. The total fair value of options vested during the years ended December 31, 2025 and 2024 was $0.8 million and $1.0 million, respectively.

The following table summarizes the changes in the number of outstanding restricted stock units for the year ended December 31, 2025 under the Omnibus Plan:

			Weighted-Average
			Remaining
		Weighted-Average	Amortization
		Grant-Date	Period
	Shares	Fair Value	(in Years)
Outstanding as of December 31, 2024	596,216	$22.15
Granted	262,787	18.96
Vested	(289,523)	22.30
Forfeited	(55,687)	20.99
Outstanding as of December 31, 2025	513,793	$20.56	1.28

The restricted stock unit awards contain conditions associated with continued employment or service. Restricted stock units granted in 2025 are expected to vest ratably over a one or three-year period on each anniversary of the grant date. Shares of common stock will be issued to the award recipients on the vesting date. The weighted average fair value of restricted stock units granted during the years ended December 31, 2025 and 2024 was $18.96 and $23.90, respectively. The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $6.5 million and $6.6 million, respectively.

During 2025, executives received a quarterly restricted stock unit grant comprising one-fourth of the annual equity-based incentive component of their total compensation. The number of shares awarded was determined based on a value tied to the monthly average closing price of the Company’s common stock.

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

In February 2025, the Company granted executives a performance cash award (PCA) with a grant date fair value of $2.0 million using a Monte Carlo simulation model. The PCA vested on December 31, 2025, and was subject to continuous employment and the achievement of certain Company performance goals including the Company’s relative total shareholder return of stock against the Russell 2000 index. Because the award is liability-classified, the award is remeasured at fair value at each reporting date and at settlement, with changes recognized as stock-based compensation expense.

As of December 31, 2025, the total unrecognized compensation expense related to unvested options and restricted stock units was $5.7 million, which the Company expects to recognize over an estimated weighted-average period of less than one year.

17. Segment Reporting

The Company’s chief operating decision maker is its CEO, who is charged with the management of the Company and is responsible for the evaluation of operating performance and decision-making about the allocation of resources to operating segments based on the measures of revenue and EBITDA.

As the Company uses the term, “EBITDA” is defined as income before interest expense, income taxes, depreciation and amortization. The Company’s chief operating decision maker (“CODM”) believes EBITDA is a meaningful measure and is useful as a supplement to GAAP measures as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company’s CODM uses EBITDA to perform periodic reviews and comparison of operating trends and to identify strategies to improve the allocation of resources amongst segments.

As of December 31, 2025, the Company’s reportable segments were as follows:

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

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the years ended December 31, 2025 and 2024, were as follows:

	Year Ended December 31, 2025
	Debit and Credit	Prepaid Debit	Other	Total Reportable Segments	Intersegment Eliminations	Total
Revenue	$451,475	$93,625	$—	$545,100	$(1,566)	$543,534
Cost of goods sold	313,321	61,683	—	375,004	(1,566)	373,438
Gross profit	138,154	31,942	—	170,096	—	170,096
Selling, general and administrative expenses	46,724	5,243	63,288	115,255	—	115,255
Income (loss) from operations	$91,430	$26,699	$(63,288)	$54,841	$—	$54,841

EBITDA by segment:
Income (loss) from operations	$91,430	$26,699	$(63,288)	$54,841	$—	$54,841
Depreciation and amortization	14,308	4,692	3,461	22,461	—	22,461
Other expense	(387)	(128)	(254)	(769)	—	(769)
EBITDA	$105,351	$31,263	$(60,081)	$76,533	$—	$76,533

Gross profit margin	30.6%	34.1%	*	31.2%	*	31.3%
EBITDA margin	23.3%	33.4%	*	14.0%	*	14.1%

	Year Ended December 31, 2024
	Debit and Credit	Prepaid Debit	Other	Total Reportable Segments	Intersegment Eliminations	Total
Revenue	$375,261	$106,541	$—	$481,802	$(1,201)	$480,601
Cost of goods sold	247,166	63,417	—	310,583	(1,201)	309,382
Gross profit	128,095	43,124	—	171,219	—	171,219
Selling, general and administrative expenses	35,239	5,923	67,265	108,427	—	108,427
Income (loss) from operations	$92,856	$37,201	$(67,265)	$62,792	$—	$62,792

EBITDA by segment:
Income (loss) from operations	$92,856	$37,201	$(67,265)	$62,792	$—	$62,792
Depreciation and amortization	8,854	3,896	3,670	16,420	—	16,420
Other expense	(82)	(10)	(3,586)	(3,678)	—	(3,678)
EBITDA	$101,628	$41,087	$(67,181)	$75,534	$—	$75,534

Gross profit margin	34.1%	40.5%	*	35.5%	*	35.6%
EBITDA margin	27.1%	38.6%	*	15.7%	*	15.7%

* Calculation not meaningful.

Reconciliation of Net Income to EBITDA

	December 31,
	2025	2024
Net income	$14,950	$19,521
Interest, net	32,466	34,087
Income tax expense	6,656	5,506
Depreciation and amortization	22,461	16,420
EBITDA	$76,533	$75,534

Balance Sheet Data and Capital Expenditures of Reportable Segments

The Company does not report assets or capital expenditures by segment as the Company’s CODM does not use this information to evaluate reportable segments. Accordingly, the Company does not regularly provide such information by segment to the CODM.

2026 Changes in Reportable Segments

In connection with the Company’s increased strategic focus on expanding and developing additional proprietary integrated technological solutions for its customer base, the Company will implement a new segment structure to assess performance and allocate resources, beginning in the first quarter of 2026. The changes in our segment structure primarily relate to the separation of our proprietary integrated technological related operations into a separate segment from the Debit and Credit segment. A summary of how the segments will be structured follows:

●	Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions;

●	Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and

●	Integrated Paytech: primarily provides a SaaS-based instant issuance solution, which gives customers the ability to issue an instant personalized debit or credit card within a customer location; and other digital payment solutions such as push provisioning for mobile wallets.

18. Subsequent Event

On February 20, 2026, the U.S. Supreme Court issued a ruling related to federal tariffs. The Company is currently evaluating the ruling and its potential implications. At this time, management cannot reasonably estimate the impact, if any, on the Company’s operations or consolidated financial statements.

(This page has been left blank intentionally.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Under the supervision of and with the participation of our management, including our CEO and our CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective as of December 31, 2025.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, the Company’s management concluded that as of December 31, 2025, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm audited the consolidated financial statements and related notes in the Annual Report on Form 10-K and have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in this Annual Report on Form 10-K.

Exclusion of Recently Acquired Business

On May 6, 2025, we completed the acquisition of Arroweye Solutions, Inc. (“Arroweye”). As permitted by SEC guidance, management has excluded Arroweye from its assessment of internal control over financial reporting as of December 31, 2025. Arroweye had total assets of $57.7 million and total revenues of $42.8 million included in the consolidated financial statements as of and for the year ended December 31, 2025. Additionally, Arroweye is also excluded from the scope of the Company’s independent registered public accounting firm’s audit report on the effectiveness of the Company’s internal control over financial reporting for the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during our fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the three months ended December 31, 2025, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated herein by reference to the discussion in “Proposal No. 1—Election of Directors,” “Directors and Corporate Governance,” and “Executive Officers” of our definitive proxy statement for the 2026 annual meeting of stockholders.

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

The information required by this Item 11 is incorporated herein by reference to the discussion in “Executive Compensation,” and “Directors and Corporate Governance” of our definitive proxy statement for the 2026 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the discussion in “Security Ownership of Certain Beneficial Owners, Directors and Management,” and “Equity Compensation Plan Information Table” of our definitive proxy statement for the 2026 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion of “Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” of our definitive proxy statement for the 2026 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion in “Fees Paid to Independent Registered Public Accounting Firm” of our definitive proxy statement for the 2026 annual meeting of stockholders.

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

3. Exhibits

Exhibit Description
2.1

Agreement and Plan of Merger dated May 6, 2025, by and among CPI CG Inc., Apollo Merger Subsidiary, Inc., Arroweye Solutions, Inc., and WT Representative LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed May 7, 2025).

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

10.4	Registration Rights Agreement by and between CPI Card Group Inc. and Parallel49 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.5*	Registration Rights Agreement Joinder, dated December 4, 2025, by and between CPI Card Group Inc. and the Tricor Family Office.

10.6	Director Nomination Agreement by and between CPI Card Group Inc. and Parallel49 (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 21, 2015).

10.7	Director Nomination Agreement by and between CPI Card Group Inc. and the Tricor Family Office (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 5, 2025).

10.8	Form of Indemnification Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-206218)).

10.9**	CPI Card Group Inc. Omnibus Incentive Plan, as amended and restated effective January 30, 2024 (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).

10.10**	Form of Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 8, 2017).

10.11**	Form of Executive Restricted Stock Unit Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 3, 2020).

10.12**

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

10.14**	Form of Director Restricted Stock Unit Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed November 5, 2021).

10.15**

Nonqualified Stock Option Agreement under the CPI Card Group Inc. Omnibus Incentive Plan, dated September 25, 2017, by and between CPI Card Group Inc. and Scott Scheirman (incorporated by reference to the Company’s Current Report on Form 8-K filed September 29, 2017).

10.16*,**	Form of Performance-Based Award Agreement under the CPI Card Group Inc. Omnibus Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 4, 2025).

10.17*,**	Form of 2025 Executive Short-Term Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 8, 2025).

10.18**	CPI Card Group Inc. U.S. Executive Severance and Change in Control Guidelines (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed August 3, 2017).

10.19**	Offer Letter, dated May 3, 2023 by and between CPI Card Group Inc. and Jeffrey Hochstadt (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023).

10.20**	Employment Agreement, dated January 25, 2024 by and between CPI Card Group Inc. and John Lowe (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).

10.21**	Form of Nonqualified Stock Option Agreement by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023).

10.22**	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 9, 2023).

10.23**	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and Lane Dubin (incorporated by reference to the Company’s Current Report on Form 8-K filed June 5, 2023).

10.24**	Form of Restricted Stock Unit Agreement by and between CPI Card Group Inc. and John Lowe (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).

10.25**	Form of Performance Stock Unit Agreement by and between CPI Card Group Inc. and John Lowe (incorporated by reference to the Company’s Annual Report on Form 10-K filed March 7, 2024).

10.26

Stock Repurchase Agreement, dated as of December 6, 2023, by and between Tricor Pacific Capital Partners (Fund IV) US, LP and CPI Card Group Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2023).

10.27

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

/s/ Terra Grantham
Terra Grantham
Interim Chief Financial Officer

March 5, 2026

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

Name	Title	Date

/s/ John Lowe	President, Chief Executive	March 5, 2026
John Lowe	Officer and Director
(Principal Executive Officer)

/s/ Terra Grantham	Interim Chief Financial Officer	March 5, 2026
Terra Grantham	(Principal Financial Officer)

/s/ Donna Abbey Carmignani	Chief Accounting Officer	March 5, 2026
Donna Abbey Carmignani	(Principal Accounting Officer)

/s/ Hugh Sanford Riley	Chairman of the Board	March 5, 2026
Hugh Sanford Riley

/s/ Thomas Furey	Director	March 5, 2026
Thomas Furey

/s/ Ravi Mallela	Director	March 5, 2026
Ravi Mallela

/s/ Nicholas Peters	Director	March 5, 2026
Nicholas Peters

/s/ Marc Sheinbaum	Director	March 5, 2026
Marc Sheinbaum

/s/ Valerie Soranno Keating	Director	March 5, 2026
Valerie Soranno Keating

/s/ Lisa Oleson	Director	March 5, 2026
Lisa Oleson