Form 10-Q
period 2026-03-31
CPI Card Group Inc.
filed 2026-05-05
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

Yes ☐     No ☒

Number of shares of Common Stock, $0.001 par value, outstanding as of April 28, 2026: 11,475,608

PART I - Financial Information

Item 1. Financial Statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$19,296	$21,700
Accounts receivable, net	88,681	95,436
Inventories, net	65,504	72,243
Prepaid expenses and other current assets	15,407	15,565
Total current assets	188,888	204,944
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	106,676	108,433
Intangible assets, net of accumulated amortization of $60,735 and $59,741, respectively	17,550	18,544
Goodwill	48,764	48,764
Other assets	24,576	22,506
Total assets	$386,454	$403,191
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$22,469	$27,802
Accrued expenses	48,260	52,379
Deferred revenue and customer deposits	3,600	3,916
Total current liabilities	74,329	84,097
Long-term debt	276,903	286,668
Deferred income taxes	2,565	2,251
Other long-term liabilities	46,667	47,508
Total liabilities	400,464	420,524

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock; $0.001 par value—100,000,000 shares authorized; 11,475,608 and 11,456,061 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	11	11
Capital deficit	(100,824)	(102,091)
Accumulated earnings	86,803	84,747
Total stockholders’ deficit	(14,010)	(17,333)
Total liabilities and stockholders’ deficit	$386,454	$403,191

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$147,108	$122,761
Cost of goods sold	102,984	82,065
Gross profit	44,124	40,696
Selling, general and administrative expenses	33,130	26,592
Income from operations	10,994	14,104
Other expense, net:
Interest, net	(7,656)	(7,685)
Other income, net	32	18
Total other expense, net	(7,624)	(7,667)
Income before income taxes and equity in losses of unconsolidated affiliates	3,370	6,437
Income tax expense	(1,158)	(1,663)
Equity in losses of unconsolidated affiliates	(156)	—
Net income	$2,056	$4,774

Basic and diluted earnings per share:
Basic earnings per share	$0.18	$0.42
Diluted earnings per share	$0.17	$0.40

Basic weighted-average shares outstanding	11,457,573	11,245,844
Diluted weighted-average shares outstanding	11,857,270	12,008,523

Comprehensive income:
Net income	$2,056	$4,774
Total comprehensive income	$2,056	$4,774

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

(in thousands, except share amounts)

(Unaudited)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
December 31, 2025	11,456,061	$11	$(102,091)	$84,747	$(17,333)
Shares issued under stock-based compensation plans	19,547	—	(136)	—	(136)
Stock-based compensation	—	—	1,403	—	1,403
Components of comprehensive income:
Net income	—	—	—	2,056	2,056
March 31, 2026	11,475,608	$11	$(100,824)	$86,803	$(14,010)

	Common stock		Capital	Accumulated	Stockholders
	Shares	Amount	deficit	earnings	deficit
December 31, 2024	11,240,507	$11	$(105,429)	$69,797	$(35,621)
Shares issued under stock-based compensation plans	40,982	—	(541)	—	(541)
Stock-based compensation	—	—	1,671	—	1,671
Components of comprehensive income:
Net income	—	—	—	4,774	4,774
March 31, 2025	11,281,489	$11	$(104,299)	$74,571	$(29,717)

See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$2,056	$4,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,409	3,387
Amortization expense	994	860
Stock-based compensation expense	1,403	1,671
Amortization of debt issuance costs	328	329
Deferred income taxes and other, net	189	(314)
Changes in operating assets and liabilities:
Accounts receivable, net	6,755	9,998
Inventories	7,055	(2,460)
Prepaid expenses and other assets	(3,235)	(1,348)
Income taxes, net	1,362	444
Accounts payable	(3,957)	5,120
Accrued expenses and other liabilities	(4,395)	(16,937)
Deferred revenue and customer deposits	(316)	69
Cash provided by operating activities	13,648	5,593
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(3,513)	(5,301)
Other	—	50
Cash used in investing activities	(3,513)	(5,251)
Financing activities
Payments on debt	(10,000)	—
Payments on finance lease obligations	(2,403)	(1,825)
Taxes withheld and paid on stock-based compensation awards	(136)	(541)
Cash used in financing activities	(12,539)	(2,366)
Net decrease in cash and cash equivalents	(2,404)	(2,024)
Cash and cash equivalents, beginning of period	21,700	33,544
Cash and cash equivalents, end of period	$19,296	$31,520
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$14,332	$14,998
Income taxes paid	$—	$2
Income taxes refunded	$(527)	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$187	$7,382
Financing leases	$2,454	$1,888
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$616	$1,654
Non-cash equity in losses of unconsolidated affiliates	$(156)	$—

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

CPI’s revenues are primarily generated from the production of and related offerings of secure debit and credit cards that are issued on the networks of the Payment Card Brands, including Prepaid Debit Cards. In connection with the Company’s increased strategic focus on expanding and developing additional proprietary integrated technological solutions for its customer base and to reflect the manner in which the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), manages the Company’s business, the Company implemented a revised segment structure to assess performance and allocate resources, beginning in the first quarter of 2026. The changes in the Company’s segment structure primarily relate to the separation of the results of the Company’s proprietary integrated technological related solutions into a separate segment from the former Debit and Credit segment. As of March 31, 2026, the Company’s business consists of the following reportable segments:

●	Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions acquired through the purchase of Arroweye Solutions, Inc. (“Arroweye”) during the second quarter of 2025;

●	Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and

●	Integrated Paytech: primarily provides a SaaS-based instant issuance solution, which gives customers the ability to issue an instant personalized debit or credit card within a customer location; and other digital payment solutions such as push provisioning for mobile wallets.

Refer to Note 11, “Segment Reporting,” for segment results for the three months ended March 31, 2026 and 2025 under the revised segment structure.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, these financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the results of the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025 is derived from the audited financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Revenue Recognition

During the second quarter of 2025, the Company reassessed certain aspects of its revenue recognition practices under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), and the legal enforceability of certain contract terms based on evolving business practices where the Company and a customer deviate from contract terms after an order is placed but before it is shipped. This assessment highlights the Company’s approach relating to goods that are in production but have not yet shipped, reflecting its emphasis on maintaining long-term customer relationships.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2027, and interim periods within annual reporting periods beginning after December 15, 2028. The Company is evaluating the impact of adoption of this standard and does not anticipate that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which will require disclosure of disaggregated information about certain expense captions presented in the income statement. Adoption of this accounting standard is effective for the Company for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is evaluating the impact of adoption of this standard and does not anticipate that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$52,042	$61,564
Work in process	5,286	3,868
Finished goods	8,176	6,811
Total inventories, net	$65,504	$72,243

5

3. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets

Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	March 31,	December 31,
	2026	2025
Machinery and equipment	$87,239	$85,835
Machinery and equipment under financing leases	49,614	48,194
Furniture, fixtures and computer equipment	6,631	5,795
Leasehold improvements	33,101	32,892
Construction in progress	5,463	4,746
Operating lease right-of-use assets	27,331	27,390
	209,379	204,852
Less accumulated depreciation and amortization	(102,703)	(96,419)
Total plant, equipment, leasehold improvements and operating lease right-of-use assets, net	$106,676	$108,433

4. Fair Value of Financial Instruments

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

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at March 31, 2026
	March 31,	March 31,	(Using Fair Value Hierarchy)
	2026	2026	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$265,000	$279,670	$—	$279,670	$—
ABL Revolver	$15,000	$15,000	$—	$15,000	$—

	Carrying	Estimated
	Value as of	Fair Value as of	Fair Value Measurement at December 31, 2025
	December 31,	December 31,	(Using Fair Value Hierarchy)
	2025	2025	Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$265,000	$281,616	$—	$281,616	$—
ABL Revolver	$25,000	$25,000	$—	$25,000	$—

The aggregate fair value of the Company’s Senior Notes (defined in Note 6, “Long-Term Debt”) was based on quoted prices for identical or similar liabilities in markets that are not active and, as a result, they are classified as Level 2 inputs. The fair value measurement associated with the ABL Revolver (defined in Note 6, “Long-Term Debt”) approximates its carrying value as of March 31, 2026 and December 31, 2025, given the applicable variable interest rates.

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

5. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued payroll and related employee expenses	$12,020	$13,634
Accrued employee performance-based incentive compensation	2,424	2,664
Employer payroll taxes	2,326	845
Accrued rebates	3,496	2,819
Accrued interest	5,871	12,792
Current operating and financing lease liabilities	12,904	12,457
Other	9,219	7,168
Total accrued expenses	$48,260	$52,379

Other accrued expenses as of March 31, 2026, and December 31, 2025, consisted primarily of miscellaneous accruals for invoices not yet received, accrued sales and use tax, and self-insurance claims incurred but not yet reported.

6. Long-Term Debt

As of March 31, 2026, and December 31, 2025, long-term debt consisted of the following:

	March 31,	December 31,
	2026	2025
Senior Notes	$265,000	$265,000
ABL Revolver	15,000	25,000
Unamortized deferred financing costs	(3,097)	(3,332)
Total long-term debt	276,903	286,668
Less current maturities	—	—
Long-term debt, net of current maturities	$276,903	$286,668

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

Deferred Financing Costs

Certain costs incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing. As of March 31, 2026, the remaining unamortized debt issuance costs recorded on the Senior Notes were $3.1 million and were reported as a reduction to the long-term debt balance.

7. Income Taxes

The Company’s effective tax rates on pre-tax income were 34.4% and 25.8% for the three months ended March 31, 2026 and 2025, respectively. The increase in the Company’s effective tax rate for the three months ended March 31, 2026, compared to the prior year related to decreased deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting and an increase in the valuation allowance related to states decoupling from recent favorable tax legislation changes.

For the three months ended March 31, 2026 and 2025, the effective tax rates differ from the U.S. federal statutory income tax rate as follows:

	March 31,
	2026	2025
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	5.6	4.9
Valuation allowance	5.7	—
Permanent items (1)	2.5	0.4
Tax credits	(0.4)	(0.5)
Effective income tax rate	34.4%	25.8%
(1)	Includes the deductibility limitations on excess compensation.

8. Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended March 31, 2026 and 2025, 51,954 and 18,390 potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$2,056	$4,774

Denominator:
Basic weighted-average common shares outstanding	11,457,573	11,245,844
Dilutive shares	399,697	762,679
Diluted weighted-average common shares outstanding	11,857,270	12,008,523

Basic earnings per share	$0.18	$0.42

Diluted earnings per share	$0.17	$0.40

9. Commitments and Contingencies

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

10. Stock-Based Compensation

In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. Effective January 30, 2024, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the total number of shares of the Company’s common stock reserved and available for issuance thereunder by 1,000,000 shares, resulting in a total of 3,200,000 shares issuable under the Omnibus Plan. As of March 31, 2026, there were 701,979 shares of common stock available for grant under the Omnibus Plan.

In March 2026, the Company granted certain executives two performance cash awards (PCAs) with a total grant date fair value of $3.4 million using a Monte Carlo simulation model. These PCAs will vest on December 31, 2026 and December 31, 2028 and are expected to settle in the first quarters of 2027 and 2029, respectively, subject to continuous employment and the achievement of certain Company performance goals including the Company’s relative total shareholder return of stock against the Russell 2000 index. As the award is liability-classified, the award is remeasured at fair value at each reporting date and at settlement, with changes recognized as stock-based compensation expense.

During the three months ended March 31, 2026, the Company granted 81,858 restricted stock units at a weighted average grant date fair value of $14.51. As of March 31, 2026, there were 570,690 outstanding restricted stock units at a weighted average grant date fair value of $19.57.

As of March 31, 2026, there were 597,934 options outstanding at a weighted average exercise price of $14.98. No options were granted during the three months ended March 31, 2026. Options have seven-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

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

11. Segment Reporting

The Company’s CODM is its CEO, who is charged with the management of the Company and is responsible for the evaluation of operating performance and decision-making about the allocation of resources to operating segments based on the measures of revenue and EBITDA.

As the Company uses the term, “EBITDA” is defined as income before interest expense, income taxes, depreciation and amortization. The Company’s CODM believes EBITDA is a meaningful measure and is useful as a supplement to GAAP measures as it represents a transparent view of the Company’s operating performance that is unaffected by fluctuations in property, equipment and leasehold improvement additions. The Company’s CODM uses EBITDA to perform periodic reviews and comparison of operating trends and to identify strategies to improve the allocation of resources amongst segments.

Effective for the quarter ending March 31, 2026, the Company implemented a change in the structure of its reportable segments to align with its internal management reporting and operating structure and consistent with the Company’s increased strategic focus on expanding and developing additional proprietary integrated technological solutions for its customer base. This change was made to reflect the revised manner in which the Company’s CODM manages the Company’s business, including for performance assessment and resource allocation. Operating results for prior periods have been recast to conform to the current period presentation. The updated information reflects only reclassification of prior period segment data and does not represent a restatement of previously issued financial statements.

As of March 31, 2026, the Company’s reportable segments were as follows:

●	Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions acquired through the purchase of Arroweye during the second quarter of 2025;

●	Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and

●	Integrated Paytech: primarily provides a SaaS-based instant issuance solution, which gives customers the ability to issue an instant personalized debit or credit card within a customer location; and other digital payment solutions such as push provisioning for mobile wallets.

Performance Measures of Reportable Segments

Revenue and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31, 2026
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations		Corporate		Consolidated
Revenue	$109,851	$22,049	$19,382	$151,282	$(4,174)		$—		$147,108
Cost of goods sold	82,149	16,383	8,626	107,158	(4,174)		—		102,984
Gross profit	27,702	5,666	10,756	44,124	—		—		44,124
Selling, general and administrative expenses	10,434	1,573	3,891	15,898	—		17,232		33,130
Income (loss) from operations	$17,268	$4,093	$6,865	$28,226	$—		$(17,232)		$10,994

EBITDA by segment:
Income (loss) from operations	$17,268	$4,093	$6,865	$28,226	$—		$(17,232)		$10,994
Depreciation and amortization	4,346	1,274	90	5,710	—		693		6,403
Other income (expense), net	34	(156)	—	(122)	—		(2)		(124)
EBITDA	$21,648	$5,211	$6,955	$33,814	$—		$(16,541)		$17,273

Gross profit margin	25.2%	25.7%	55.5%	29.2%	*	%	*	%	30.0%
EBITDA margin	19.7%	23.6%	35.9%	22.4%	*	%	*	%	11.7%

	Three Months Ended March 31, 2025
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations		Corporate		Consolidated
Revenue	$81,642	$26,713	$19,253	$127,608	$(4,847)		$—		$122,761
Cost of goods sold	60,823	17,271	8,818	86,912	(4,847)		—		82,065
Gross profit	20,819	9,442	10,435	40,696	—		—		40,696
Selling, general and administrative expenses	6,509	1,443	3,042	10,994	—		15,598		26,592
Income (loss) from operations	$14,310	$7,999	$7,393	$29,702	$—		$(15,598)		$14,104

EBITDA by segment:
Income (loss) from operations	$14,310	$7,999	$7,393	$29,702	$—		$(15,598)		$14,104
Depreciation and amortization	2,240	1,116	31	3,387	—		860		4,247
Other (expense) income, net	(7)	6	—	(1)	—		19		18
EBITDA	$16,543	$9,121	$7,424	$33,088	$—		$(14,719)		$18,369

Gross profit margin	25.5%	35.3%	54.2%	31.9%	*	%	*	%	33.2%
EBITDA margin	20.3%	34.1%	38.6%	25.9%	*	%	*	%	15.0%
*	Calculation not meaningful.

Reconciliation of Net Income to EBITDA

	Three Months Ended March 31,
	2026	2025
Net income	$2,056	$4,774
Interest, net	7,656	7,685
Income tax expense	1,158	1,663
Depreciation and amortization	6,403	4,247
EBITDA	$17,273	$18,369

Goodwill by Reportable Segment

Under the Company’s reportable segment structure as of December 31, 2025, the Company reported all of its goodwill in the former Debit and Credit segment. In connection with the implementation of the Company’s revised segment structure in the first quarter of 2026, a portion of the Company’s goodwill in the former Debit and Credit segment as of December 31, 2025 is now included in the Integrated Paytech segment. As a result, total goodwill of the Company’s reportable segments as of March 31, 2026, and December 31, 2025, were as follows under the revised segment structure:

	March 31,	December 31,
	2026	2025
Secure Card Solutions	$33,636	$33,636
Integrated Paytech	15,128	15,128
Total goodwill	$48,764	$48,764

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Management’s Discussion and Analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”).

Cautionary Statement Regarding Forward-Looking Information

Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “affirm,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.

These risks and uncertainties include, but are not limited to: (i) risks relating to our business and industry, such as a deterioration in general economic conditions, including due to inflationary conditions, resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our failure to retain our existing key customers or identify and attract new customers; the highly competitive, saturated and consolidated nature of our marketplace; our inability to develop, introduce and commercialize new products and related services, including due to our inability to undertake research and development activities; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and related services in a timely manner or at all; system security risks, data protection breaches and cyber-attacks; the usage, or lack thereof, of artificial intelligence technologies; disruptions, delays or other failures in our supply chain, including as a result of inflationary pressures, single-source suppliers, failure or inability of suppliers to comply with our code of conduct or contractual requirements, trade restrictions, tariffs, foreign conflicts or political unrest in countries in which our suppliers operate, and our inability to pass related costs on to our customers or difficulty meeting customers’ delivery expectations due to extended lead times; changes in U.S. and global trade policy and the impact of tariffs on our business and results of operations; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; defects in our software and computing systems; disruptions in production at one or more of our facilities due to weather conditions, climate change, political instability, or social unrest; problems in production quality, materials and process and costs relating to product defects and any related product liability and/or warranty claims and damage to our reputation; our inability to recruit, retain and develop qualified personnel, including key personnel, and implement effective succession processes; our substantial indebtedness, including the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our inability to make debt service payments or refinance such indebtedness; our inability to successfully execute on, integrate, or achieve the anticipated benefits of acquisitions, including the acquisition of Arroweye Solutions, Inc. (“Arroweye”), or execute on divestitures, strategic relationships, or investments; our status as an accelerated filer and complying with the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting and risks relating to investor confidence in our financial reporting; environmental, social and governance (“ESG”) preferences and demands of various stakeholders and the related impact on our ability to access capital, produce our products in conformity with stakeholder preferences, comply with stakeholder demands and comply with any related legal or regulatory requirements or restrictions; negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; damage to our reputation or brand image; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our inability to renew licenses with key technology licensors; our limited ability to raise capital, which may lead to delays in innovation or the abandonment of our strategic initiatives; costs and impacts related to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers; our inability to realize the full value of our long-lived assets; costs and potential liabilities associated with compliance or failure to comply with laws and regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; the effects of ongoing foreign conflicts on the global economy; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; (ii) risks relating to ownership of our common stock, such as those associated with concentrated ownership of our stock by our significant stockholders and potential conflicts of interests with other stockholders; the impact of concentrated ownership of our common stock and the sale or perceived sale of a substantial amount of common stock on the trading volume and market price of our common stock; potential conflicts of interest that may arise due to our Board of Directors being comprised in part of directors who are principals of or were nominated by our significant stockholders; the influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock; the impact of stockholder activism or actual or threatened securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholders to change the composition of our Board of Directors; and (iii) general risks, such as relating to our ability to comply with a wide variety of complex evolving laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings and the adequacy of our insurance policies; and other risks that are described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026, and our other reports filed from time to time with the SEC.

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

Segment Overview

In connection with our increased strategic focus on expanding and developing additional proprietary integrated technological solutions for its customer base and to reflect the manner in which the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”) manages our business, we implemented a revised segment structure to assess performance and allocate resources, beginning in the first quarter of 2026. The changes in our segment structure primarily relate to the separation of the results of our proprietary integrated technological related operations into a separate segment from the former Debit and Credit segment. Our business consists of the following reportable segments:

●	Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions acquired through the purchase of Arroweye in the second quarter of 2025;

●	Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and

●	Integrated Paytech: primarily provides a SaaS-based instant issuance solution, which gives customers the ability to issue an instant personalized debit or credit card within a customer location; and other digital payment solutions such as push provisioning for mobile wallets.

Operating results for prior periods have been recast to conform to the current period presentation. The updated information reflects only reclassification of prior period segment data and does not represent a restatement of previously issued financial statements.

Results of Operations

The following table presents the components of our condensed consolidated statements of operations and comprehensive income for each of the periods presented:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenue (1)	$147,108	$122,761	$24,347	19.8%
Cost of goods sold (1)	102,984	82,065	20,919	25.5%
Gross profit	44,124	40,696	3,428	8.4%
Selling, general and administrative expenses	33,130	26,592	6,538	24.6%
Income from operations	10,994	14,104	(3,110)	(22.1)%
Other expense, net:
Interest, net	(7,656)	(7,685)	29	(0.4)%
Other income, net	32	18	14	77.8%
Income before taxes and equity in losses of unconsolidated affiliates	3,370	6,437	(3,067)	(47.6)%
Income tax expense	(1,158)	(1,663)	505	(30.4)%
Equity in losses of unconsolidated affiliates	(156)	—	(156)	* %
Net income	$2,056	$4,774	$(2,718)	(56.9)%

Gross profit margin	30.0%	33.2%

* Calculation not meaningful.

(1)For the three months ended March 31, 2026 and 2025, revenue and cost of goods sold each include $4.2 million and $4.8 million of intersegment eliminations, respectively.

The following discussion of our condensed consolidated results of operations and segment results refers to the three months ended March 31, 2026, compared to the corresponding prior year period. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of operations and comprehensive income.

Revenue:

Revenue increased for the three months ended March 31, 2026, primarily due to increased revenue in our Secure Card Solutions segment, driven by contributions of $16.1 million from the acquisition of Arroweye, increased volumes of contactless cards, including metal cards, and higher personalization services; partially offset by lower revenue in our Prepaid Solutions segment.

Gross Profit and Gross Profit Margin:

Gross profit increased for the three months ended March 31, 2026, primarily due to increased revenue, partially offset by negative sales mix and increased production costs, including increased depreciation expenses and tariffs totaling $3.0 million. Additional changes in tariff rates could further impact our results of operations during 2026.

Gross profit margin decreased for the three months ended March 31, 2026, primarily due to negative sales mix and increased production costs, including increased depreciation expenses and tariffs, partially offset by operating leverage from increased revenue.

Selling, General and Administrative Expenses:

 Selling, general and administrative expenses increased for the three months ended March 31, 2026, primarily due to increased costs of $2.4 million associated with the integration of Arroweye and increased compensation-related expenses resulting from increased headcount, including increased executive severance and employee performance-based incentive compensation.

Interest, net:

Interest expense was relatively consistent for the three months ended March 31, 2026.

Other Income, net:

Other income, net, was relatively consistent for the three months ended March 31, 2026.

Income Tax Expense:

Our effective tax rates on pre-tax income were 34.4% and 25.8% for the three months ended March 31, 2026 and 2025, respectively. The increase in the Company’s effective tax rate for the three months ended March 31, 2026, compared to the prior year related to deductibility of stock-based compensation realized upon certain stock option exercises and restricted stock unit vesting and an increase in the valuation allowance related to states decoupling from recent favorable tax legislation changes.

Segment Discussion

Secure Card Solutions:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenue	$109,851	$81,642	$28,209	34.6%
Gross profit	$27,702	$20,819	$6,883	33.1%
Income from operations	$17,268	$14,310	$2,958	20.7%

Gross profit margin	25.2%	25.5%

Revenue:

Revenue for Secure Card Solutions increased for the three months ended March 31, 2026, primarily due to contributions from the acquisition of Arroweye, increased volumes of contactless cards, including metal cards, and higher personalization services.

Gross Profit and Gross Profit Margin:

Gross profit for Secure Card Solutions increased for the three months ended March 31, 2026, primarily due to increased revenue, partially offset by increased production costs, including increased depreciation expenses and tariffs.

Gross profit margin was relatively consistent for Secure Card Solutions for the three months ended March 31, 2026.

Income from Operations:

Income from operations for Secure Card Solutions increased for the three months ended March 31, 2026, primarily due to increased gross profit, partially offset by increased selling, general and administrative expenses driven by increased compensation-related expenses resulting from increased headcount and other costs due to the Arroweye acquisition.

Prepaid Solutions:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenue	$22,049	$26,713	$(4,664)	(17.5)%
Gross profit	$5,666	$9,442	$(3,776)	(40.0)%
Income from operations	$4,093	$7,999	$(3,906)	(48.8)%

Gross profit margin	25.7%	35.3%

Revenue:

Revenue for Prepaid Solutions decreased for the three months ended March 31, 2026, primarily due to comparisons with strong sales of higher-value packaging solutions in the prior year period, partially offset by sales of closed loop payment cards.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Prepaid Solutions decreased for the three months ended March 31, 2026, primarily due to lower operating leverage from decreased revenue and unfavorable sales mix.

Income from Operations:

Income from operations for Prepaid Solutions decreased for the three months ended March 31, 2026, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above.

Integrated Paytech:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change

	(dollars in thousands)
Revenue	$19,382	$19,253	$129	0.7%
Gross profit	$10,756	$10,435	$321	3.1%
Income from operations	$6,865	$7,393	$(528)	(7.1)%

Gross profit margin	55.5%	54.2%

Revenue:

Revenue for Integrated Paytech was relatively consistent for the three months ended March 31, 2026.

Gross Profit and Gross Profit Margin:

Gross profit and gross profit margin for Integrated Paytech were relatively consistent for the three months ended March 31, 2026.

Income from Operations:

Income from operations for Integrated Paytech decreased for the three months ended March 31, 2026, primarily due to increased selling, general and administrative expenses driven by increased compensation-related expenses resulting from increased headcount.

Liquidity and Capital Resources

At March 31, 2026, we had $19.3 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven by net income and fluctuations in working capital. Our working capital fluctuates primarily due to timing and size of tax payments, collections from customers, inventory purchases, payments of employee incentive programs, and interest payments on our outstanding Senior Notes, with the interest payments being due in the first and third quarters of the year.

Our ability to make investments in and grow our business, service our debt, and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels and our senior secured revolving credit facility (the “ABL Revolver”) with available borrowing capacity of $81.8 million as of March 31, 2026, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. Factors include, but are not limited to, demand from some of our customers for certain products and related services; changes in economic conditions, especially those impacting our customers; the pricing, terms and availability of goods and services that we purchase; and financings that we enter into.

Cash Flows from Operating Activities

Cash provided by operating activities for the three months ended March 31, 2026, increased to $13.6 million from $5.6 million for the three months ended March 31, 2025, primarily due to reduced working capital usage. Working capital benefited from decreased incentive payments related to a customer contract originally entered into in the first quarter of 2024, decreased employee performance-based incentive compensation and severance payments in 2026, and lower inventory purchases. These benefits were partially offset by timing of collections in accounts receivable and payments on accounts payable and prepaid expense balances.

Cash Flows from Investing Activities

Capital Expenditures

During the three months ended March 31, 2026, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $3.5 million.

Cash Flows from Financing Activities

As of March 31, 2026, and December 31, 2025, we had the following outstanding borrowings:

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Senior Notes	$265,000	$265,000
ABL Revolver	15,000	25,000
Unamortized deferred financing costs	(3,097)	(3,332)
Total long-term debt	$276,903	$286,668

Senior Notes

On July 11, 2024 (the “Closing Date”), we completed a private offering by our wholly-owned subsidiary, CPI CG Inc. (the “Borrower”), of $285.0 million aggregate principal amount of 10.000% Senior Secured Notes due 2029 (the “Senior Notes”) and related guarantees at an issue price of 100%. The Senior Notes mature on July 15, 2029 and interest is payable on January 15 and July 15 of each year.

The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control and certain asset sales.

ABL Revolver

On the Closing Date, the Company and the Borrower entered into a credit agreement with JPMorgan, (the “ABL Revolver”) providing for up to $75.0 million. The ABL Revolver matures on the earliest to occur of July 11, 2029, and the date that is 91 days prior to the maturity of the Senior Notes. We primarily utilize our ABL Revolver to provide general liquidity and to support shorter term financing requirements.

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

Debt Service Requirements

As of March 31, 2026, the total projected principal and interest payments on our borrowings are $368.4 million, primarily related to the Senior Notes, of which $26.8 million of interest is expected to be paid in the next 12 months.

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

Leases

We lease equipment and real property for production and services. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, “Financing and Operating Leases,” in our Annual Report on Form 10-K for the year ended December 31, 2025, for details on our leasing arrangements, including future maturities of our operating lease liabilities.

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

Purchase Obligations

A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of March 31, 2026, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, for which there were no material changes as of March 31, 2026, included:

●	Revenue recognition, including estimates of work performed but not completed,
●	Income taxes, including estimates regarding future compensation for covered individuals, valuation allowances and uncertain tax positions,
●	Business combinations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required due to smaller reporting company status.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Exchange Act of 1934) as of March 31, 2026, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of March 31, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II – Other Information

Item 1. Legal Proceedings

Refer to Note 9, “Commitments and Contingencies” of the condensed consolidated financial statements in this report for information regarding legal proceedings.

Item 1A. Risk Factors

The risk factors disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Form of 2026 Executive Short-Term Incentive Plan.
10.2	Form of Performance-Based Cash Unit Award Agreement under the CPI Card Group Inc. Omnibus Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CPI CARD GROUP INC.
May 5, 2026	/s/ John Lowe
John Lowe
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2026	/s/ Terra Grantham
Terra Grantham
Interim Chief Financial Officer
(Principal Financial Officer)

May 5, 2026	/s/ Donna Abbey Carmignani
Donna Abbey Carmignani
Chief Accounting Officer
(Principal Accounting Officer)