Form 10-Q
period 2026-06-30
CPI Card Group Inc.
filed 2026-08-06
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
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
Yes    ☐     No    ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of July 28, 2026: 11,530,669

PART I - Financial Information
Item 1. Financial Statements
CPI Card Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$21,368	$21,700
Accounts receivable, net	88,363	95,436
Inventories, net	62,900	72,243
Prepaid expenses and other current assets	15,520	15,565
Total current assets	188,151	204,944
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	105,189	108,433
Intangible assets, net of accumulated amortization of $61,695 and $59,741, respectively	19,690	18,544
Goodwill	52,740	48,764
Other assets	24,638	22,506
Total assets	$390,408	$403,191
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$30,581	$27,802
Accrued expenses	56,613	52,379
Deferred revenue and customer deposits	2,946	3,916
Total current liabilities	90,140	84,097
Long-term debt	262,139	286,668
Deferred income taxes	3,840	2,251
Other long-term liabilities	45,763	47,508
Total liabilities	401,882	420,524

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025
Common stock; $0.001 par value—100,000,000 shares authorized; 11,520,159 and 11,456,061 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	12	11
Capital deficit	(100,329)	(102,091)
Accumulated earnings	88,843	84,747
Total stockholders’ deficit	(11,474)	(17,333)
Total liabilities and stockholders’ deficit	$390,408	$403,191
See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$149,181	$129,753	$296,289	$252,514
Cost of goods sold	100,695	89,633	203,679	171,698
Gross profit	48,486	40,120	92,610	80,816
Selling, general and administrative expenses	36,622	30,697	69,752	57,289
Income from operations	11,864	9,423	22,858	23,527
Other expense, net:
Interest, net	(7,405)	(8,069)	(15,061)	(15,754)
Other (expense) income, net	(35)	(13)	(3)	5
Total other expense, net	(7,440)	(8,082)	(15,064)	(15,749)
Income before income taxes and equity in losses of unconsolidated affiliates	4,424	1,341	7,794	7,778
Income tax expense	(2,137)	(823)	(3,295)	(2,486)
Equity in losses of unconsolidated affiliates	(247)	—	(403)	—
Net income	$2,040	$518	$4,096	$5,292

Basic and diluted earnings per share:
Basic earnings per share	$0.18	$0.05	$0.36	$0.47
Diluted earnings per share	$0.17	$0.04	$0.34	$0.44

Basic weighted-average shares outstanding	11,486,626	11,297,785	11,472,100	11,271,815
Diluted weighted-average shares outstanding	12,039,657	11,927,943	11,957,587	11,969,909

Comprehensive income:
Net income	$2,040	$518	$4,096	$5,292
Total comprehensive income	$2,040	$518	$4,096	$5,292
See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Common stock		Capital deficit	Accumulated earnings	Stockholders deficit
	Shares	Amount
March 31, 2026	11,475,608	$11	$(100,824)	$86,803	$(14,010)
Shares issued under stock-based compensation plans	44,551	1	(433)	—	(432)
Stock-based compensation	—	—	928	—	928
Components of comprehensive income:
Net income	—	—	—	2,040	2,040
June 30, 2026	11,520,159	$12	$(100,329)	$88,843	$(11,474)

	Common stock		Capital deficit	Accumulated earnings	Stockholders deficit
	Shares	Amount
December 31, 2025	11,456,061	$11	$(102,091)	$84,747	$(17,333)
Shares issued under stock-based compensation plans	64,098	1	(569)	—	(568)
Stock-based compensation	—	—	2,331	—	2,331
Components of comprehensive income:
Net income	—	—	—	4,096	4,096
June 30, 2026	11,520,159	$12	$(100,329)	$88,843	$(11,474)

	Common stock		Capital deficit	Accumulated earnings	Stockholders deficit
	Shares	Amount
March 31, 2025	11,281,489	$11	$(104,299)	$74,571	$(29,717)
Shares issued under stock-based compensation plans	53,421	—	(536)	—	(536)
Stock-based compensation	—	—	709	—	709
Components of comprehensive income:
Net income	—	—	—	518	518
June 30, 2025	11,334,910	$11	$(104,126)	$75,089	$(29,026)

	Common stock		Capital deficit	Accumulated earnings	Stockholders deficit
	Shares	Amount
December 31, 2024	11,240,507	$11	$(105,429)	$69,797	$(35,621)
Shares issued under stock-based compensation plans	94,403	—	(1,077)	—	(1,077)
Stock-based compensation	—	—	2,380	—	2,380
Components of comprehensive income:
Net income	—	—	—	5,292	5,292
June 30, 2025	11,334,910	$11	$(104,126)	$75,089	$(29,026)
See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$4,096	$5,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,792	7,815
Amortization expense	1,954	1,947
Stock-based compensation expense	2,717	3,038
Amortization of debt issuance costs	656	658
Deferred income taxes and other, net	1,889	850
Changes in operating assets and liabilities:
Accounts receivable, net	7,048	7,451
Inventories	9,678	(7,769)
Prepaid expenses and other assets	(2,356)	2,253
Income taxes, net	57	(3,154)
Accounts payable	2,972	4,977
Accrued expenses and other liabilities	3,734	(13,471)
Deferred revenue and customer deposits	(1,088)	50
Cash provided by operating activities	42,149	9,937
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(6,098)	(9,112)
Cash paid for acquisition, net of cash acquired	(6,300)	(42,442)
Other	291	50
Cash used in investing activities	(12,107)	(51,504)
Financing activities
Proceeds from borrowings on debt	—	35,000
Payments on debt	(25,000)	(5,000)
Payments on financing lease obligations	(4,805)	(3,776)
Taxes withheld and paid on stock-based compensation awards	(569)	(1,077)
Cash (used in) provided by financing activities	(30,374)	25,147
Net decrease in cash and cash equivalents	(332)	(16,420)
Cash and cash equivalents, beginning of period	21,700	33,544
Cash and cash equivalents, end of period	$21,368	$17,124
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$15,172	$15,453
Income taxes paid	$2,140	$6,381
Income taxes refunded	$(529)	$(60)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$187	$10,844
Financing leases	$4,073	$8,761
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$616	$1,815
Non-cash equity in losses of unconsolidated affiliates	$(403)	$—
See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share and per share amounts or as otherwise indicated)
(Unaudited)
1. Business Overview and Summary of Significant Accounting Policies
Business Overview
CPI Card Group Inc. (which, together with its subsidiary companies, is referred to herein as “CPI” or the “Company”) is a payments technology company providing a comprehensive range of physical and digital payment solutions for U.S. financial institutions, processors, fintechs, prepaid program managers, and more. CPI is a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and a cloud-based instant issuance solution. CPI is also a market leader in the production of “Prepaid Debit Cards,” defined as debit cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®) but not linked to a traditional bank account, and related secure packaging solutions.
CPI’s revenues are primarily generated from the production of and related offerings of secure debit and credit cards that are issued on the networks of the Payment Card Brands, including Prepaid Debit Cards. In connection with the Company’s increased strategic focus on expanding and developing additional proprietary integrated technological solutions for its customer base and to reflect the manner in which the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), manages the Company’s business, the Company implemented a revised segment structure to assess performance and allocate resources, beginning in the first quarter of 2026. The changes in the Company’s segment structure primarily relate to the separation of the results of the Company’s proprietary integrated technological related solutions into a separate segment from the former Debit and Credit segment. As of June 30, 2026, the Company’s business consists of the following reportable segments:
•Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions acquired through the purchase of Arroweye Solutions, Inc. (“Arroweye”) during the second quarter of 2025;
•Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and
•Integrated Paytech: primarily provides cloud-based and on-premise solutions, which give customers the ability to issue an instant personalized debit or credit card within a customer location; and other digital payment solutions such as push provisioning for mobile wallets.
On June 23, 2026, the Company entered into an asset purchase agreement to acquire an on-premise instant issuance solution, which includes the development, marketing, sale, licensing, and servicing of on-premise instant payment card issuance software solutions. The financial results of the acquired business are included in the Company's Integrated Paytech segment.
Refer to Note 11, “Segment Reporting,” for segment results for the three and six months ended June 30, 2026 and 2025 under the revised segment structure.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for the Company for interim reporting periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adoption of this standard and does not anticipate that it will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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
2. Inventories
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Raw materials	$49,761	$61,564
Work in process	4,555	3,868
Finished goods	8,584	6,811
Total inventories, net	$62,900	$72,243
3. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets
Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	June 30, 2026	December 31, 2025
Machinery and equipment	$84,300	$85,835
Machinery and equipment under financing leases	51,234	48,194
Furniture, fixtures and computer equipment	9,698	5,795
Leasehold improvements	33,101	32,892
Construction in progress	5,999	4,746
Operating lease right-of-use assets	27,334	27,390
	211,666	204,852
Less accumulated depreciation and amortization	(106,477)	(96,419)
Total plant, equipment, leasehold improvements and operating lease right-of-use assets, net	$105,189	$108,433
4. Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). In determining fair value, the Company utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2— Observable inputs other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the assets or liabilities.
•Level 3— Valuations based on unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying Value as of June 30, 2026	Estimated Fair Value as of June 30, 2026	Fair Value Measurement at June 30, 2026 (Using Fair Value Hierarchy)
			Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$265,000	$278,250	$—	$278,250	$—
ABL Revolver	$—	$—	$—	$—	$—

	Carrying Value as of December 31, 2025	Estimated Fair Value as of December 31, 2025	Fair Value Measurement at December 31, 2025 (Using Fair Value Hierarchy)
			Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$265,000	$281,616	$—	$281,616	$—
ABL Revolver	$25,000	$25,000	$—	$25,000	$—
The aggregate fair value of the Company’s Senior Notes (defined in Note 6, “Long-Term Debt”) was based on quoted prices for identical or similar liabilities in markets that are not active and, as a result, they are classified as Level 2 inputs. The fair value measurement associated with the ABL Revolver (defined in Note 6, “Long-Term Debt”) approximates its carrying value as of December 31, 2025, given the applicable variable interest rates.
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.
5. Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accrued payroll and related employee expenses	$11,877	$13,634
Accrued employee performance-based incentive compensation	3,013	2,664
Employer payroll taxes	749	845
Accrued rebates	5,740	2,819
Accrued interest	12,337	12,792
Current operating and financing lease liabilities	13,039	12,457
Other	9,858	7,168
Total accrued expenses	$56,613	$52,379
Other accrued expenses as of June 30, 2026, and December 31, 2025, consisted primarily of accrued restructuring and severance, miscellaneous accruals for invoices not yet received, accrued sales and use tax and self-insurance claims incurred but not yet reported.

6. Long-Term Debt
As of June 30, 2026, and December 31, 2025, long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
Senior Notes	$265,000	$265,000
ABL Revolver	—	25,000
Unamortized deferred financing costs	(2,861)	(3,332)
Total long-term debt	262,139	286,668
Less current maturities	—	—
Long-term debt, net of current maturities	$262,139	$286,668
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
Deferred Financing Costs
Certain costs incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing. As of June 30, 2026, the remaining unamortized debt issuance costs recorded on the Senior Notes were $2.9 million and were reported as a reduction to the long-term debt balance.

7. Income Taxes
The Company’s effective tax rates on pre-tax income were 48.3% and 61.4% for the three months ended June 30, 2026 and 2025, respectively, and 42.3% and 32.0% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the Company’s effective tax rate for the three months ended June 30, 2026, compared to the prior year was primarily due to deferred state tax expense recognized as part of the Arroweye Solutions, Inc. acquisition in the prior-year period. The increase in the Company's effective tax rate for the six months ended June 30, 2026, compared to the prior year was primarily attributable to the write off of a deferred tax asset associated with vested stock options that expired unexercised, as well as an increase in the valuation allowance related to a certain state decoupling from various favorable federal tax provisions.
For the six months ended June 30, 2026 and 2025, the effective tax rates differ from the U.S. federal statutory income tax rate as follows:

	June 30,
	2026	2025
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	7.4	9.0
Valuation allowance	2.5	—
Permanent items (1)	11.1	3.6
Tax credits	(1.1)	(1.6)
Other	1.4	—
Effective income tax rate	42.3%	32.0%
____________________________________________
(1)Includes the deductibility limitations on excess compensation.
8. Earnings per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended June 30, 2026 and 2025, 19,248 and 9,363 potentially dilutive securities, respectively, and for the six months ended June 30, 2026 and 2025, 35,348 and 10,693 potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$2,040	$518	$4,096	$5,292

Denominator:
Basic weighted-average common shares outstanding	11,486,626	11,297,785	11,472,100	11,271,815
Dilutive shares	553,031	630,158	485,487	698,094
Diluted weighted-average common shares outstanding	12,039,657	11,927,943	11,957,587	11,969,909

Basic earnings per share	$0.18	$0.05	$0.36	$0.47

Diluted earnings per share	$0.17	$0.04	$0.34	$0.44

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
10. Stock-Based Compensation
In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. Effective January 30, 2024, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the total number of shares of the Company’s common stock reserved and available for issuance thereunder by 1,000,000 shares, resulting in a total of 3,200,000 shares issuable under the Omnibus Plan. As of June 30, 2026, there were 649,465 shares of common stock available for grant under the Omnibus Plan.
In 2026, the Company granted certain executives two performance cash awards (PCAs) with a total grant date fair value of $3.1 million using a Monte Carlo simulation model. These PCAs will vest on December 31, 2026 and December 31, 2028 and are expected to settle in the first quarters of 2027 and 2029, respectively, subject to continuous employment and the achievement of certain Company performance goals including the Company’s relative total shareholder return of stock against the Russell 2000 index. As the awards are liability-classified, the awards are remeasured at fair value at each reporting date and at settlement, with changes recognized as stock-based compensation expense.
During the six months ended June 30, 2026, the Company granted 165,235 restricted stock units at a weighted average grant date fair value of $16.29. As of June 30, 2026, there were 565,320 outstanding restricted stock units at a weighted average grant date fair value of $18.99.
As of June 30, 2026, there were 570,166 options outstanding at a weighted average exercise price of $15.44. No options were granted during the six months ended June 30, 2026. Options have seven-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.
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
Effective for the quarter ended March 31, 2026, the Company implemented a change in the structure of its reportable segments to align with its internal management reporting and operating structure and consistent with the Company’s increased strategic focus on expanding and developing additional proprietary integrated technological solutions for its customer base. This change was made to reflect the revised manner in which the Company’s CODM manages the Company’s business, including for performance assessment and resource allocation. Operating results for prior periods have been recast to conform to the current period presentation. The updated information reflects only reclassification of prior period segment data and does not represent a restatement of previously issued financial statements.
As of June 30, 2026, the Company’s reportable segments were as follows:
•Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions acquired through the purchase of Arroweye during the second quarter of 2025;
•Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and
•Integrated Paytech: primarily provides cloud-based and on-premise solutions, which give customers the ability to issue an instant personalized debit or credit card within a customer location; and other digital payment solutions such as push provisioning for mobile wallets.
On June 23, 2026, the Company entered into an asset purchase agreement to acquire an on-premise instant issuance solution, which includes the development, marketing, sale, licensing, and servicing of on-premise instant payment card issuance software solutions. The financial results of the acquired business are included in the Company's Integrated Paytech segment.

Performance Measures of Reportable Segments
Revenue and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three and six months ended June 30, 2026 and 2025, were as follows:

	Three Months Ended June 30, 2026
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations	Corporate	Consolidated
Revenue	$110,867	$22,645	$20,141	$153,653	$(4,472)	$—	$149,181
Cost of goods sold	79,998	16,226	8,943	105,167	(4,472)	—	100,695
Gross profit	30,869	6,419	11,198	48,486	—	—	48,486
Selling, general and administrative expenses	9,849	1,437	4,622	15,908	—	20,714	36,622
Income (loss) from operations	$21,020	$4,982	$6,576	$32,578	$—	$(20,714)	$11,864

EBITDA by segment:
Income (loss) from operations	$21,020	$4,982	$6,576	$32,578	$—	$(20,714)	$11,864
Depreciation and amortization	4,258	1,241	178	5,677	—	666	6,343
Other expense, net	(31)	(248)	—	(279)	—	(3)	(282)
EBITDA	$25,247	$5,975	$6,754	$37,976	$—	$(20,051)	$17,925

Gross profit margin	27.8%	28.3%	55.6%	31.6%	*	*	32.5%
EBITDA margin	22.8%	26.4%	33.5%	24.7%	*	*	12.0%

	Six Months Ended June 30, 2026
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations	Corporate	Consolidated
Revenue	$220,718	$44,694	$39,523	$304,935	$(8,646)	$—	$296,289
Cost of goods sold	162,147	32,609	17,569	212,325	(8,646)	—	203,679
Gross profit	58,571	12,085	21,954	92,610	—	—	92,610
Selling, general and administrative expenses	20,283	3,010	8,513	31,806	—	37,946	69,752
Income (loss) from operations	$38,288	$9,075	$13,441	$60,804	$—	$(37,946)	$22,858

EBITDA by segment:
Income (loss) from operations	$38,288	$9,075	$13,441	$60,804	$—	$(37,946)	$22,858
Depreciation and amortization	8,604	2,515	268	11,387	—	1,359	12,746
Other income (expense), net	3	(404)	—	(401)	—	(5)	(406)
EBITDA	$46,895	$11,186	$13,709	$71,790	$—	$(36,592)	$35,198

Gross profit margin	26.5%	27.0%	55.5%	30.4%	*	*	31.3%
EBITDA margin	21.2%	25.0%	34.7%	23.5%	*	*	11.9%

	Three Months Ended June 30, 2025
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations	Corporate	Consolidated
Revenue	$94,673	$19,222	$19,326	$133,221	$(3,468)	$—	$129,753
Cost of goods sold	70,755	13,751	8,595	93,101	(3,468)	—	89,633
Gross profit	23,918	5,471	10,731	40,120	—	—	40,120
Selling, general and administrative expenses	8,282	1,300	3,314	12,896	—	17,801	30,697
Income (loss) from operations	$15,636	$4,171	$7,417	$27,224	$—	$(17,801)	$9,423

EBITDA by segment:
Income (loss) from operations	$15,636	$4,171	$7,417	$27,224	$—	$(17,801)	$9,423
Depreciation and amortization	3,497	1,126	31	4,654	—	861	5,515
Other (expense) income, net	(33)	—	—	(33)	—	20	(13)
EBITDA	$19,100	$5,297	$7,448	$31,845	$—	$(16,920)	$14,925

Gross profit margin	25.3%	28.5%	55.5%	30.1%	*	*	30.9%
EBITDA margin	20.2%	27.6%	38.5%	23.9%	*	*	11.5%

	Six Months Ended June 30, 2025
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations	Corporate	Consolidated
Revenue	$176,315	$45,935	$38,579	$260,829	$(8,315)	$—	$252,514
Cost of goods sold	131,578	31,022	17,413	180,013	(8,315)	—	171,698
Gross profit	44,737	14,913	21,166	80,816	—	—	80,816
Selling, general and administrative expenses	14,791	2,743	6,356	23,890	—	33,399	57,289
Income (loss) from operations	$29,946	$12,170	$14,810	$56,926	$—	$(33,399)	$23,527

EBITDA by segment:
Income (loss) from operations	$29,946	$12,170	$14,810	$56,926	$—	$(33,399)	$23,527
Depreciation and amortization	5,737	2,242	62	8,041	—	1,721	9,762
Other (expense) income, net	(40)	6	—	(34)	—	39	5
EBITDA	$35,643	$14,418	$14,872	$64,933	$—	$(31,639)	$33,294

Gross profit margin	25.4%	32.5%	54.9%	31.0%	*	*	32.0%
EBITDA margin	20.2%	31.4%	38.5%	24.9%	*	*	13.2%
______________________________________________________
*Calculation not meaningful.

Reconciliation of Net Income to EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$2,040	$518	$4,096	$5,292
Interest, net	7,405	8,069	15,061	15,754
Income tax expense	2,137	823	3,295	2,486
Depreciation and amortization	6,343	5,515	12,746	9,762
EBITDA	$17,925	$14,925	$35,198	$33,294
Goodwill by Reportable Segment
Under the Company’s reportable segment structure as of December 31, 2025, the Company reported all of its goodwill in the former Debit and Credit segment. In connection with the implementation of the Company’s revised segment structure in the first quarter of 2026, a portion of the Company’s goodwill in the former Debit and Credit segment as of December 31, 2025 is now included in the Integrated Paytech segment. The increase in goodwill resulting from the acquisition of the on-premise instant issuance solution is recognized in the Integrated Paytech segment. As a result, total goodwill of the Company’s reportable segments as of June 30, 2026, and December 31, 2025, were as follows under the revised segment structure:

	June 30, 2026	December 31, 2025
Secure Card Solutions	$33,636	$33,636
Integrated Paytech	19,104	15,128
Total goodwill	$52,740	$48,764
Balance Sheet Data and Capital Expenditures of Reportable Segments
The Company does not report assets or capital expenditures by segment as the Company’s CODM does not use this information to evaluate reportable segments. Accordingly, the Company does not regularly provide such information by segment to the CODM.
12. Subsequent Events

Senior Notes Redemption
On July 15, 2026, the Company redeemed $26.5 million of its outstanding $265.0 million aggregate principal amount Senior Notes. The redemption was made pursuant to the terms of the indenture governing the terms of the Senior Notes, at a redemption price of 103.000% of par plus accrued and unpaid interest to the date of redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Management’s Discussion and Analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”).
Cautionary Statement Regarding Forward-Looking Information
Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “affirm,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our current expectations and beliefs concerning future developments and their potential effect on us and other information currently available. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.
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
Company Overview
CPI is a payments technology company providing a comprehensive range of physical and digital payment solutions for U.S. financial institutions, processors, fintechs, prepaid program managers, and more. We are a leader in several areas of the U.S. payment card solutions market, including debit and credit card production, personalization, and a cloud-based instant issuance solution. We are also a market leader in the production of “Prepaid Debit Cards,” defined as debit cards issued on the networks of the “Payment Card Brands” (Visa, Mastercard®, American Express® and Discover®) but not linked to a traditional bank account, and related secure packaging solutions. We serve thousands of customers through direct and indirect sales channels and have maintained long-standing relationships with our top customers.
Our revenues are primarily generated from the production of and services related to secure debit and credit cards that are issued on the networks of the Payment Card Brands, including Prepaid Debit Cards.
Segment Overview
In connection with our increased strategic focus on expanding and developing additional proprietary integrated technological solutions for our customer base and to reflect the manner in which the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), manages our business, we implemented a revised segment structure to assess performance and allocate resources, beginning in the first quarter of 2026. The changes in our segment structure primarily relate to the separation of the results of our proprietary integrated technological related operations into a separate segment from the former Debit and Credit segment. Our business consists of the following reportable segments:
•Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions acquired through the purchase of Arroweye in the second quarter of 2025;
•Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and

•Integrated Paytech: primarily provides cloud-based and on-premise solutions, which give customers the ability to issue an instant personalized debit or credit card within a customer location; and other digital payment solutions such as push provisioning for mobile wallets.
On June 23, 2026, we entered into an asset purchase agreement to acquire an on-premise instant issuance solution, which includes the development, marketing, sale, licensing, and servicing of on-premise instant payment card issuance software solutions. The financial results of the acquired business are included in our Integrated Paytech segment.
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
Results of Operations
The following table presents the components of our condensed consolidated statements of operations and comprehensive income for each of the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue (1)	$149,181	$129,753	$19,428	15.0%	$296,289	$252,514	$43,775	17.3%
Cost of goods sold (1)	100,695	89,633	11,062	12.3%	203,679	171,698	31,981	18.6%
Gross profit	48,486	40,120	8,366	20.9%	92,610	80,816	11,794	14.6%
Selling, general and administrative expenses	36,622	30,697	5,925	19.3%	69,752	57,289	12,463	21.8%
Income from operations	11,864	9,423	2,441	25.9%	22,858	23,527	(669)	(2.8)%
Other expense, net:
Interest, net	(7,405)	(8,069)	664	8.2%	(15,061)	(15,754)	693	4.4%
Other (expense) income, net	(35)	(13)	(22)	*	(3)	5	(8)	*
Income before taxes and equity in losses of unconsolidated affiliates	4,424	1,341	3,083	*	7,794	7,778	16	0.2%
Income tax expense	(2,137)	(823)	(1,314)	*	(3,295)	(2,486)	(809)	(32.5)%
Equity in losses of unconsolidated affiliates	(247)	—	(247)	*	(403)	—	(403)	*
Net income	$2,040	$518	$1,522	293.8%	$4,096	$5,292	$(1,196)	(22.6)%

Gross profit margin	32.5%	30.9%			31.3%	32.0%
________________________________________________________
*Calculation not meaningful.
(1)For the three months ended June 30, 2026 and 2025, revenue and cost of goods sold each include $4.5 million and $3.5 million of intersegment eliminations, respectively. For the six months ended June 30, 2026 and 2025, revenue and cost of goods sold each include $8.6 million and $8.3 million of intersegment eliminations, respectively.
The following discussion of our condensed consolidated results of operations and segment results refers to the three and six months ended June 30, 2026, compared to the corresponding prior year period. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of operations and comprehensive income.

Revenue:
Revenue increased for the three months ended June 30, 2026, primarily due to increased revenue in our Secure Card Solutions segment excluding contributions from Arroweye, driven by increased volumes of contactless cards and higher personalization services; as well as higher revenue in our Prepaid Solutions segment. Additionally, revenue partially increased in our Secure Card Solutions segment due to contributions from the acquisition of Arroweye.
Revenue increased for the six months ended June 30, 2026, primarily due to increased revenue in our Secure Card Solutions segment excluding contributions from Arroweye, driven by increased volumes of contactless cards and higher personalization services. Additionally, revenue partially increased in our Secure Card Solutions segment due to contributions from the acquisition of Arroweye.

Gross Profit and Gross Profit Margin:
Gross profit increased for the three and six months ended June 30, 2026, primarily due to the factors discussed above and net tariff refunds totaling approximately $3.5 million and $2.5 million, respectively, partially offset by unfavorable changes in sales mix between segments and increased depreciation expenses. Additional changes in tariff rates could further impact our results of operations during 2026.
Gross profit margin increased for the three months ended June 30, 2026, primarily due to increased revenue and tariff refunds, partially offset by unfavorable changes in sales mix between segments and increased depreciation expenses.
Gross profit margin decreased for the six months ended June 30, 2026, primarily due to unfavorable changes in sales mix between segments and increased depreciation expenses, partially offset by increased revenue and tariff refunds.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses increased for the three and six months ended June 30, 2026, primarily due to higher compensation and related expenses, non-recurring acquisition and integration costs, and increased investments in technology. The increase in compensation and related expenses was primarily attributable to employee-related costs associated with the Arroweye acquisition and the development of our Integrated Paytech segment. The increase in Arroweye costs reflects the addition of personnel to our workforce and is expected to continue as part of ongoing operations. Investments in technology increased primarily due to the development of our Integrated Paytech segment and our acquisition of Arroweye.
Interest, net:
Interest expense was relatively consistent for the three and six months ended June 30, 2026.
Other Income, net:
Other income, net, was relatively consistent for the three and six months ended June 30, 2026.
Income Tax Expense:
Our effective tax rates on pre-tax income were 48.3% and 61.4% for the three months ended June 30, 2026 and 2025, respectively, and 42.3% and 32.0% for the six months ended June 30, 2026 and 2025, respectively. The decrease in our effective tax rate for the three months ended June 30, 2026, compared to the prior year was primarily due to deferred state tax expense recognized as part of the Arroweye Solutions, Inc. acquisition in the prior-year period. The increase in our effective tax rate for the six months ended June 30, 2026, compared to the prior year was primarily attributable to the write off of a deferred tax asset associated with vested stock options that expired unexercised, as well as an increase in the valuation allowance related to a certain state decoupling from various favorable federal tax provisions.

Segment Discussion
Secure Card Solutions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$110,867	$94,673	$16,194	17.1%	$220,718	$176,315	$44,403	25.2%
Gross profit	$30,869	$23,918	$6,951	29.1%	$58,571	$44,737	$13,834	30.9%
Income from operations	$21,020	$15,636	$5,384	34.4%	$38,288	$29,946	$8,342	27.9%

Gross profit margin	27.8%	25.3%			26.5%	25.4%
Revenue:
Revenue for Secure Card Solutions increased for the three and six months ended June 30, 2026, primarily due to contributions from the acquisition of Arroweye as described above, increased volumes of contactless cards and higher personalization services.
Gross Profit and Gross Profit Margin:
Gross profit and gross profit margin for Secure Card Solutions increased for the three and six months ended June 30, 2026, primarily due to increased revenue and tariff refunds, partially offset by increased depreciation expenses.
Income from Operations:

Income from operations for Secure Card Solutions increased for the three and six months ended June 30, 2026, primarily due to increased gross profit, partially offset by increased selling, general and administrative expenses driven by higher compensation and related expenses and investments in technology primarily due to the acquisition of Arroweye.

Prepaid Solutions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$22,645	$19,222	$3,423	17.8%	$44,694	$45,935	$(1,241)	(2.7)%
Gross profit	$6,419	$5,471	$948	17.3%	$12,085	$14,913	$(2,828)	(19.0)%
Income from operations	$4,982	$4,171	$811	19.4%	$9,075	$12,170	$(3,095)	(25.4)%

Gross profit margin	28.3%	28.5%			27.0%	32.5%
Revenue:
Revenue for Prepaid Solutions increased for the three months ended June 30, 2026, primarily due to the change in accounting that was implemented in the second quarter of 2025 resulting in reduced revenue recognition for work-in-process orders, partially offset by comparisons with strong sales of higher-value packaging solutions in the prior year period. Excluding the change in accounting, revenue would have decreased $1.6 million, or 6.7%.
Revenue for Prepaid Solutions decreased for the six months ended June 30, 2026, primarily due to comparisons with strong sales of higher-value packaging solutions in the prior year period, partially offset by the change in accounting that was implemented in the second quarter of 2025 resulting in reduced revenue recognition for work-in-process orders. Excluding the change in accounting, the decrease in revenue would have been $6.6 million, or 12.9%.

Gross Profit and Gross Profit Margin:
Gross profit for Prepaid Solutions increased for the three months ended June 30, 2026, primarily due to increased revenue, including the change in accounting that was implemented in the second quarter of 2025 resulting in reduced revenue recognition for work-in-process orders; partially offset by unfavorable sales mix.
Gross profit margin was relatively consistent for Prepaid Solutions for the three months ended June 30, 2026.
Gross profit and gross profit margin for Prepaid Solutions decreased for the six months ended June 30, 2026, primarily due to decreased revenue and unfavorable sales mix, partially offset by the change in accounting that was implemented in the second quarter of 2025 resulting in reduced revenue recognition for work-in-process orders.
Income from Operations:
Income from operations for Prepaid Solutions increased for the three months ended June 30, 2026 and decreased for the six months ended June 30, 2026, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above.
Integrated Paytech:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$20,141	$19,326	$815	4.2%	$39,523	$38,579	$944	2.4%
Gross profit	$11,198	$10,731	$467	4.4%	$21,954	$21,166	$788	3.7%
Income from operations	$6,576	$7,417	$(841)	(11.3)%	$13,441	$14,810	$(1,369)	(9.2)%

Gross profit margin	55.6%	55.5%			55.5%	54.9%
Revenue:
Revenue for Integrated Paytech was relatively consistent for the three and six months ended June 30, 2026.
Gross Profit and Gross Profit Margin:
Gross profit and gross profit margin for Integrated Paytech were relatively consistent for the three and six months ended June 30, 2026.
Income from Operations:
Income from operations for Integrated Paytech decreased for the three and six months ended June 30, 2026, primarily due to increased selling, general and administrative expenses driven by increased compensation-related expenses and technology costs.

Liquidity and Capital Resources
At June 30, 2026, we had $21.4 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven by net income and fluctuations in working capital. Our working capital fluctuates primarily due to timing and size of tax payments, collections from customers, inventory purchases, payments of employee incentive programs, and interest payments on our outstanding Senior Notes, with the interest payments being due in the first and third quarters of the year.
Our ability to make investments in and grow our business, service our debt, and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels and our senior secured revolving credit facility (the “ABL Revolver”) with available borrowing capacity of $92.3 million as of June 30, 2026, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. Factors include, but are not limited to, demand from some of our customers for certain products and related services; changes in economic conditions, especially those impacting our customers; the pricing, terms and availability of goods and services that we purchase; and financings that we enter into.
Cash Flows from Operating Activities
Cash provided by operating activities for the six months ended June 30, 2026, increased to $42.1 million from $9.9 million for the six months ended June 30, 2025, primarily due to reduced working capital usage. Working capital benefited from decreased incentive payments related to a customer contract originally entered into in the first quarter of 2024, lower inventory purchases, decreased employee performance-based incentive compensation and severance payments, and decreased tax payments. These benefits were partially offset by timing of payments on accounts payable and prepaid expense balances.
Cash Flows from Investing Activities

Acquisition of an On-Premise Instant Issuance Solution

On June 23, 2026, we acquired an on-premise instant issuance solution for a purchase price of $6.3 million. The acquisition was funded through cash on hand. Refer to Note 1, “Business Overview and Summary of Significant Accounting Policies” of the condensed consolidated financial statements in this report for information regarding the acquisition.

Capital Expenditures
During the six months ended June 30, 2026, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $6.1 million.
Cash Flows from Financing Activities
As of June 30, 2026, and December 31, 2025, we had the following outstanding borrowings:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Senior Notes	$265,000	$265,000
ABL Revolver	—	25,000
Unamortized deferred financing costs	(2,861)	(3,332)
Total long-term debt	$262,139	$286,668

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
During the six months ended June 30, 2026, we made principal payments of $25.0 million on the ABL Revolver. On July 15, 2026, we borrowed $30.0 million under the ABL Revolver and redeemed $26.5 million of the outstanding $265.0 million aggregate principal amount Senior Notes.

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
Debt Service Requirements
As of June 30, 2026, the total projected principal and interest payments on our borrowings are $355.3 million, primarily related to the Senior Notes, of which $26.1 million of interest is expected to be paid in the next 12 months.
The remaining interest payments are expected to be paid over the remaining term of the Senior Notes, which mature in 2029, and the principal is due upon maturity. We have estimated our future interest payments including an additional $30.0 million of borrowings under the ABL Revolver and early redemptions of principal of $26.5 million on the Senior Notes, both of which occurred on July 15, 2026. This also assumes no debt issuances or renewals upon the maturity dates of our notes. However, we may borrow additional amounts under the ABL Revolver, redeem principal on the Senior Notes early, or refinance all or a portion of our borrowings in future periods.
Leases
We lease equipment and real property for production and services. Refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 9, “Financing and Operating Leases,” in our Annual Report on Form 10-K for the year ended December 31, 2025, for details on our leasing arrangements, including future maturities of our operating lease liabilities.

In February 2024, we entered into a build-to-suit lease agreement to relocate and modernize our operations at our Fort Wayne, Indiana production facility, which commenced in the first quarter of 2025, and with payments beginning in 2026. Under this lease agreement, we will pay an annual base rent of $0.9 million, subject to an annual rent increase of 2.0%. The lease is for 10 years and includes two consecutive options to extend the term of the lease by five years for each such option.
Purchase Obligations
A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of June 30, 2026, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, for which there were no material changes as of June 30, 2026, included:
•Revenue recognition, including estimates of work performed but not completed,
•Income taxes, including estimates regarding future compensation for covered individuals, valuation allowances and uncertain tax positions,
•Business combinations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not required due to smaller reporting company status.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Exchange Act of 1934) as of June 30, 2026, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the six months ended June 30, 2026, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).
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

CPI CARD GROUP INC.

August 6, 2026	/s/ John Lowe
John Lowe
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	/s/ Terra Grantham
Terra Grantham
Chief Financial Officer
(Principal Financial Officer)

August 6, 2026	/s/ Donna Abbey Carmignani
Donna Abbey Carmignani
Chief Accounting Officer
(Principal Accounting Officer)