Form 10-Q
period 2026-09-30
CPI Card Group Inc.
filed 2026-11-04
CIK 1641614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026
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
Yes    ☐     No    ☒
Number of shares of Common Stock, $0.001 par value, outstanding as of October 23, 2026: 11,632,292

PART I - Financial Information
Item 1. Financial Statements
CPI Card Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$15,177	$21,700
Accounts receivable, net	91,086	95,436
Inventories, net	64,444	72,243
Prepaid expenses and other current assets	12,295	15,565
Total current assets	183,002	204,944
Plant, equipment, leasehold improvements and operating lease right-of-use assets, net	108,753	108,433
Intangible assets, net of accumulated amortization of $62,793 and $59,741, respectively	18,592	18,544
Goodwill	52,886	48,764
Other assets	21,620	22,506
Total assets	$384,853	$403,191
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$30,538	$27,802
Accrued expenses	55,196	52,379
Deferred revenue and customer deposits	3,005	3,916
Total current liabilities	88,739	84,097
Long-term debt	251,135	286,668
Deferred income taxes	3,807	2,251
Other long-term liabilities	48,203	47,508
Total liabilities	391,884	420,524

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Series A Preferred Stock; $0.001 par value—100,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025
Common stock; $0.001 par value—100,000,000 shares authorized; 11,630,710 and 11,456,061 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	12	11
Capital deficit	(100,905)	(102,091)
Accumulated earnings	93,862	84,747
Total stockholders’ deficit	(7,031)	(17,333)
Total liabilities and stockholders’ deficit	$384,853	$403,191
See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$158,357	$137,966	$454,646	$390,480
Cost of goods sold	108,105	96,973	311,784	268,671
Gross profit	50,252	40,993	142,862	121,809
Selling, general and administrative expenses	34,597	27,975	104,349	85,264
Income from operations	15,655	13,018	38,513	36,545
Other expense, net:
Interest, net	(8,011)	(8,746)	(23,072)	(24,500)
Loss on debt extinguishment	(282)	(287)	(282)	(287)
Other expense, net	(979)	(242)	(982)	(237)
Total other expense, net	(9,272)	(9,275)	(24,336)	(25,024)
Income before income taxes and equity in losses of unconsolidated affiliates	6,383	3,743	14,177	11,521
Income tax expense	(1,309)	(1,435)	(4,604)	(3,921)
Equity in losses of unconsolidated affiliates	(55)	—	(458)	—
Net income	$5,019	$2,308	$9,115	$7,600

Basic and diluted earnings per share:
Basic earnings per share	$0.43	$0.20	$0.79	$0.67
Diluted earnings per share	$0.41	$0.19	$0.76	$0.64

Basic weighted-average shares outstanding	11,573,302	11,353,329	11,505,834	11,298,986
Diluted weighted-average shares outstanding	12,166,439	11,853,630	12,050,670	11,937,369

Comprehensive income:
Net income	$5,019	$2,308	$9,115	$7,600
Total comprehensive income	$5,019	$2,308	$9,115	$7,600
See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(Unaudited)

	Common stock		Capital deficit	Accumulated earnings	Stockholders deficit
	Shares	Amount
June 30, 2026	11,520,159	$12	$(100,329)	$88,843	$(11,474)
Shares issued under stock-based compensation plans	110,551	—	(1,772)	—	(1,772)
Stock-based compensation	—	—	1,196	—	1,196
Components of comprehensive income:
Net income	—	—	—	5,019	5,019
September 30, 2026	11,630,710	$12	$(100,905)	$93,862	$(7,031)

	Common stock		Capital deficit	Accumulated earnings	Stockholders deficit
	Shares	Amount
December 31, 2025	11,456,061	$11	$(102,091)	$84,747	$(17,333)
Shares issued under stock-based compensation plans	174,649	1	(2,341)	—	(2,340)
Stock-based compensation	—	—	3,527	—	3,527
Components of comprehensive income:
Net income	—	—	—	9,115	9,115
September 30, 2026	11,630,710	$12	$(100,905)	$93,862	$(7,031)

	Common stock		Capital deficit	Accumulated earnings	Stockholders deficit
	Shares	Amount
June 30, 2025	11,334,910	$11	$(104,126)	$75,089	$(29,026)
Shares issued under stock-based compensation plans	52,628	—	(423)	—	(423)
Stock-based compensation	—	—	1,482	—	1,482
Components of comprehensive income:
Net income	—	—	—	2,308	2,308
September 30, 2025	11,387,538	$11	$(103,067)	$77,397	$(25,659)

	Common stock		Capital deficit	Accumulated earnings	Stockholders deficit
	Shares	Amount
December 31, 2024	11,240,507	$11	$(105,429)	$69,797	$(35,621)
Shares issued under stock-based compensation plans	147,031	—	(1,500)	—	(1,500)
Stock-based compensation	—	—	3,862	—	3,862
Components of comprehensive income:
Net income	—	—	—	7,600	7,600
September 30, 2025	11,387,538	$11	$(103,067)	$77,397	$(25,659)
See accompanying notes to condensed consolidated financial statements

CPI Card Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$9,115	$7,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	16,440	12,730
Amortization expense	3,052	3,147
Stock-based compensation expense	5,296	4,537
Amortization of debt issuance costs	963	983
Loss on early extinguishment of debt	1,077	887
Deferred income taxes and other, net	2,299	4,245
Changes in operating assets and liabilities:
Accounts receivable, net	4,679	4,150
Inventories	7,900	(9,126)
Prepaid expenses and other assets	2,584	1,177
Income taxes, net	1,265	(5,178)
Accounts payable	3,653	8,834
Accrued expenses and other liabilities	468	(16,192)
Deferred revenue and customer deposits	(1,539)	2,117
Cash provided by operating activities	57,252	19,911
Investing activities
Capital expenditures for plant, equipment and leasehold improvements, net	(11,103)	(13,777)
Cash paid for acquisition, net of cash acquired	(6,300)	(42,442)
Other	291	50
Cash used in investing activities	(17,112)	(56,169)
Financing activities
Proceeds from borrowings on debt	30,000	67,000
Payments on debt	(66,500)	(40,000)
Payments on finance lease obligations	(7,027)	(5,967)
Debt issuance costs	—	(264)
Payment for debt early redemption premium	(795)	(600)
Taxes withheld and paid on stock-based compensation awards	(2,341)	(1,500)
Cash (used in) provided by financing activities	(46,663)	18,669
Net decrease in cash and cash equivalents	(6,523)	(17,589)
Cash and cash equivalents, beginning of period	21,700	33,544
Cash and cash equivalents, end of period	$15,177	$15,955
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest paid	$29,876	$31,099
Income taxes paid	$2,381	$6,441
Income taxes refunded	$(563)	$(60)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$187	$11,703
Financing leases	$10,113	$11,128
Accounts payable and accrued expenses for capital expenditures for plant, equipment and leasehold improvements	$1,198	$2,525
Non-cash equity in losses of unconsolidated affiliates	$(458)	$—
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
CPI’s revenues are primarily generated from the production of and related offerings of secure debit and credit cards that are issued on the networks of the Payment Card Brands, including Prepaid Debit Cards. In connection with the Company’s increased strategic focus on expanding and developing additional proprietary integrated technological solutions for its customer base and to reflect the manner in which the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), manages the Company’s business, the Company implemented a revised segment structure to assess performance and allocate resources, beginning in the first quarter of 2026. The changes in the Company’s segment structure primarily relate to the separation of the results of the Company’s proprietary integrated technological related solutions into a separate segment from the former Debit and Credit segment. As of September 30, 2026, the Company’s business consists of the following reportable segments:
•Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions acquired through the purchase of Arroweye Solutions, Inc. (“Arroweye”) during the second quarter of 2025;
•Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and
•Integrated Paytech: primarily provides cloud-based and on-premise solutions that enable customers to issue instantly personalized debit and credit cards at customer locations, as well as other digital payment solutions, including push provisioning for mobile wallets.
On June 23, 2026, the Company entered into an asset purchase agreement to acquire an on-premise instant issuance solution, which includes the development, marketing, sale, licensing, and servicing of on-premise instant payment card issuance software solutions for a purchase price of $6.3 million, which was funded through cash on hand. The financial results of the acquired business are included in the Company’s Integrated Paytech segment.
Refer to Note 11, “Segment Reporting,” for segment results for the three and nine months ended September 30, 2026 and 2025 under the revised segment structure.
Secondary Offering

On September 10, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) by and among the Company, Tricor Pacific Capital Partners (Fund IV), Limited Partnership and Tricor Pacific Capital Partners (Fund IV) US, Limited Partnership (the “Selling Stockholders”) and B. Riley Securities, Inc., as representative of the several underwriters named therein (the “Underwriters”), relating to the public offering (the “Offering”) of an aggregate of 2,337,323 shares of CPI common stock by the Selling Stockholders.

In addition, under the terms of the Underwriting Agreement, the Selling Stockholders granted the Underwriters an option, exercisable for 30 days, to purchase up to an additional 350,598 shares of CPI common stock. The Underwriters exercised in full this option to purchase additional shares on September 11, 2026.

The Offering contemplated in the Underwriting Agreement closed on September 14, 2026. The Company did not sell any securities in the Offering and did not receive any proceeds from the sale of the shares offered by the Selling Stockholders.

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
Customer Contracts
The Company often enters into Master Services Agreements (“MSAs”) with its customers. Generally, enforceable rights and obligations for goods and services occur only when a customer places a purchase order or statement of work to obtain goods or services under an MSA. The contract term as defined by ASC 606 is the length of time it takes to deliver the goods or services promised under the purchase order or statement of work. As such, the Company’s contracts are generally short term in nature.
Costs to Obtain a Contract with a Customer
Costs to obtain a contract (“contract costs”) include only costs that the Company would not have incurred if the contract had not been obtained. For contracts in which the term is greater than one year, these costs are recorded as an asset and amortized consistent with the timing of the related revenue over the life of the contract. The current portion of the asset is included in “Prepaid expenses and other current assets” and the noncurrent portion is included in “Other assets” on the Company’s condensed consolidated balance sheets. Contract costs incurred but unpaid are included in “Accrued expenses” on the Company’s condensed consolidated balance sheets. Contract costs are expensed as incurred when the amortization period is one year or less.

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
2. Inventories
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Raw materials	$48,987	$61,564
Work in process	5,833	3,868
Finished goods	9,624	6,811
Total inventories, net	$64,444	$72,243
3. Plant, Equipment, Leasehold Improvements and Operating Lease Right-of-Use Assets
Plant, equipment, leasehold improvements and operating lease right-of-use assets consisted of the following:

	September 30, 2026	December 31, 2025
Machinery and equipment	$83,611	$85,835
Machinery and equipment under financing leases	57,255	48,194
Furniture, fixtures and computer equipment	10,070	5,795
Leasehold improvements	33,295	32,892
Construction in progress	8,709	4,746
Operating lease right-of-use assets	27,336	27,390
	220,276	204,852
Less accumulated depreciation and amortization	(111,523)	(96,419)
Total plant, equipment, leasehold improvements and operating lease right-of-use assets, net	$108,753	$108,433

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
The Company’s financial assets and liabilities that are not required to be re-measured at fair value in the condensed consolidated balance sheets were as follows:

	Carrying Value as of September 30, 2026	Estimated Fair Value as of September 30, 2026	Fair Value Measurement at September 30, 2026 (Using Fair Value Hierarchy)
			Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$238,500	$247,940	$—	$247,940	$—
ABL Revolver	$15,000	$15,000	$—	$15,000	$—

	Carrying Value as of December 31, 2025	Estimated Fair Value as of December 31, 2025	Fair Value Measurement at December 31, 2025 (Using Fair Value Hierarchy)
			Level 1	Level 2	Level 3
Liabilities:
Senior Notes	$265,000	$281,616	$—	$281,616	$—
ABL Revolver	$25,000	$25,000	$—	$25,000	$—
The aggregate fair value of the Company’s Senior Notes (defined in Note 6, “Long-Term Debt”) was based on quoted prices for identical or similar liabilities in markets that are not active and, as a result, they are classified as Level 2 inputs. The fair value measurement associated with the ABL Revolver (defined in Note 6, “Long-Term Debt”) approximates its carrying value as of September 30, 2026 and December 31, 2025, given the applicable variable interest rates.
The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable each approximate fair value due to their short-term nature.

5. Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accrued payroll and related employee expenses	$10,950	$13,634
Accrued employee performance-based incentive compensation	3,478	2,664
Employer payroll taxes	1,882	845
Accrued rebates	7,864	2,819
Accrued interest	5,438	12,792
Current operating and financing lease liabilities	14,100	12,457
Other	11,484	7,168
Total accrued expenses	$55,196	$52,379
Other accrued expenses as of September 30, 2026, and December 31, 2025, consisted primarily of accrued restructuring and severance, miscellaneous accruals for invoices not yet received, accrued sales and use tax and self-insurance claims incurred but not yet reported.
6. Long-Term Debt
As of September 30, 2026, and December 31, 2025, long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
Senior Notes	$238,500	$265,000
ABL Revolver	15,000	25,000
Unamortized deferred financing costs	(2,365)	(3,332)
Total long-term debt	251,135	286,668
Less current maturities	—	—
Long-term debt, net of current maturities	$251,135	$286,668
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
On July 15, 2026, the Company used available capacity under the ABL Revolver (defined below) to redeem $26.5 million of its outstanding $265.0 million aggregate principal amount Senior Notes. The redemption was made pursuant to the terms of the indenture governing the Senior Notes, at a redemption price of 103.000% of par plus accrued and unpaid interest to the date of redemption. The early redemption premium paid is recorded in “Interest, net” on the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2026.

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
Deferred Financing Costs

Certain costs incurred with borrowings are reflected as a reduction to the long-term debt balance. These costs are amortized as an adjustment to interest expense over the life of the borrowing. As of September 30, 2026, the remaining unamortized debt issuance costs recorded on the Senior Notes were $2.4 million and were reported as a reduction to the long-term debt balance.
7. Income Taxes
The Company’s effective tax rates on pre-tax income were 20.5% and 38.3% for the three months ended September 30, 2026 and 2025, respectively, and 32.5% and 34.0% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the Company’s effective tax rate for the three and nine months ended September 30, 2026, was primarily due to increased deductibility of stock-based compensation and limitations on deductibility of executive compensation in the prior year.
For the nine months ended September 30, 2026 and 2025, the effective tax rates differ from the U.S. federal statutory income tax rate as follows:

	September 30,
	2026	2025
Tax at federal statutory rate	21.0%	21.0%
State taxes, net	6.5	7.1
Valuation allowance	1.4	—
Permanent items (1)	3.7	7.7
Tax credits	(0.9)	(1.8)
Other	0.8	—
Effective income tax rate	32.5%	34.0%
____________________________________________
(1)Includes the deductibility limitations on excess compensation.
8. Earnings per Share
Basic and diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding stock options at the presented dates are exercised and shares of restricted stock have vested. For the three months ended September 30, 2026 and 2025, 8,879 and 22,751 potentially dilutive securities, respectively, and for the nine months ended September 30, 2026 and 2025, 27,636 and 15,589 potentially dilutive securities, respectively, were excluded from the calculation of diluted earnings per share. The effect of these shares was anti-dilutive under the treasury stock method, as the assumed proceeds of the options and restricted stock per unit were above our average share price during the periods.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$5,019	$2,308	$9,115	$7,600

Denominator:
Basic weighted-average common shares outstanding	11,573,302	11,353,329	11,505,834	11,298,986
Dilutive shares	593,137	500,301	544,836	638,383
Diluted weighted-average common shares outstanding	12,166,439	11,853,630	12,050,670	11,937,369

Basic earnings per share	$0.43	$0.20	$0.79	$0.67

Diluted earnings per share	$0.41	$0.19	$0.76	$0.64
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
10. Stock-Based Compensation
In October 2015, the Company adopted the CPI Card Group Inc. Omnibus Incentive Plan (as amended and supplemented, the “Omnibus Plan”) pursuant to which cash and equity-based incentives may be granted to participating employees, advisors, and directors. Effective January 30, 2024, the Company’s stockholders approved an amendment to the Omnibus Plan to increase the total number of shares of the Company’s common stock reserved and available for issuance thereunder by 1,000,000 shares, resulting in a total of 3,200,000 shares issuable under the Omnibus Plan. As of September 30, 2026, there were 634,614 shares of common stock available for grant under the Omnibus Plan.
In 2026, the Company granted certain executives two performance cash awards (PCAs) with a total grant date fair value of $3.7 million using a Monte Carlo simulation model. These PCAs will vest on December 31, 2026 and December 31, 2028 and are expected to settle in the first quarters of 2027 and 2029, respectively, subject to continuous employment and the achievement of certain Company performance goals including the Company’s relative total shareholder return of stock against the Russell 2000 index. As the awards are liability-classified, the awards are remeasured at fair value at each reporting date and at settlement, with changes recognized as stock-based compensation expense.
During the nine months ended September 30, 2026, the Company granted 204,668 restricted stock units at a weighted average grant date fair value of $18.73. As of September 30, 2026, there were 533,929 outstanding restricted stock units at a weighted average grant date fair value of $19.69.
As of September 30, 2026, there were 376,266 options outstanding at a weighted average exercise price of $18.43. No options were granted during the nine months ended September 30, 2026. Options have seven-year terms and are issued with exercise prices equal to the fair market value of the Company’s common stock on the grant date.

All equity awards are contingent and issued only upon approval by the compensation committee of the Company’s board of directors, or as otherwise permitted under the Omnibus Plan. The Company accounts for stock-based compensation pursuant to ASC 718, Compensation—Stock Compensation. All stock-based compensation is required to be measured at fair value and expensed over the requisite service period, generally defined as the applicable vesting period. The Company accounts for forfeitures as they occur and reverses previously recognized expenses for the unvested portion of the forfeited shares. Upon the exercise of stock options, shares of common stock are issued from authorized common shares.
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
As of September 30, 2026, the Company’s reportable segments were as follows:
•Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions acquired through the purchase of Arroweye during the second quarter of 2025;
•Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and
•Integrated Paytech: primarily provides cloud-based and on-premise solutions that enable customers to issue instantly personalized debit and credit cards at customer locations, as well as other digital payment solutions, including push provisioning for mobile wallets.
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

Performance Measures of Reportable Segments
Revenue and EBITDA of the Company’s reportable segments, as well as a reconciliation of total segment EBITDA to income from operations and net income for the three and nine months ended September 30, 2026 and 2025, were as follows:

	Three Months Ended September 30, 2026
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations	Corporate	Consolidated
Revenue	$111,900	$26,859	$23,451	$162,210	$(3,853)	$—	$158,357
Cost of goods sold	83,642	17,835	10,481	111,958	(3,853)	—	108,105
Gross profit	28,258	9,024	12,970	50,252	—	—	50,252
Selling, general and administrative expenses	9,202	1,415	5,742	16,359	—	18,238	34,597
Income (loss) from operations	$19,056	$7,609	$7,228	$33,893	$—	$(18,238)	$15,655

EBITDA by segment:
Income (loss) from operations	$19,056	$7,609	$7,228	$33,893	$—	$(18,238)	$15,655
Depreciation and amortization	4,362	1,261	436	6,059	—	687	6,746
Other expense, net	—	(55)	—	(55)	—	(1261)	(1,316)
EBITDA	$23,418	$8,815	$7,664	$39,897	$—	$(18,812)	$21,085

Gross profit margin	25.3%	33.6%	55.3%	31.0%	*	*	31.7%
EBITDA margin	20.9%	32.8%	32.7%	24.6%	*	*	13.3%

	Nine Months Ended September 30, 2026
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations	Corporate	Consolidated
Revenue	$332,618	$71,553	$62,974	$467,145	$(12,499)	$—	$454,646
Cost of goods sold	245,789	50,444	28,050	324,283	(12,499)	—	311,784
Gross profit	86,829	21,109	34,924	142,862	—	—	142,862
Selling, general and administrative expenses	29,485	4,425	14,255	48,165	—	56,184	104,349
Income (loss) from operations	$57,344	$16,684	$20,669	$94,697	$—	$(56,184)	$38,513

EBITDA by segment:
Income (loss) from operations	$57,344	$16,684	$20,669	$94,697	$—	$(56,184)	$38,513
Depreciation and amortization	12,966	3,776	704	17,446	—	2,046	19,492
Other income (expense), net	3	(459)	—	(456)	—	(1266)	(1,722)
EBITDA	$70,313	$20,001	$21,373	$111,687	$—	$(55,404)	$56,283

Gross profit margin	26.1%	29.5%	55.5%	30.6%	*	*	31.4%
EBITDA margin	21.1%	28.0%	33.9%	23.9%	*	*	12.4%

	Three Months Ended September 30, 2025
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations	Corporate	Consolidated
Revenue	$99,154	$23,335	$19,498	$141,987	$(4,021)	$—	$137,966
Cost of goods sold	76,226	16,286	8,482	100,994	(4,021)	—	96,973
Gross profit	22,928	7,049	11,016	40,993	—	—	40,993
Selling, general and administrative expenses	9,879	1,166	2,788	13,833	—	14,142	27,975
Income (loss) from operations	$13,049	$5,883	$8,228	$27,160	$—	$(14,142)	$13,018

EBITDA by segment:
Income (loss) from operations	$13,049	$5,883	$8,228	$27,160	$—	$(14,142)	$13,018
Depreciation and amortization	4,080	1,134	33	5,247	—	868	6,115
Other expense, net	(238)	(1)	—	(239)	—	(290)	(529)
EBITDA	$16,891	$7,016	$8,261	$32,168	$—	$(13,564)	$18,604

Gross profit margin	23.1%	30.2%	56.5%	28.9%	*	*	29.7%
EBITDA margin	17.0%	30.1%	42.4%	22.7%	*	*	13.5%

	Nine Months Ended September 30, 2025
	Secure Card Solutions	Prepaid Solutions	Integrated Paytech	Total Reportable Segments	Intersegment Eliminations	Corporate	Consolidated
Revenue	$275,469	$69,270	$58,077	$402,816	$(12,336)	$—	$390,480
Cost of goods sold	207,804	47,308	25,895	281,007	(12,336)	—	268,671
Gross profit	67,665	21,962	32,182	121,809	—	—	121,809
Selling, general and administrative expenses	24,670	3,909	9,144	37,723	—	47,541	85,264
Income (loss) from operations	$42,995	$18,053	$23,038	$84,086	$—	$(47,541)	$36,545

EBITDA by segment:
Income (loss) from operations	$42,995	$18,053	$23,038	$84,086	$—	$(47,541)	$36,545
Depreciation and amortization	9,817	3,376	95	13,288	—	2,589	15,877
Other (expense) income, net	(278)	5	—	(273)	—	(251)	(524)
EBITDA	$52,534	$21,434	$23,133	$97,101	$—	$(45,203)	$51,898

Gross profit margin	24.6%	31.7%	55.4%	30.2%	*	*	31.2%
EBITDA margin	19.1%	30.9%	39.8%	24.1%	*	*	13.3%
______________________________________________________
*Calculation not meaningful.

Reconciliation of Net Income to EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$5,019	$2,308	$9,115	$7,600
Interest, net	8,011	8,746	23,072	24,500
Income tax expense	1,309	1,435	4,604	3,921
Depreciation and amortization	6,746	6,115	19,492	15,877
EBITDA	$21,085	$18,604	$56,283	$51,898
Goodwill by Reportable Segment
Under the Company’s reportable segment structure as of December 31, 2025, the Company reported all of its goodwill in the former Debit and Credit segment. In connection with the implementation of the Company’s revised segment structure in the first quarter of 2026, a portion of the Company’s goodwill in the former Debit and Credit segment as of December 31, 2025 is now included in the Integrated Paytech segment. The increase in goodwill resulting from the acquisition of the on-premise instant issuance solution is recognized in the Integrated Paytech segment. As a result, total goodwill of the Company’s reportable segments as of September 30, 2026, and December 31, 2025, were as follows under the revised segment structure:

	September 30, 2026	December 31, 2025
Secure Card Solutions	$33,636	$33,636
Integrated Paytech	19,250	15,128
Total goodwill	$52,886	$48,764
Balance Sheet Data and Capital Expenditures of Reportable Segments
The Company does not report assets or capital expenditures by segment as the Company’s CODM does not use this information to evaluate reportable segments. Accordingly, the Company does not regularly provide such information by segment to the CODM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to the “Company,” “our,” “us” or “we” refer to CPI Card Group Inc. and its subsidiaries. For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026. Management’s Discussion and Analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”).
Cautionary Statement Regarding Forward-Looking Information
Certain statements and information in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (as well as information included in other written or oral statements we make from time to time) may contain or constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “estimate,” “project,” “expect,” “anticipate,” “affirm,” “plan,” “intend,” “foresee,” “will,” “should,” “would,” “could,” “continue,” “committed,” “attempt,” “aim,” “target,” “objective,” “guides,” “seek,” “focus,” “provides guidance,” “provides outlook” or other similar expressions are intended to identify forward-looking statements, which are not historical in nature. These forward-looking statements, including statements about our strategic initiatives and market opportunities, are based on our expectations and beliefs concerning future developments and their potential effect on us and other information available at the time such statements are made. Such forward-looking statements, because they relate to future events, are by their very nature subject to many important risks and uncertainties that could cause actual results or other events to differ materially from those contemplated.
These risks and uncertainties include, but are not limited to: (i) risks relating to our business and industry, such as a deterioration in general economic conditions, including due to inflationary conditions, resulting in reduced consumer confidence and business spending, and a decline in consumer credit worthiness impacting demand for our products; the unpredictability of our operating results, including an inability to anticipate changes in customer inventory management practices and its impact on our business; our failure to retain our existing key customers or identify and attract new customers; the highly competitive, saturated and consolidated nature of our marketplace; our inability to develop, introduce and commercialize new products and related services, including due to our inability to undertake research and development activities; new and developing technologies that make our existing technology solutions and products obsolete or less relevant or our failure to introduce new products and related services in a timely manner or at all; system security risks, data protection breaches and cyber-attacks; the usage, or lack thereof, of artificial intelligence technologies; disruptions, delays or other failures in our supply chain, including as a result of inflationary pressures, single-source suppliers, failure or inability of suppliers to comply with our code of conduct or contractual requirements, trade restrictions, tariffs, foreign conflicts or political unrest in countries in which our suppliers operate, and our inability to pass related costs on to our customers or difficulty meeting customers’ delivery expectations due to extended lead times; changes in U.S. and global trade policy and the impact of tariffs on our business and results of operations; interruptions in our operations, including our information technology systems, or in the operations of the third parties that operate computing infrastructure on which we rely; defects in our software and computing systems; disruptions in production at one or more of our facilities due to weather conditions, climate change, political instability, or social unrest; problems in production quality, materials and process and costs relating to product defects and any related product liability and/or warranty claims and damage to our reputation; our inability to recruit, retain and develop qualified personnel, including key personnel, and implement effective succession processes; our substantial indebtedness, including the restrictive terms of our indebtedness and covenants of future agreements governing indebtedness and the resulting restraints on our ability to pursue our business strategies; our inability to make debt service payments or refinance such indebtedness; our inability to successfully execute on, integrate, or achieve the anticipated benefits of acquisitions, including the acquisition of Arroweye Solutions, Inc. (“Arroweye”) and our acquisition of an on-premise instant issuance solution, or execute on divestitures, strategic relationships, or investments; our status as an accelerated filer and complying with the Sarbanes-Oxley Act of 2002 and the costs associated with such compliance and implementation of procedures thereunder; our failure to maintain effective internal control over financial reporting and risks relating to investor confidence in our financial reporting; environmental, social and governance (“ESG”) preferences and demands of various stakeholders and the related impact on our ability to access capital, produce our products in conformity with stakeholder preferences, comply with stakeholder demands and comply with any related legal or regulatory requirements or restrictions; negative perceptions of our products due to the impact of our products and production processes on the environment and other ESG-related risks; damage to our reputation or brand image; our inability to adequately protect our trade secrets and intellectual property rights from misappropriation, infringement claims brought against us and risks related to open source software; our inability to renew licenses with key technology licensors; our limited ability to raise capital, which may lead to delays in innovation or the abandonment of our strategic initiatives; costs and impacts related to additional tax collection efforts by states, unclaimed property laws, or future increases in U.S. federal or state income taxes, resulting in additional expenses which we may be unable to pass along to our customers; our inability to realize the full value of our long-lived assets; costs and potential liabilities associated with compliance or failure to comply with laws and regulations, customer contractual requirements and evolving industry standards regarding consumer privacy and data use and security; our failure to operate our business in accordance with the Payment Card Industry Security Standards Council security standards or other industry standards; the effects of ongoing foreign conflicts on the global economy; adverse conditions in the banking system and financial markets, including the failure of banks and financial institutions; our failure to comply with environmental, health and safety laws and regulations that apply to our products and the raw materials we use in our production processes; (ii) risks relating to ownership of our common stock, such as those associated with concentrated ownership of our common stock by our significant stockholder and potential conflicts of interest with other stockholders; the impact of concentrated ownership of our common stock and the sale or perceived sale of a substantial amount of common stock on the trading volume and market price of our common stock; potential conflicts of interest that may arise due to our Board of Directors being comprised in part of directors who are principals of or were nominated by our current or former significant stockholders; the influence of securities analysts over the trading market for and price of our common stock, particularly due to the lack of substantial research coverage of our common stock; the impact of stockholder activism or actual or threatened securities litigation on the trading price and volatility of our common stock; certain provisions of our organizational documents and other contractual provisions that may delay or prevent a change in control and make it difficult for stockholders other than our significant stockholder to change the composition of our Board of Directors; and (iii) general risks, such as relating to our ability to comply with a wide variety of complex, evolving laws and regulations and the exposure to liability for any failure to comply; the effect of legal and regulatory proceedings and the adequacy of our insurance policies; and other risks and uncertainties that are described in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026, and our other reports filed from time to time with the SEC.
We caution and advise readers not to place undue reliance on forward-looking statements, which speak only as of the date such statements are made. These statements are based on assumptions that may not be realized and involve risks and uncertainties that could cause actual results or other events to differ materially from the expectations and beliefs contained herein and therein. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.
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
Segment Overview
In connection with our increased strategic focus on expanding and developing additional proprietary integrated technological solutions for our customer base and to reflect the manner in which the Company’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer (“CEO”), manages our business, we implemented a revised segment structure to assess performance and allocate resources, beginning in the first quarter of 2026. The changes in our segment structure primarily relate to the separation of the results of our proprietary integrated technologically related operations into a separate segment from the former Debit and Credit segment. Our business consists of the following reportable segments:
•Secure Card Solutions: primarily produces secure debit and credit cards and provides card personalization services for U.S. card-issuing financial institutions, including highly customizable, on-demand payment card solutions acquired through the purchase of Arroweye in the second quarter of 2025;
•Prepaid Solutions: primarily provides prepaid debit cards and secure packaging solutions and other integrated prepaid card services to prepaid program managers in the U.S.; and

•Integrated Paytech: primarily provides cloud-based and on-premise solutions that enable customers to issue instantly personalized debit and credit cards at customer locations, as well as other digital payment solutions, including push provisioning for mobile wallets.
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
Results of Operations
The following table presents the components of our condensed consolidated statements of operations and comprehensive income for each of the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue (1)	$158,357	$137,966	$20,391	14.8%	$454,646	$390,480	$64,166	16.4%
Cost of goods sold (1)	108,105	96,973	11,132	11.5%	311,784	268,671	43,113	16.0%
Gross profit	50,252	40,993	9,259	22.6%	142,862	121,809	21,053	17.3%
Selling, general and administrative expenses	34,597	27,975	6,622	23.7%	104,349	85,264	19,085	22.4%
Income from operations	15,655	13,018	2,637	20.3%	38,513	36,545	1,968	5.4%
Other expense, net:
Interest, net	(8,011)	(8,746)	735	8.4%	(23,072)	(24,500)	1,428	5.8%
Loss on debt extinguishment	(282)	(287)	5	1.7%	(282)	(287)	5	1.7%
Other expense, net	(979)	(242)	(737)	*	(982)	(237)	(745)	*
Income before taxes and equity in losses of unconsolidated affiliates	6,383	3,743	2,640	*	14,177	11,521	2,656	23.1%
Income tax expense	(1,309)	(1,435)	126	8.8%	(4,604)	(3,921)	(683)	(17.4)%
Equity in losses of unconsolidated affiliates	(55)	—	(55)	*	(458)	—	(458)	*
Net income	$5,019	$2,308	$2,711	117.5%	$9,115	$7,600	$1,515	19.9%

Gross profit margin	31.7%	29.7%			31.4%	31.2%
________________________________________________________
*Calculation not meaningful.
(1)For the three months ended September 30, 2026 and 2025, revenue and cost of goods sold each include $3.9 million and $4.0 million of intersegment eliminations, respectively. For the nine months ended September 30, 2026 and 2025, revenue and cost of goods sold each include $12.5 million and $12.3 million of intersegment eliminations, respectively.
The following discussion of our condensed consolidated results of operations and segment results refers to the three and nine months ended September 30, 2026, compared to the corresponding prior year period. The results of operations should be read in conjunction with the discussion of our segment results of operations, which provide more detailed discussions concerning certain components of the condensed consolidated statements of operations and comprehensive income.
Revenue:
Revenue increased for the three months ended September 30, 2026, primarily due to increased revenue in our Secure Card Solutions segment driven by increased volumes of contactless cards; as well as higher revenue in our Integrated Paytech segment and our Prepaid Solutions segment.

Revenue increased for the nine months ended September 30, 2026, primarily due to increased revenue in our Secure Card Solutions segment excluding contributions from Arroweye, driven by increased volumes of contactless cards and higher personalization services; as well as higher revenue in our Integrated Paytech segment and our Prepaid Solutions segment. Additionally, revenue partially increased in our Secure Card Solutions segment due to contributions from the acquisition of Arroweye.

Gross Profit and Gross Profit Margin:
Gross profit and gross profit margin increased for the three months ended September 30, 2026, primarily due to the factors discussed above, as well as favorable changes in sales mix across segments.
Gross profit increased for the nine months ended September 30, 2026, primarily due to the factors discussed above and net tariff refunds totaling approximately $3.0 million, partially offset by unfavorable changes in sales mix across segments and increased depreciation expenses. The tariff refunds of approximately $4.0 million in our Secure Card Solutions segment were partially offset by tariff expenses of approximately $1.0 million in our other reportable segments.
Gross profit margin was relatively consistent for the nine months ended September 30, 2026.
Selling, General and Administrative Expenses:
Selling, general and administrative expenses increased for the three and nine months ended September 30, 2026, primarily driven by business investments and non-recurring acquisition and integration costs. Business investments included additional personnel and higher technology expenditures. Headcount and related business expenses increased primarily to support the development of our Integrated Paytech segment for the three-month period and Arroweye for the nine-month period. Higher technology expenditures primarily supported the development of our Integrated Paytech segment and Arroweye during both periods.
Interest, net:
Interest expense decreased for the three and nine months ended September 30, 2026, primarily due to impacts of lower average borrowings on the Senior Notes and ABL Revolver (as defined below), partially offset by payment in the current period of a $0.8 million early redemption premium related to the redemption of $26.5 million of the Senior Notes, as compared to payment in the prior year period of a $0.6 million premium related to the redemption of $20.0 million of the Senior Notes.

Other Expense, net:
Other expense, net, increased for the three and nine months ended September 30, 2026, primarily due to expenses incurred related to a secondary offering of our common shares. See Note 1, “Business Overview and Summary of Significant Accounting Policies” of the condensed consolidated financial statements for further information.
Income Tax Expense:
Our effective tax rates on pre-tax income were 20.5% and 38.3% for the three months ended September 30, 2026 and 2025, respectively, and 32.5% and 34.0% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in our effective tax rate for the three and nine months ended September 30, 2026, was primarily due to increased deductibility of stock-based compensation and limitations on deductibility of executive compensation in the prior year.

Segment Discussion
Secure Card Solutions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$111,900	$99,154	$12,746	12.9%	$332,618	$275,469	$57,149	20.7%
Gross profit	$28,258	$22,928	$5,330	23.2%	$86,829	$67,665	$19,164	28.3%
Income from operations	$19,056	$13,049	$6,007	46.0%	$57,344	$42,995	$14,349	33.4%

Gross profit margin	25.3%	23.1%			26.1%	24.6%
Revenue:
Revenue for Secure Card Solutions increased for the three and nine months ended September 30, 2026, primarily due to increased volumes of contactless cards. The increase for the nine months ended September 30, 2026, was also due to contributions from the acquisition of Arroweye as described above.
Gross Profit and Gross Profit Margin:
Gross profit and gross profit margin for Secure Card Solutions increased for the three months ended September 30, 2026, primarily due to factors discussed in revenue.
Gross profit and gross profit margin for Secure Card Solutions increased for the nine months ended September 30, 2026, primarily due to increased revenue and tariff refunds of approximately $4.0 million, partially offset by increased depreciation expenses.
Income from Operations:
Income from operations for Secure Card Solutions increased for the three months ended September 30, 2026, primarily due to increased gross profit.

Income from operations for Secure Card Solutions increased for the nine months ended September 30, 2026, primarily due to increased gross profit, partially offset by increased selling, general and administrative expenses driven by higher compensation and related expenses and investments in technology primarily due to the acquisition of Arroweye.

Prepaid Solutions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$26,859	$23,335	$3,524	15.1%	$71,553	$69,270	$2,283	3.3%
Gross profit	$9,024	$7,049	$1,975	28.0%	$21,109	$21,962	$(853)	(3.9)%
Income from operations	$7,609	$5,883	$1,726	29.3%	$16,684	$18,053	$(1,369)	(7.6)%

Gross profit margin	33.6%	30.2%			29.5%	31.7%
Revenue:
Revenue for Prepaid Solutions increased for the three months ended September 30, 2026, primarily due to increased sales of closed loop prepaid payment solutions and higher-value open loop packages.

Revenue for Prepaid Solutions increased for the nine months ended September 30, 2026, primarily due to increased sales of closed loop prepaid payment solutions, as well as the change in accounting that was implemented in the second quarter of 2025 resulting in reduced revenue recognition for work-in-process orders, partially offset by comparisons with strong sales of higher-value packages in the prior year period. Excluding the change in accounting, revenue for the nine months ended September 30, 2026 would have decreased $3.1 million, or 4.1%.
Gross Profit and Gross Profit Margin:
Gross profit and gross profit margin for Prepaid Solutions increased for the three months ended September 30, 2026, primarily due to increased revenue and favorable sales mix.
Gross profit and gross profit margin for Prepaid Solutions decreased for the nine months ended September 30, 2026, primarily due to decreased revenue, excluding the change in accounting that was implemented in the second quarter of 2025 resulting in reduced revenue recognition for work-in-process orders.
Income from Operations:
Income from operations for Prepaid Solutions increased for the three months ended September 30, 2026 and decreased for the nine months ended September 30, 2026, primarily due to the factors discussed in “Gross Profit and Gross Profit Margin” above.
Integrated Paytech:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue	$23,451	$19,498	$3,953	20.3%	$62,974	$58,077	$4,897	8.4%
Gross profit	$12,970	$11,016	$1,954	17.7%	$34,924	$32,182	$2,742	8.5%
Income from operations	$7,228	$8,228	$(1,000)	(12.2)%	$20,669	$23,038	$(2,369)	(10.3)%

Gross profit margin	55.3%	56.5%			55.5%	55.4%
Revenue:
Revenue for Integrated Paytech increased for the three and nine months ended September 30, 2026, primarily due to contributions from the acquisition of an on-premise instant issuance solution effective June 23, 2026, as well as growth in our existing Integrated Paytech solutions.
Gross Profit and Gross Profit Margin:
Gross profit for Integrated Paytech increased for the three and nine months ended September 30, 2026, primarily due to the increase in revenue discussed above.
Gross profit margin for Integrated Paytech was relatively consistent for the three and nine months ended September 30, 2026.

Income from Operations:
Income from operations for Integrated Paytech decreased for the three and nine months ended September 30, 2026, primarily due to increased selling, general and administrative expenses driven by investments in additional personnel and technology, including expenses related to the acquisition discussed in revenue above.

Liquidity and Capital Resources
At September 30, 2026, we had $15.2 million of cash and cash equivalents. Our primary source of liquidity has been cash generated from our operating activities, which has been driven by net income and fluctuations in working capital. Our working capital fluctuates primarily due to timing and size of tax payments, collections from customers, inventory purchases, payments of employee incentive programs, and interest payments on our outstanding Senior Notes, with the interest payments being due in the first and third quarters of the year.
Our ability to make investments in and grow our business, service our debt, and improve our debt leverage ratios, while maintaining strong liquidity, depends on our ability to generate excess operating cash flows. Although we can provide no assurances, we believe that our cash flows from operations, combined with our current cash levels and our senior secured revolving credit facility with available borrowing capacity of $74.5 million as of September 30, 2026, and access to capital markets as necessary, will be adequate to fund debt service requirements and provide cash, as required, to support our ongoing operations, capital expenditures, lease obligations and working capital needs. Our future cash flows could be impacted by a variety of factors, some of which are beyond our control. Factors include, but are not limited to, demand from some of our customers for certain products and related services; changes in economic conditions, especially those impacting our customers; the pricing, terms and availability of goods and services that we purchase; and financings that we enter into.
Cash Flows from Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2026, increased to $57.3 million from $19.9 million for the nine months ended September 30, 2025, primarily due to reduced working capital usage. Working capital benefited from lower inventory purchases, decreased incentive payments related to a customer contract originally entered into in the first quarter of 2024, decreased employee performance-based incentive compensation and severance payments, and decreased tax payments. These benefits were partially offset by timing of payments on accounts payable and other accrued expenses.
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

Capital Expenditures
During the nine months ended September 30, 2026, capital expenditures, including investments to support the business, such as machinery and information technology equipment, totaled $11.1 million.
Cash Flows from Financing Activities
As of September 30, 2026, and December 31, 2025, we had the following outstanding borrowings:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Senior Notes	$238,500	$265,000
ABL Revolver	15,000	25,000
Unamortized deferred financing costs	(2,365)	(3,332)
Total long-term debt	$251,135	$286,668

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
On July 15, 2026, we redeemed $26.5 million of the outstanding $265.0 million aggregate principal amount of Senior Notes. The redemption was made pursuant to the terms of the indenture governing the Senior Notes, at a redemption price of 103.000% of par plus accrued and unpaid interest to the date of redemption. The early redemption premium paid is recorded in “Interest, net” on the consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2026.
The Company has obligations to make an offer to repay the Senior Notes, requiring prepayment in advance of the maturity date, upon the occurrence of certain events including a change of control and certain asset sales.
ABL Revolver
On the Closing Date, the Company, the Borrower and JPMorgan Chase Bank, N.A. (“JPMorgan”) entered into a credit agreement (the “ABL Revolver”) providing for up to $75.0 million. The ABL Revolver matures on the earliest to occur of July 11, 2029, and the date that is 91 days prior to the maturity of the Senior Notes. We primarily utilize our ABL Revolver to provide general liquidity and to support shorter term financing requirements.
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
During the nine months ended September 30, 2026, we made principal payments of $40.0 million and borrowed $30.0 million under the ABL Revolver.

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
Debt Service Requirements
As of September 30, 2026, the total projected principal and interest payments on our borrowings are $327.0 million, primarily related to the Senior Notes, of which $24.8 million of interest is expected to be paid in the next 12 months.
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
Purchase Obligations
A purchase obligation is an agreement to purchase goods or services that is enforceable, legally binding, and specifies all significant terms. As of September 30, 2026, there have not been any material changes to the purchase obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. Our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, for which there were no material changes as of September 30, 2026, included:
•Revenue recognition, including estimates of work performed but not completed,
•Income taxes, including estimates regarding future compensation for covered individuals, valuation allowances and uncertain tax positions,
•Business combinations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not required due to smaller reporting company status.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the CEO and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations (as defined by Rules 13a-15(e) and 15d-15(e) within the Exchange Act of 1934) as of September 30, 2026, which is the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the CEO and CFO have concluded that, as of September 30, 2026, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported, as applicable, within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On June 23, 2026 the Company acquired an on-premise instant issuance solution for which we are currently in the process of integrating controls and processes into our control environment and will incorporate this entity in our assessment of the effectiveness of our internal control over financial reporting as of the end of 2027.
Other than the change related to the integration of the on-premise instant issuance solution, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – Other Information
Item 1. Legal Proceedings
Refer to Note 9, “Commitments and Contingencies” of the condensed consolidated financial statements in this report for information regarding legal proceedings.
Item 1A. Risk Factors
The risk factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 set forth information relating to various risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Such risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes with respect to such risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three and nine months ended September 30, 2026, no directors or officers of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (each as defined in Item 408(a) of Regulation S-K).
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

CPI CARD GROUP INC.

November 4, 2026	/s/ John Lowe
John Lowe
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2026	/s/ Terra Grantham
Terra Grantham
Chief Financial Officer
(Principal Financial Officer)

November 4, 2026	/s/ Brennan Hughes
Brennan Hughes
Chief Accounting Officer
(Principal Accounting Officer)